Form 10-K
period 1993-12-31
ATLANTIC RICHFIELD CO /DE
filed 1994-03-02
CIK 775483

                                     1993

                               ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1993
Commission file number 1--1196

                                  [ARCO LOGO]

                          ATLANTIC RICHFIELD COMPANY
            (Exact name of registrant as specified in its charter)

               Delaware                              23-0371610
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

            515 South Flower Street, Los Angeles, California 90071
                   (Address of principal executive offices)
                                                   (Zip Code)

Registrant's telephone number, including area code: (213) 486-3511 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
              Title of each class                         on which registered
              -------------------                       -----------------------
Common Stock ($2.50 par value)                          New York Stock Exchange
                                                        Pacific Stock Exchange
                                                        Basel Stock Exchange
                                                        Geneva Stock Exchange
                                                        Zurich Stock Exchange
                                                        London Stock Exchange
$3.00 Cumulative Convertible Preference Stock           New York Stock Exchange
 ($1 par value)                                         Pacific Stock Exchange
$2.80 Cumulative Convertible Preference Stock           New York Stock Exchange
 ($1 par value)                                         Pacific Stock Exchange
Thirty year 5 5/8% Debentures Due May 15, 1997          New York Stock Exchange
Thirty year 7.70% Debentures Due December 15, 2000      New York Stock Exchange
Thirty year 7 3/4% Debentures Due December 15, 2003     New York Stock Exchange
Ten year 10 3/8% Notes Due July 15, 1995                New York Stock Exchange
Twenty year 10 7/8% Debentures Due July 15, 2005        New York Stock Exchange
Thirty year 9 7/8% Debentures Due March 1, 2016         New York Stock Exchange
Twenty-five year 9 1/8% Debentures Due March 1, 2011    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 31, 1993, based on the closing price on the New York Stock Exchange composite tape on that date, was $17,095,095,972.

Number of shares of Common Stock, $2.50 par value, outstanding as of December 31, 1993: 159,953,980.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1993 (incorporated by reference under Part III).

                               TABLE OF CONTENTS

                                     PART I

   ITEM                                                                    PAGE
   ----                                                                    ----
 1. and 2. Business and Properties.......................................    1
           General Development of Business...............................    1
           Financial Information about Industry Segments.................    1
           Summary Description of Business...............................    1
           Recent Developments...........................................    2
           Resources.....................................................    2
           Oil and Gas...................................................    2
           Coal..........................................................    8
           Products......................................................    8
           Refining and Marketing........................................    8
           Transportation................................................   11
           Intermediate Chemicals and Specialty Products.................   12
           Equity Interest in Lyondell...................................   13
           Capital Program...............................................   14
           Patents.......................................................   14
           Competition...................................................   14
           Human Resources...............................................   15
           Research and Development......................................   15
           Environmental Matters.........................................   15
     3.    Legal Proceedings.............................................   20
     4.    Submission of Matters to a Vote of Security Holders...........   22

                               ----------------

           Executive Officers of the Registrant..........................   23
           Description of Capital Stock..................................   26
                                    PART II
     5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................   30
     6.    Selected Financial Data.......................................   30
     7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   31
     8.    Financial Statements and Supplementary Data...................   37
     9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................   58
                                    PART III
    10.    Directors and Executive Officers of the Registrant............   58
    11.    Executive Compensation........................................   58
    12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................   58
    13.    Certain Relationships and Related Transactions................   58
                                    PART IV
    14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................   58

                                      (i)

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                        GENERAL DEVELOPMENT OF BUSINESS

  Atlantic Richfield Company ("ARCO," the "Company" or the "Corporation") was incorporated in 1870 under the laws of Pennsylvania as The Atlantic Refining Company. Atlantic Petroleum Storage Company, a predecessor to The Atlantic Refining Company, began operations in 1866. The Company's principal executive offices are at 515 South Flower Street, Los Angeles, California 90071 (Telephone (213) 486-3511). ARCO's present name was adopted subsequent to the merger of Richfield Oil Corporation into The Atlantic Refining Company in 1966. In 1969, Sinclair Oil Corporation was merged into ARCO. In 1977, The Anaconda Company was merged into a wholly owned subsidiary of ARCO and, on December 31, 1981, that subsidiary was merged into ARCO. On May 7, 1985, ARCO was reincorporated in the State of Delaware. Unless indicated otherwise, the terms "ARCO," the "Company" or the "Corporation" as used herein refer to Atlantic Richfield Company or Atlantic Richfield Company and one or more of its consolidated subsidiaries.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Reference is made to Note 4 of Notes to Consolidated Financial Statements on page 43 for segment information concerning sales and other operating revenues, earnings, total assets and additional information for certain operations of the Company.

                        SUMMARY DESCRIPTION OF BUSINESS

  ARCO, including its subsidiaries, constitutes one of the largest integrated enterprises in the petroleum industry, with its principal operations conducted in the United States. ARCO conducts operations in two business segments: resources and products. ARCO also owns a 49.9 percent equity interest in Lyondell Petrochemical Company ("Lyondell"), which operates petrochemical and petroleum processing businesses.

  ARCO's resources segment includes the exploration, development and production of petroleum, which includes petroleum liquids (crude oil, condensate and natural gas liquids ("NGLs")) and natural gas, the purchase and sale of petroleum liquids and natural gas, and the mining and sale of coal. The exploration, development and production of all of ARCO's oil and gas interests in the State of Alaska and surrounding offshore waters are conducted through a wholly owned subsidiary, ARCO Alaska, Inc. ("ARCO Alaska"). The exploration, development and production of ARCO's oil and gas interests in foreign countries are conducted through the ARCO International Oil and Gas division ("ARCO International"). The mining and marketing of coal from surface and underground mines located in the western United States and in Australia are conducted through the ARCO Coal division ("ARCO Coal").

  In October 1993, ARCO reorganized the ARCO Oil and Gas division, which operated ARCO's Lower 48 exploration, development, production and marketing activities. The cornerstone of ARCO's program to reorganize its Lower 48 operations is Vastar Resources, Inc. ("Vastar"), which on a stand alone basis is one of the largest independent (non-integrated) oil and gas companies in the United States. Vastar is engaged in the exploration for and the development and production of natural gas and, to a lesser extent, crude oil in selected major producing basins in the Gulf of Mexico, the Gulf Coast, the San Juan Basin and the Mid-Continent areas. ARCO conducts its other operations in the Lower 48 through its ARCO Permian business unit ("ARCO Permian"), which exploits long-lived producing fields in the Permian and East Texas basins; its ARCO Western Energy business unit

("ARCO Western Energy"), which focuses on oil production primarily from five producing oil fields in California and related cogeneration operations; and ARCO Long Beach Inc., a wholly-owned subsidiary ("ALBI"), which manages the optimized waterflood program for the Long Beach unit of the Wilmington Field pursuant to a contractual arrangement with the State of California and the City of Long Beach.

  ARCO's products segment includes the refining and transportation of petroleum and petroleum products, the marketing of petroleum products on the West Coast and the manufacture and sale of intermediate chemicals and specialty products. The ARCO Products division ("ARCO Products") is a refiner and marketer of refined petroleum products on the West Coast. ARCO Chemical Company, a subsidiary of which ARCO owns 83.3 percent ("ARCO Chemical"), produces and markets on a worldwide basis certain intermediate chemicals and specialty products, including propylene oxide and its derivatives, tertiary butyl alcohol and its derivatives, and styrene monomer and its derivatives. The ARCO Transportation division ("ARCO Transportation") operates domestic facilities for the transportation and storage of petroleum liquids, refined petroleum products, petrochemicals and natural gas.

                              RECENT DEVELOPMENTS

  On January 17, 1994, at about 4:30 a.m., Southern California experienced a major earthquake that caused widespread property damage and major disruptions to utilities and highways. While ARCO's Los Angeles and Long Beach headquarters buildings and Los Angeles Refinery did not suffer any discernible damage, certain of ARCO's other assets located in the region experienced varying degrees of damage. One of ARCO's common carrier crude oil pipelines suffered ruptures; ARCO temporarily closed all of its pipelines in Southern California to assess damage. Nearly 70 ARCO-branded service stations throughout the region experienced damage; all but one are now back in operation. ARCO does not believe that the aggregate damage it suffered will have a material adverse effect on its financial position or operations.

  On January 28, 1994, Vastar, ARCO's wholly-owned subsidiary, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed sale of up to 17,250,000 shares of common stock to the public. ARCO intends to retain 80,000,001 shares, or 82.3 percent of Vastar's common stock. ARCO has a continuous, cumulative option to purchase from Vastar, at then current market prices, such number of shares of stock as will permit ARCO to continue to include Vastar in its consolidated federal income tax return. ARCO will be in a position to continue to elect Vastar's board of directors and to control the affairs of the company.

                                   RESOURCES

OIL AND GAS

  Following the 1993 reorganization of its Lower 48 operations, ARCO conducts oil and gas exploration and production primarily through a number of business units, which are either wholly-owned subsidiaries or divisions of ARCO. ARCO Alaska is responsible for exploration, development and production of all of ARCO's oil and gas interests in the State of Alaska and surrounding offshore waters, of which the principal producing properties are interests in the Prudhoe Bay field, the Kuparuk River field and the Greater Point McIntyre area. As previously described, ARCO's principal Lower 48 operations are conducted by Vastar; the remainder of its Lower 48 operations are conducted through ARCO Permian, ARCO Western Energy and ALBI. ARCO International is responsible for exploration, development and production of ARCO's oil and gas interests overseas. In addition, Vastar, ARCO Permian, and ARCO International are responsible for marketing oil and gas production, and for crude oil, natural gas and NGLs purchases, resales and locational exchanges to reduce transportation costs.

  Estimated net quantities of ARCO's proved oil and gas reserves at December 31, 1993 were as follows:

                                                  PETROLEUM       NATURAL GAS
                                               LIQUIDS (MILLION  (BILLION CUBIC
                                                   BARRELS)          FEET)
                                               ---------------- ----------------
                                               DOMESTIC FOREIGN DOMESTIC FOREIGN
                                               -------- ------- -------- -------
Proved reserves...............................  2,259     206    4,725    3,280
Proved developed reserves.....................  1,804     127    4,190    1,120

  Reference is made to Supplemental Information, Oil and Gas Producing Activities, beginning on page 54, for additional information concerning oil and gas producing activities and estimates of proved oil and gas reserves.

  In 1993 and 1992, ARCO produced approximately 147 percent and 158 percent, respectively, of the crude oil requirements for its two West Coast refineries. Of the excess production, a portion was delivered to a refinery owned by Tosco Corporation ("Tosco") under a long-term supply agreement, some was sold to Lyondell and the significant remainder was sold on the open market. See "Products--Refining and Marketing."

  Net quantities of petroleum liquids and natural gas produced by ARCO were as follows:

                                                                NATURAL GAS
                                       PETROLEUM LIQUIDS    (MILLION CUBIC FEET
                                       (BARRELS PER DAY)          PER DAY)
                                       -------------------  ----------------------
             YEARS ENDED
             DECEMBER 31,              DOMESTIC   FOREIGN    DOMESTIC     FOREIGN
             ------------              --------   --------  ----------   ---------
1993..................................   604,700    79,700          911         321
1992..................................   660,500    77,700        1,202         240
1991..................................   668,500    75,700        1,399         261

  Average sales prices and average production costs per unit of petroleum liquids and natural gas were as follows:

                                          YEARS ENDED DECEMBER 31,
                             --------------------------------------------------
                                   1993             1992             1991
                             ---------------- ---------------- ----------------
                             DOMESTIC FOREIGN DOMESTIC FOREIGN DOMESTIC FOREIGN
                             -------- ------- -------- ------- -------- -------
Average sales price
 (including transfers) per
 barrel of petroleum liquids
 produced...................  $11.67  $16.05   $12.88  $17.82   $12.92  $18.19
Average lifting cost per
 equivalent barrel of
 production.................    4.90    4.01     4.83    5.41     5.00    5.27
Average sales price per MCF
 of natural gas produced....    1.93    2.69     1.65    2.96     1.54    3.16

  Delivery commitments covering natural gas production are as follows:

  In the United States, the Company has various long-term natural gas sales contracts. Certain contracts are reservoir dedicated, and present no obligation to deliver if production from these reservoirs ceases. Deliveries under such contracts comprised approximately 70 billion cubic feet in 1993 and will decline to approximately 18 billion cubic feet by 1995.

  Additional long-term domestic contracts, with terms varying from 1 to 20 years, had delivery commitments of approximately 174 billion cubic feet in 1993. The majority of these contracts are index based and present little or no price risk. Deliveries under these existing long-term contracts will increase to approximately 285 billion cubic feet annually in 1995. The Company can satisfy its existing natural gas delivery commitments from proprietary domestic production in the Lower 48. Total proprietary domestic production, which includes associated royalty volumes, was 367 billion cubic feet in 1993. The

Company reported 4,725 billion cubic feet of domestic proved natural gas reserves at December 31, 1993. There have been no instances in the last three years in which the Company was unable to meet its natural gas delivery commitments.

  Overseas, the Company has various long-term natural gas sales contracts. The majority of ARCO's natural gas production from the North Sea and its Indonesian operations is committed under long-term sales agreements. While annual delivery requirements may vary under these contracts, delivery obligations under the agreements are essentially limited to producible reserves from specific fields.

 ARCO Alaska, Inc.

  During 1993, approximately 69 percent of ARCO's domestic petroleum liquids production came from the Prudhoe Bay, Kuparuk River and the Greater Point McIntyre area fields on the North Slope of Alaska. While ARCO Alaska's net liquids production was down 20,200 barrels per day from 1992 to 418,700 barrels per day in 1993 as a result of natural field decline, production is expected to increase in 1994 as a full year's benefit from the new Point McIntyre field and the first phase of Prudhoe Bay's second major gas handling expansion facility ("GHX-2") is recognized.

  ARCO Alaska operates the eastern half of the Prudhoe Bay field and has a
21.78 percent working interest in the oil produced from the field, a 42.56 percent working interest in the condensate produced and, in 1993, a 37.7 percent working interest in the NGLs produced. ARCO's net petroleum liquids production from the Prudhoe Bay field averaged 250,800 barrels per day in 1993, compared to 270,500 barrels per day in 1992, the result of natural field decline. The first phase of GHX-2, which started up in September 1993, increased gas handling capacity to an average 6.7 billion cubic feet per day in the fourth quarter. The GHX-2 project, a joint undertaking among the working interest owners, is designed to increase the field's average gas handling capacity, and thereby mitigate declining oil production. Pursuant to an agreement reached among ARCO Alaska and the working interest owners of the Prudhoe Bay field in 1990, the owners committed to invest approximately $1.3 billion in additional gas handling facilities. Upon full implementation, expected in late 1994, the GHX-2 project is expected to increase gas handling capacity to 7.5 billion cubic feet per day and provide gross liquids production benefits of approximately 100,000 barrels per day.

  ARCO Alaska is the sole operator of the Kuparuk River field and holds a
55.17 percent working interest in the field. Its share of production from the field was 151,500 net barrels per day of petroleum liquids during 1993, compared to 150,800 net barrels per day during 1992 when ARCO was in an equity payback position for the first part of the year. Natural field decline has been offset at Kuparuk through continued peripheral development and infill drilling, as well as downhole fracturing and refracturing programs and expansion of enhanced oil recovery processes.

  The Greater Point McIntyre area encompasses the Point McIntyre, Lisburne, and the smaller West Beach and North Prudhoe Bay State fields. ARCO operates the Lisburne field, which has been producing since 1986, with production averaging 9,300 net barrels of liquids per day in 1993. The three other fields, which recently began production, are all produced through the Lisburne field facilities. Point McIntyre, the largest of the four fields in the area, with approximately 94 million net barrels of proved reserves, started up in October 1993 and averaged 25,400 net barrels per day for the remainder of the year. One well at the West Beach field was brought on line in April 1993 and one well from the North Prudhoe Bay State reservoir began production in October 1993. By December 1993, liquids produced through the Lisburne Production Facility averaged 135,200 gross barrels per day, and 42,700 net barrels per day. ARCO Alaska holds a 30.1 percent working interest in Point McIntyre, a 40 percent interest in Lisburne, a 50 percent interest in West Beach and a 50 percent interest in North Prudhoe Bay State.

  ARCO Alaska maintained an active exploration and delineation program in 1993, participating in 13 wells. One well was announced as a discovery, the North Prudhoe Bay State #3. Following further delineation work on the 1991 Sunfish discovery, ARCO and its partner reported at least one more season of drilling will be required to determine the amount of reserves in the field. Delineation drilling in the northern part of the Sunfish structure is continuing following the completion of one well in 1993. In the southern part of the prospect, no further drilling is planned following the completion of two unsuccessful wells in 1993. ARCO Alaska holds a 60 percent working interest in the Sunfish prospect. In the Beaufort Sea, east of Prudhoe Bay, ARCO and its partners drilled two delineation wells on the Kuvlum prospect, where a discovery was made in 1992. While a substantial accumulation of hydrocarbons was confirmed, the discovery is not commercial as a stand-alone development. A well drilled in the adjacent Wild Weasel prospect did not encounter commercial hydrocarbons.

  All petroleum liquids shipped from the North Slope fields are transported to market through the Trans Alaska Pipeline System ("TAPS") to terminal facilities at Valdez, and from there to West Coast locations by ocean-going tankers.

 Lower 48

  During 1993, ARCO's Lower 48 operations had net production of 321 billion cubic feet of natural gas and 68 million barrels of petroleum liquids as compared to 425 and 81 in 1992, respectively. Reserves were reduced by 173 million barrels of oil equivalent, primarily due to production and property divestitures. Development and exploration activities replaced 41 percent of 1993 net production.

  ARCO began in late 1991 to re-evaluate its Lower 48 operations in order to reduce overhead and lease operating costs, to upgrade its property portfolio and to achieve a better economic return on its exploration and development spending. During the period 1991-1993, ARCO took various steps to achieve these goals, culminating in its October 1993 reorganization of its Lower 48 operations. This reorganization resulted in the creation of four discrete business units to operate ARCO's Lower 48 properties. Each of these four business units has its own assets, operations and business strategies. ARCO believes that this reorganization will enable these units to operate with a lower overhead cost profile, a flatter organizational structure and a more focused resource exploitation.

  Vastar, headquartered in Houston, Texas, is engaged in the exploration for and the development, production and marketing of natural gas and, to a lesser extent, crude oil in selected major producing basins in the Gulf of Mexico, the Gulf Coast, the San Juan Basin and the Mid-Continent areas. At December 31, 1993, Vastar had net proved reserves of 423 million barrels of oil equivalent, of which 78 percent were natural gas. 1993 net production averaged 161,000 barrels of oil equivalent per day.

  Vastar has entered into fixed for floating swap agreements under which 350 million cubic feet per day of natural gas production from various Vastar properties is hedged at an average fixed price of $2.25 per thousand cubic feet. These hedges cover approximately 50 percent of Vastar's production for the period from March through December 1994.

  ARCO Permian, headquartered in Midland, Texas, owns producing fields in the Permian and East Texas oil fields. Its proved reserves as of December 31, 1993 were 336 million barrels of oil equivalent, of which 75 percent were petroleum liquids. 1993 net production averaged 81,000 barrels of oil equivalent per day.

  ARCO Western Energy, headquartered in Bakersfield, California, operates five producing oil fields in California, the largest being the Midway-Sunset field. Its assets also include cogeneration operations in three of the fields, as well as conventional steam-generating facilities. ARCO Western Energy had proved reserves as of December 31, 1993, of 173 million barrels of oil equivalent, of which 96 percent was petroleum liquids. 1993 net production averaged 44,000 barrels of oil equivalent per day.

  ALBI, headquartered in Long Beach, California, manages the development of the optimized waterflood program, begun in 1992, for the Long Beach Unit portion of the Wilmington Field. Under ALBI's contractual arrangement with the State of California and the City of Long Beach, ALBI receives half of any profits above an agreed base profit level. In addition, THUMS Long Beach Company, the operating company responsible for the day to day operations of the unit under the direction and control of the City of Long Beach, is a wholly owned subsidiary of ALBI. ALBI had proved reserves as of December 31, 1993 of 122 million barrels of oil equivalent. 1993 net production averaged 23,000 barrels of oil equivalent per day.

  As a part of the reorganization of its Lower 48 operations, ARCO decided to close its Dallas headquarters; however, a transition team will remain in place in the Dallas area for an extended period. This team will provide certain transition services to, and will manage the disposition of assets not allocated to, these four units. Such assets include certain improved real estate, undeveloped leasehold property, and fee lands which do not conform to the reorganized operations.

  In connection with the reorganization of its Lower 48 oil and gas exploration and production operations, ARCO recorded a charge against fourth quarter 1993 earnings of $450 million after tax. Included in the charge are costs related to write-downs for sale or other disposition of certain oil and gas properties and excess office space and the severance of approximately 1,300 employees.

 ARCO International Oil and Gas Company

  ARCO International's principal operations are in the North Sea, Indonesia and Dubai. Foreign petroleum liquids production comes from Indonesia, the United Kingdom, Dubai and Turkey. Foreign natural gas production comes from the United Kingdom, Indonesia and the Netherlands. In 1993, principal foreign exploration activities were conducted in Indonesia, the United Kingdom, China and Algeria.

  In August 1993, the Orwell gas field in the U. K. sector of the North Sea began production; for the fourth quarter of 1993 it averaged 49 million net cubic feet of gas per day. ARCO British Limited operates and holds a 50 percent working interest in the field. In addition, the Murdoch gas field in the U. K. sector of the North Sea began production in October 1993. Initial production averaged 45 million net cubic feet of gas per day during the fourth quarter. The Murdoch Field is partner-operated, with ARCO holding a 34 percent working interest.

  ARCO International became a significant offshore gas producer in Indonesia in 1993, following completion of two developments. In September 1993, production and sale of natural gas began from a new gas development in the Offshore Northwest Java contract area in Indonesia. ARCO has a 46 percent interest in the contract area, where production is expected to average 260 million gross cubic feet per day in 1994. In January 1994, a second major gas project in Indonesia, the Pagerungan gas project north of Bali, began initial production. During 1994, the Pagerungan gas field is expected to produce 300 million gross cubic feet of gas per day. This gas is transported via a third party pipeline to a local power generation plant and local users. ARCO is operator and currently holds a 54 percent working interest.

  Development of the Yacheng 13-1 natural gas field in China continued on schedule in 1993. The fabrication of the process and wellhead platforms is underway and the installation of the undersea gas pipeline began in December 1993. The installation of the wellhead platform is scheduled for March 1994 and developmental drilling activities are expected to begin in May 1994. ARCO will be the operator and will hold a 34.3 percent working interest in the project. Gross production at the rate of 330 million cubic feet per day is expected to start up in early 1996, and is to be sold to customers in Hong Kong and on Hainan Island for power generation and other uses.

  In early 1992, ARCO International and its partner Agip announced an oil discovery in Ecuador. During 1993, an extension of the exploration license for this block was granted by the Ecuadorian government. Efforts are currently underway on commercialization and development plans and at year-end a third well was in progress.

  ARCO International entered into several new exploration arrangements during 1993 in the United Kingdom, Indonesia, China, and Tunisia. ARCO British Limited was awarded six North Sea licenses in the 14th Licensing Round in June of 1993. Seismic options were acquired in eleven blocks in the Celtic Sea off the coast of Ireland and two offshore blocks in the Philippines. In China, drilling has begun on one of the two newly acquired blocks adjacent to the Yacheng gas field and pipeline route in the South China Sea.

  ARCO International's net proved reserves increased 22 million barrels of oil equivalent in 1993, primarily as a result of the Sirasun gas discovery in Indonesia.

 Exploration and Drilling Activity

  The following table shows the number of wells drilled to completion by the
Company:

                                          YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------
                                   1993             1992             1991
                             ---------------- ---------------- -----------------
                             DOMESTIC FOREIGN DOMESTIC FOREIGN DOMESTIC  FOREIGN
                             -------- ------- -------- ------- --------  -------
Net productive exploratory
 wells drilled..............    13        8      16        9      26         6
Net dry exploratory wells
 drilled....................    65       13      70       15      42        19
Net productive development
 wells drilled..............   228       31     164       22     433        29
Net dry development wells
 drilled....................    21        2      19        1     173(a)     --

- --------
(a) Includes 132 dry development wells associated with a shallow coal bed methane gas project at a total cost of $5.5 million.

  The Company's current activities, as of December 31, 1993, were as follows:

                                                               DOMESTIC FOREIGN
                                                               -------- -------
Gross wells in process of drilling (including wells
 temporarily suspended).......................................    55       56
Net wells in process of drilling (including wells temporarily
 suspended)...................................................    34       25
Waterflood projects in process................................     3       --
Pressure maintenance and waterflood operations................    61        6

  The following table shows the approximate number of productive wells at December 31, 1993:

                                                  OIL                 GAS
                                         ---------------------- ----------------
                                         DOMESTIC(a) FOREIGN(b) DOMESTIC FOREIGN
                                         ----------- ---------- -------- -------
Total gross productive wells............   12,661       645      3,160     182
Total net productive wells..............    5,523       253      1,383      44

- --------
(a) Includes approximately 1,637 gross and 294 net multiple completions.
(b) Includes approximately 113 gross and 48 net multiple completions.

  As of December 31, 1993, the Company's holdings of petroleum rights acreage (including options and exploration rights) were as follows (in thousands):

                                                        DEVELOPED   UNDEVELOPED
                                                         ACREAGE      ACREAGE
                                                       ----------- -------------
                                                        NET  GROSS  NET   GROSS
                                                       ----- ----- ------ ------
Domestic
  Alaska..............................................   208   373  1,285  1,668
  Other domestic...................................... 1,577 2,876  3,964  5,651
                                                       ----- ----- ------ ------
    Total domestic.................................... 1,785 3,249  5,249  7,319
Foreign...............................................    91   242 22,603 34,668
                                                       ----- ----- ------ ------
    Total............................................. 1,876 3,491 27,852 41,987
                                                       ===== ===== ====== ======

COAL

  ARCO Coal, headquartered in Denver, Colorado, operates mines in the western United States and in northeastern Australia. ARCO Coal is owner and operator of two surface mines in Wyoming's Powder River Basin, Black Thunder and Coal Creek, that produce low sulfur steam coal. During 1993, the start-up of a third dragline at Black Thunder completed the mine's transition from a truck-and-shovel operation to a dragline operation. This start-up enabled Black Thunder to achieve record shipments of 34.3 million tons in 1993. ARCO Coal also owns and operates West Elk, an underground longwall mine in the Uinta Basin in western Colorado that produces low sulfur, high BTU steam coal. West Elk achieved record shipments of 3.0 million tons in 1993. In early 1994, ARCO Coal acquired the Jumbo Mountain lease adjacent to the West Elk mine. The new lease holds an estimated 10 million tons of recoverable reserves. Total U.S. coal shipments for 1993 were 37.5 million tons of coal.

  ARCO Coal has interests in three mines in the Bowen Basin of Queensland, Australia. ARCO Coal has an effective 87 percent interest in Curragh and a
31.4 percent interest in Blair Athol, both surface mines. Curragh produces high-grade coking and steam coal, while Blair Athol produces only steam coal. Curragh and Blair Athol had record shipments of 5.5 million net tons and 3.4 million net tons, respectively, in 1993. In December 1993, ARCO and the operator of Blair Athol signed an agreement to acquire 55 percent of the nearby undeveloped Clermont Project, which includes estimated gross reserves of approximately 200 million tons of steam coal. ARCO Coal also operates and has an 80 percent interest in Gordonstone, a state-of-the-art underground longwall mine that began production of high-grade coking and steam coal in the first half of 1993. ARCO Coal's net share of total shipments in 1993 from Australian operations was 10.2 million tons.

  As of December 31, 1993, ARCO Coal had long-term domestic contracts to supply U.S. utility companies with steam coal from its Black Thunder and Coal Creek mines. These contracts have various termination dates with the longest being December 31, 2017 and the earliest being April 30, 1994. Several of these include options for extensions for additional periods. Future revenues from these contracts can be affected by periodic reopeners that adjust sales prices based on prevailing market conditions. It is anticipated that these contracts will require approximately 85 percent of planned production from Black Thunder and Coal Creek in 1994. Approximately 80 percent of planned 1994 production in Australia is committed under both long and short-term contract arrangements.

  In total, ARCO Coal shipped 47.7 million tons of coal during 1993 and had 1,510 million tons of recoverable coal reserves as of December 31, 1993. Reference is made to Supplemental Information, Coal Operations on page 57 for further information concerning reserves and shipments of coal.

                                   PRODUCTS

REFINING AND MARKETING

  ARCO Products operates two domestic petroleum refineries on the West Coast, the Los Angeles Refinery in Carson, California and the Cherry Point Refinery near Ferndale, Washington. Both of these refineries are accessible to major supply sources and major markets through ocean-going tankers, pipelines and other transportation facilities. Both currently utilize Alaskan North Slope crude oil exclusively.

  The combined annual average operable crude distillation capacities of these two refineries, as measured pursuant to the standards of the American Petroleum Institute, are shown in the following table:

                                                         ANNUAL AVERAGE OPERABLE
                                                           CRUDE DISTILLATION
                                                                CAPACITY
                                                            (BARRELS PER DAY)
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
Los Angeles Refinery.................................... 237,000 223,000 223,000
Cherry Point Refinery................................... 181,000 167,000 167,000
                                                         ------- ------- -------
  Total................................................. 418,000 390,000 390,000
                                                         ======= ======= =======

  ARCO Products' crude oil refinery runs and petroleum products manufactured at its refining facilities were as follows:

                                                          YEARS ENDED DECEMBER
                                                                   31,
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Crude oil refinery runs................................. 425,800 425,100 404,900
                                                         ======= ======= =======
Petroleum products manufactured:
  Gasoline.............................................. 221,600 198,800 191,800
  Distillate fuels......................................  79,500  81,600  85,900
  Jet fuels.............................................  84,600  90,600  82,200
  Refinery gas..........................................  25,400  24,100  24,200
  Coke..................................................  15,500  15,200  17,000
  Natural gas liquids...................................  18,400  18,500  11,700
  Other (a).............................................  10,100  21,600  13,600
                                                         ------- ------- -------
    Total (b)........................................... 455,100 450,400 426,400
                                                         ======= ======= =======

- --------
(a) Includes chemical products and feedstocks, sulfur, middle-of-barrel specialties and changes in unfinished stocks.

(b) Total manufactured petroleum products volumes exceed total crude oil runs as a result of the expansion of petroleum product through rearrangement of molecular structure and refinery blending of oxygenates.

  ARCO Products obtains additional gasoline supplies from the Avon, California refinery of Tosco under a 1986 supply agreement. Pursuant to the agreement, which has an initial term of 10 years, ARCO Products delivers approximately 50,000 barrels per day of Alaskan North Slope crude oil to Tosco's refinery in exchange for a quantity of gasoline that is a variable percentage of the amount of crude oil delivered, based on the price of certain crude oils.

  In connection with its refining operations, ARCO Products also produces petroleum coke and operates electric cogeneration facilities. Petroleum coke, a refinery by-product, is processed at the company's calciner operations into calcined coke. ARCO Products operates the Watson Cogeneration Facility at its Los Angeles Refinery under a joint venture agreement with a subsidiary of SCEcorp. A second cogeneration facility is located at the calciner operation in Wilmington, California, near the Los Angeles Refinery.

  ARCO Products markets gasoline and other refined petroleum products to both consumers and resellers. Gasoline is marketed under the ARCO(Registered) trademark through independent dealers and distributors and directly to motorists at branded retail outlets located in Arizona, California, Nevada, Oregon and Washington. ARCO Products also sells gasoline to unbranded resellers. NGLs are sold directly to end-use customers and the Watson Cogeneration Facility, and are also marketed through distributors. Jet fuels are sold directly to airlines and the United States Department of Defense. Calcined coke is sold to domestic and international industrial consumers. Cargo and bulk sales of petroleum products are also made to commercial and industrial consumers, and certain products are marketed through other channels.

  As of December 31, 1993, there were 1,611 branded retail outlets, which included franchisee and Company-operated am/pm(Registered) convenience stores and SMOGPROS(Registered) Service Centers, and traditional service stations.

  In response to anticipated federal, state and local air quality requirements, ARCO Products began development of reformulated gasolines in the late 1980s. In September 1989, ARCO Products introduced its first reformulated, emission control gasoline, EC-1(Registered) Regular, in Southern California to replace its regular leaded gasoline. In September 1990, ARCO Products introduced a second reformulated gasoline, EC-Premium(Registered), to replace its super unleaded gasoline in Southern California markets. As of January 1, 1992, the sale of leaded gasoline was banned in California. ARCO Products now markets only unleaded and reformulated unleaded gasolines in California.

  EC-1(Registered) Regular, EC-Premium(Registered) and other reformulated gasolines being developed by the Company use oxygenates, such as methyl tertiary butyl ether ("MTBE"), to produce a cleaner burning fuel. ARCO Products has a small MTBE production unit at the Los Angeles Refinery. In addition, during 1991, ARCO Products and ARCO Chemical entered into long-term sales agreements providing for delivery of fixed quantities of MTBE to ARCO Products at contract prices. Also in response to federal and state air quality requirements, ARCO Products introduced California Air Resources Board ("CARB") specification diesel into the California market and Environmental Protection Agency ("EPA") specification diesel into the balance of its U.S. markets in September 1993.

  In order to remain in compliance with federal, state and local air quality requirements that are being phased in over the next several years, ARCO Products is making major modifications at its Los Angeles Refinery.

  Total domestic and foreign refined petroleum product sales, which include insignificant sales to ARCO Chemical and Lyondell, for the periods indicated, were as follows:

                                                          YEARS ENDED DECEMBER
                                                                   31,
                                                         -----------------------
                                                          1993    1992    1991
                                                         ------- ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Petroleum product sales:
  Domestic:
    Gasoline............................................ 252,500 240,800 234,500
    Distillate fuels....................................  78,700  81,800  84,600
    Jet fuels...........................................  97,100 104,900  95,600
    Coke................................................  15,100  16,000  17,000
    Natural gas liquids.................................  18,700  18,600  13,900
    Other...............................................  19,400  17,400  20,800
                                                         ------- ------- -------
      Total............................................. 481,500 479,500 466,400
  Foreign...............................................  94,400  92,800  97,000
                                                         ------- ------- -------
      Total............................................. 575,900 572,300 563,400
                                                         ======= ======= =======

  Total petroleum product sales differ from total petroleum products manufactured due to the consumption of some products as refinery fuel, the exchange of products with other companies, change in inventory levels, and the purchase and resale of products not manufactured by ARCO Products.

TRANSPORTATION

  ARCO Transportation, through various wholly owned subsidiaries of ARCO, manages facilities that transport and store petroleum liquids, refined petroleum products, petrochemicals and natural gas. Ownership interests in petroleum liquids pipeline systems in the United States include approximately 1,200 miles of gathering lines serving producing fields in California, Colorado, New Mexico, Oklahoma, Texas and Utah, and approximately 5,300 miles of common carrier trunk lines extending from producing areas, including Alaska, to refineries and terminals. Ownership interests in refined petroleum product and petrochemical pipeline systems in the United States include approximately 1,900 miles of trunk lines originating at refineries in Texas, California and Oklahoma; these pipelines move petroleum liquids and refined petroleum products for all shippers (including ARCO) that properly tender these materials for transportation. In addition, the Company has interests in several other petroleum liquids and refined petroleum product pipelines and several small natural gas pipeline systems in the western United States.

  ARCO Transportation Alaska, Inc. ("ATA"), a wholly owned subsidiary of ARCO, owns an undivided interest in TAPS. TAPS consists of an 800-mile, 48-inch diameter pipeline system used to transport petroleum liquids from the North Slope of Alaska to the ice-free port of Valdez in southern Alaska. The percentage of ownership varies by facility, with ATA's weighted average TAPS ownership being approximately 21.3 percent. In addition, ATA owns approximately 21.3 percent of the stock of Alyeska Pipeline Service Company, which was established to design, construct, operate and maintain TAPS for the owners. See page 17 of "Environmental Matters--Material Environmental Litigation." ATA's undivided interest in TAPS is proportionally consolidated for financial reporting purposes. TAPS 1993 throughput averaged approximately 1,620,000 barrels per day. During 1993, a federal audit team completed a study that pointed to deficiencies in TAPS operations and maintenance, inspection procedures, and management. During Congressional hearings following this audit, the Company reiterated its overriding commitment to safety and high environmental standards for TAPS.

  Kuparuk Pipeline Company, a wholly owned subsidiary of ARCO, owns a 57 percent partnership interest in a pipeline system that links the Kuparuk River field to TAPS Pump Station No. 1. An average of 333,000 barrels of petroleum liquids per day was transported through this pipeline system in 1993.

  In the Lower 48, ARCO Pipe Line Company, Four Corners Pipe Line Company, and ARCO Terminal Services Corporation, wholly owned subsidiaries of ARCO, provide transportation and storage facilities for various types of crude oil, finished products and petrochemicals. ARCO Pipe Line Company owns and operates petroleum liquids, product and petrochemical pipelines located east of the Rocky Mountains; gross throughput of these pipelines averaged 1,117,000 barrels per day in 1993. Four Corners Pipe Line Company owns and operates common carrier pipelines in the western United States that transported approximately 279,000 barrels per day of crude oil in 1993. ARCO Terminal Services Corporation owns and operates pipelines and owns or leases and operates terminals that provide a variety of storage and transportation services both to ARCO and third-party customers. In February 1994, in an effort to strengthen the competitive position and improve efficiencies, the management of ARCO Pipe Line and Four Corners Pipe Line companies have been combined.

  During 1993, ARCO Transportation completed two significant pipeline expansions. Line 90, a major west-to-east crude oil pipeline, was expanded to accommodate 12,000 additional barrels of crude oil per day for a total of up to 84,000 barrels per day. Additionally, a new long-term agreement for the shipping of Alaska North Slope crude oil from Long Beach eastward on this pipeline was signed. Also expanded was the Gulf Coast to Cushing crude oil pipeline system, that links the Gulf of Mexico port at Texas City with Midcontinent and Midwest refineries through Cushing, Oklahoma. This project raised system capacity by up to 40,000 barrels per day, depending on the viscosity of the crude oil being carried, and is intended to capitalize on growing demand from domestic refiners for imported crude oil.

  ARCO Marine, Inc., a wholly owned subsidiary of ARCO, owns or operates under long-term lease 10 ocean-going, United States flag tankers with an aggregate tonnage of approximately 1.5 million tons.

INTERMEDIATE CHEMICALS AND SPECIALTY PRODUCTS

  The Company's Intermediate Chemicals and Specialty Products operation consists of the businesses owned by ARCO Chemical. ARCO currently owns 80,000,001 shares of common stock of ARCO Chemical, which represent 83.3 percent of the outstanding shares.

  ARCO Chemical is a leading international manufacturer and marketer of intermediate chemicals and specialty products used in a broad range of consumer goods. Major products include propylene oxide ("PO") and its derivatives (which include polyols and propylene glycols ("PG")), tertiary butyl alcohol ("TBA") and its derivatives (which include MTBE and ethyl tertiary butyl ether ("ETBE")), and styrene monomer ("SM") and its derivatives (including polystyrenics).

  ARCO Chemical's principal chemical facilities are located in: Bayport, Texas (PO, TBA and various derivatives including PG); Channelview, Texas (PO, SM and various derivatives including polyols and MTBE); Monaca (Beaver Valley), Pennsylvania (SM derivatives); Rotterdam, the Netherlands (PO, TBA and various derivatives including PG and MTBE); Fos-sur-Mer, France (PO, TBA and various derivatives including PG, polyols and MTBE); and a joint venture in Chiba, Japan (PO and SM). Other production facilities include facilities for the production of polystyrenics at Painesville, Ohio and polyols at: Institute and South Charleston, West Virginia; Rieme, Belgium; Kaohsiung, Taiwan; and Anyer, West Java, Indonesia. ARCO Chemical owns a majority equity interest in the second PO/SM plant at Channelview, Texas, completed in 1992. The two equity investors in the plant, which are limited partners, each will take a substantial portion of the SM output of the plant through long-term processing agreements.

  The following table shows ARCO Chemical's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for PO, TBA, SM and certain key derivatives:

                                                                                             ASIA
PRODUCT                     AMERICAS                         EUROPE                         PACIFIC
- -------                     --------                         ------                         -------
PO                            2,315                             980                           310
Polyols                         655                             385                           120
PG                              430                             305                           --
TBA                           2,870                           2,395                           --
SM                            2,525                             --                            740
MTBE--Bbls/day               30,000                          28,500                           --

  Capacities shown reflect the production capacities that, as of December 31, 1993, ARCO Chemical believes that it can obtain based upon plant design and subject to certain on-stream factors, product mix, and other variable factors. Capacities shown include the full capacity of on-stream joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time. In addition, ARCO Chemical currently has processing arrangements at third party facilities pursuant to which it has the capacity to produce an additional 20,000 barrels per day of MTBE in the Americas region.

  The following table sets forth ARCO Chemical's key product volumes sold to and processed for customers for the periods indicated:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1993  1992  1991
                                                               ----- ----- -----
                                                                  (MILLIONS)
PO and derivatives (pounds)................................... 3,356 3,055 2,729
TBA and derivatives (gallons)................................. 1,164 1,092   996
SM and derivatives (pounds)................................... 2,084 1,434 1,278

  Total sales and other operating revenues for the Company's intermediate chemicals and specialty products segment for the years ended December 31, 1993, 1992 and 1991 were $3,192 million, $3,100 million, and $2,990 million, respectively, including immaterial amounts for sales and services to Lyondell.

  In addition to sales to, or processing agreements with, unrelated third parties, ARCO Chemical has agreements with the Company and Lyondell which provide for, among other things, the purchase, sale and processing of various products and feedstocks. ARCO Chemical sells MTBE at contract prices to ARCO Products for use in the production of the Company's reformulated gasolines. During 1991, ARCO Products and ARCO Chemical entered into long-term sales agreements providing for delivery of fixed quantities of MTBE. Lyondell provides to ARCO Chemical a portion of the feedstocks purchased by ARCO Chemical for use at its chemical manufacturing facilities in Texas. Lyondell also provides certain plant services at these facilities. ARCO Chemical in turn provides certain feedstocks and supplies to Lyondell. ARCO Chemical is also a party to certain service agreements and other arrangements with the Company and Lyondell.

  For additional information about ARCO Chemical, a copy of ARCO Chemical's 1993 Annual Report to Stockholders and 1993 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, ARCO Chemical Company, 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387. ARCO Chemical's telephone number is (610) 359-2000.

                          EQUITY INTEREST IN LYONDELL

  ARCO owns a 49.9 percent equity interest in Lyondell, which is accounted for on the equity method. Prior to 1989, Lyondell was a wholly owned subsidiary of ARCO. See Note 20 of Notes to Consolidated Financial Statements on page 52, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Lyondell is a petrochemical and petroleum processor and marketer. Lyondell manufactures a wide variety of petrochemicals, including olefins (ethylene, propylene, butadiene, butylenes and specialty products), polyolefins (polyethylene and polypropylene), methanol and MTBE, and refined petroleum products, including gasoline, heating oil, jet fuel, aromatics and lubricants.

  For the year ended December 31, 1993, Lyondell recorded total revenues of approximately $263 million from sales to ARCO Chemical. Lyondell also provides certain plant services at these facilities. ARCO Chemical in turn provides certain feedstocks and supplies to Lyondell. See "Products--Intermediate Chemicals and Specialty Products."

  Lyondell historically purchased a portion of its crude oil, natural gas and NGLs requirements from ARCO. Lyondell currently purchases certain of these requirements from ARCO's Lower 48 business units under short-term contracts and/or on the spot market at prices based on prevailing market prices. In addition, Lyondell and ARCO have entered into a services agreement and various leases, technology transfers and licenses and other arrangements. During 1993, Lyondell paid ARCO and its consolidated subsidiaries an aggregate of $73 million under these agreements, arrangements and transactions and received an aggregate of $278 million.

  In July 1993, Lyondell and CITGO Petroleum Corporation ("CITGO"), a subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the Venezuelan national oil company, created a jointly owned Texas limited liability company, LYONDELL-CITGO Refining Company Ltd. ("LCR"), that owns and operates Lyondell's refining business. Lyondell contributed its refinery assets (including the lube oil blending and packaging plant in Birmingport, Alabama) and refinery working capital to LCR and retained an approximate 95 percent participation interest in LCR. CITGO initially contributed $50 million to the operations of LCR and in exchange received an approximate five percent participation interest in the ongoing operations of LCR. At the end of 1993, CITGO made an additional $50 million contribution to the ongoing operations of LCR, and increased its participation interest to approximately ten percent. LCR is undertaking a major upgrading project at the refinery to enable the facility to process substantial additional volumes of very heavy crude oil. Project engineering for the upgrade is currently underway;

LCR management anticipates the cost over the next four years to be approximately $800 million. CITGO will contribute a significant portion of the funding required to complete this upgrade. Upon completion of the upgrade, CITGO will own a significant minority interest in LCR and CITGO will have an option to increase its interest to 50 percent that can be exercised under certain conditions. In addition, in 1993 PDVSA entered into a long-term contract to supply heavy crude oil to LCR, and CITGO has a long-term obligation to purchase a substantial portion of the refined products produced at the refinery.

  For additional information about Lyondell, a copy of Lyondell's 1993 Annual Report to Stockholders and 1993 Annual Report on Form 10-K can be obtained by writing to Investor Relations, Lyondell Petrochemical Company, One Houston Center, 1221 McKinney Street, Houston, Texas 77010. Lyondell's telephone number is (713) 652-7200.

                                CAPITAL PROGRAM

  The Company's capital expenditures for additions to fixed assets (including dry hole costs) totaled approximately $2.1 billion in 1993 and are budgeted at $1.9 billion for 1994. The levels of future capital expenditures may be affected by business conditions in the industry, particularly possible changes in prices of and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures.

                                    PATENTS

  ARCO owns numerous patents, many of which are available for license to the petroleum industry, and is itself a licensee under certain patents which are available generally to the industry. The Company's operations are not dependent upon any particular patent or patents or upon any exclusive patent rights.

                                  COMPETITION

  The petroleum industry is competitive in all its phases, including manufacturing, distribution and marketing of petroleum products and petrochemicals. Methods of competition for new sources of supply include finding and developing such sources and competition in bidding for leases which may contain such sources and the acquisition of producing properties. Competitive factors in manufacturing, distribution and marketing include price, methods and reliability of delivery, product quality, new product development and, with respect to consumer products, advertising and sales promotion.

  Crude oil and natural gas supplies are currently abundant relative to demand in the worldwide markets for those commodities. Market prices are typically volatile as a result of uncertainties caused by world events. ARCO's leasehold position on the North Slope of Alaska and its emphasis on the cost-efficient exploration and development of petroleum resources and on innovative marketing strategies make the Company well situated to compete in this environment.

  In the refining, marketing and manufacturing segment of the industry, refining operations that yield a higher proportion of high-margin products and marketing operations that put a premium on high volume and innovation are of primary importance. The Company's historic emphasis on efficient refinery operations and innovative retail marketing makes ARCO a strong competitor in its wholesale markets and in its West Coast retail market.

  The domestic coal industry serves competitive U.S. markets, where specific transportation arrangements are often a key element in competition because transportation costs are a significant component of the delivered price of coal. Almost all of the Company's domestic coal customers are electric utilities. The Company's Australian mines are export-oriented, largely to Japan, and face worldwide competition, primarily from Canadian, Indonesian, South African, U.S. and other Australian producers.

  Key competitive factors in the intermediate chemicals and specialty products markets include product price, quality, reliability of supply, technical support, customer service and potential substitute materials. Commodity chemicals and polymers compete mainly on the basis of price, while specialty products compete mainly on the basis of product performance.

  The Company ranked twenty-second in sales in the most recent Fortune 500 list of industrial companies.

                                HUMAN RESOURCES

  As of December 31, 1993, ARCO had approximately 25,100 full-time equivalent employees, of whom approximately 12 percent were represented by collective bargaining agents.

                           RESEARCH AND DEVELOPMENT

  ARCO engages in research for new and improved methods, equipment and products principally at three facilities located at Plano, Texas, Newtown Square, Pennsylvania and Anaheim, California. Total research and development expenses were $109 million, $89 million and $119 million in 1993, 1992 and 1991, respectively.

                             ENVIRONMENTAL MATTERS

 Site Remediation

  The Company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), and the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation Recovery Act of 1976 ("RCRA"), which may require the Company to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. The Company is currently participating in environmental remediation activities at numerous sites under Superfund and comparable state statutes at sites associated with discontinued operations, under RCRA and other state and local statutes at certain operating sites, and pursuant to indemnification agreements at certain former Company facilities. The Company is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third party landfills, former nuclear processing facilities, and sites associated with discontinued operations. The Company may in the future be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The ultimate amount of the future costs associated with such environmental assessments and cleanups is indeterminable due to such factors as the unknown nature and/or extent of contaminants at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of the Company's liability in proportion to other responsible parties. The Company continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing, extent and method of remedial actions required by the applicable governmental authorities and an evaluation of the amount of the Company's liability considered in light of the liability and financial wherewithal of the other responsible parties. As the scope of the Company's obligation becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against the Corporation's earnings.

  The Company's environmental remediation accrual of $648 million at December 31, 1993 covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities and sites associated with discontinued operations. The Company has been named a potentially responsible party ("PRP") for 123 sites. The number of PRP sites in and of itself does not represent a relevant measure of liability, because the nature and extent of environmental concerns vary from site to site and the Company's share of responsibility varies from sole responsibility to very little responsibility. The Company reviews all of the PRP sites along with other sites as to which no claims have been asserted, in estimating the amount of accrual. The Company's future costs for these sites could exceed the amount accrued by as much as $1 billion.

  Approximately half of the reserve relates to sites associated with the Company's discontinued operations, primarily mining activities in the states of Montana and Colorado. Another significant component relates to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The Company is also the subject of certain material legal proceedings described below under the caption "Material Environmental Litigation." The remainder relates to sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 15 percent of the total reserve. Substantially all amounts accrued in the reserve are expected to be paid out over the next five to six years.

 Clean Air

  The Federal Clean Air Act Amendments of 1990 (the "1990 Clean Air Act Amendments") and various state and local laws and regulations impose certain air quality requirements that may have a significant economic impact on ARCO during the next decade. Among other things, the 1990 Clean Air Act Amendments effectively require the manufacture and sale of reformulated and oxygenated gasolines in areas not meeting specified air quality standards. These requirements are to be effective by January 1, 1995 for the nine U.S. cities, including Los Angeles and San Diego, with the worst ozone pollution. In November 1991, the CARB announced its specifications for reformulated gasoline effective March 1, 1996, which are stricter than those to be applied under the federal rules. To comply with these air quality requirements, ARCO expects to make major modifications at its Los Angeles Refinery. The Company does not anticipate any material adverse effect upon its consolidated financial position as a result of compliance with such environmental laws and regulations.

  In 1992 the South Coast Air Quality Management District, or AQMD, which sets environmental standards for a five county area of Southern California, proposed a Regional Clean Air Incentives Market ("RECLAIM") program for the buying and selling of emission credits. On October 15, 1993, after several modifications, AQMD adopted the program, which includes the innovative credits trading feature, and emission reductions, pursuant to which the Los Angeles Refinery must, by 2003, achieve overall reductions from 1992 levels of oxides of nitrogen (NOx) by 63 percent and oxides of sulfur (SOx) by 83 percent.

 Environment-Related Expenditures

  For the past three years, the Company's environment-related expenditures have been comprised of both capital expenditures and operating expenses. Environment-related capital expenditures include the cost of projects to reduce and/or eliminate pollution and contamination in the future and the cost of modifications to the Company's manufacturing facilities necessary to comply with the aforementioned federal, state and local air quality laws and regulations. Environment-related operating costs include both costs to eliminate, control or dispose of, pollutants, as well as costs to remediate previously contaminated sites. Sites are remediated using a variety of techniques, including on site stabilization, bioremediation, soil removal, pump and treat and other methods as deemed appropriate for each specific site.

  For the past three years, the Company's environment-related capital expenditures have averaged approximately $280 million per year. The Company anticipates environment-related capital programs of approximately $440 million and $360 million for 1994 and 1995, respectively. For the past three years, the Company's operating expenses for the remediation of previously contaminated properties either compelled or likely to be compelled in the foreseeable future by government or third parties have averaged approximately $160 million per year. Cash payments for site remediation have averaged $191 million per year over the same period. The Company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For the past three years, the Company estimates that its operating expenses related to these ongoing costs have averaged approximately $270 million per year.

  In addition to the reserve accrual for environmental remediation costs, the Company has also accrued, as of December 31, 1993, $788 million for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

 Material Environmental Litigation

  Pursuant to the authority provided under Superfund, the State of Montana has asserted claims against ARCO for compensation for damage to natural resources up to the maximum amount allowed by 42 United States Code Section 9607. These alleged damages, arising out of ARCO's or its predecessors' alleged activities, include restoration and compensable damages, assessment costs, and prejudgment interest. These claims, which relate to the four Upper Clark Fork River Basin Superfund sites in Montana, have been filed both as a lawsuit and an informal letter claim against the Company. The lawsuit, styled Montana v. ARCO, ex rel., was filed on December 12, 1983, in the United States District Court for the District of Montana (Case No. CV-83-317-HLN-PGH). On August 24, 1984, by agreement of the parties, the Court temporarily stayed all further proceedings pending completion of a natural resources damage assessment by the State of Montana. On August 17, 1990, the Court issued a Case Management Order and lifted the stay; the litigation proceeded under the order until December 1992, when the Court issued another temporary stay in an attempt to facilitate settlement negotiations between the parties. On March 17, 1993, the parties filed a joint petition seeking an extension of the stay until September 15, 1994 to allow the parties to engage in settlement negotiations pursuant to a memorandum of understanding signed by the parties on March 16, 1993. On March 22, 1993, the Court granted the parties' joint petition.

  In addition, on June 23, 1989, the EPA filed a CERCLA cost-recovery action against ARCO (amended October 15, 1992), styled U.S. v. ARCO, et al. (Case No. CV-89-039-BU-PGH), in the United States District Court for the District of Montana, for oversight costs at several of the Upper Clark Fork River Basin Superfund sites. A stay previously entered in U.S. v. ARCO has been lifted as of February 15, 1993, and litigation is proceeding on both the EPA's claims (in the approximate amount of $80 million) and ARCO's counterclaims against various federal agencies. (In the counterclaims, ARCO seeks contributions from the federal agencies for remediation costs and for any natural resource damage liability ARCO might incur in Montana v. ARCO.)

  In addition, the State of Colorado has filed a natural resource damage claim which relates to the Rico-Argentine Mine Site. This claim was originally filed against the Superfund itself as an administrative claim with the EPA; it has been denied by the EPA. An additional informal letter claim was filed against the Company; this claim remains unresolved.

  ARCO and its subsidiary, Atlantic Richfield Hanford Company ("ARHCO"), and several other companies who have served as government contractors at the Hanford Nuclear Reservation in south central Washington State (the "Reservation") are named as defendants in a consolidated complaint in the United States District Court for the Eastern District of Washington. Presently, this action is proceeding on the basis of a consolidated complaint filed on April 19, 1991 (the "Consolidated Complaint") which is titled In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). The Consolidated Complaint is brought on behalf of over 2,500 individuals and five purported classes of persons. The Consolidated Complaint alleges that the defendant government contractors accidentally or deliberately released radioactive and non-radioactive toxic and hazardous substances generated at the Reservation into the surrounding air, water and ground. The Consolidated Complaint contains claims for relief based upon state tort and real estate law and purportedly arising under the Price-Anderson Act. The Consolidated Complaint also contains claims for relief purportedly arising under CERCLA. The Consolidated Complaint seeks extensive relief on behalf of the individual and class plaintiffs, including compensatory and punitive damages for personal injury, wrongful death and economic loss, and as well as broad injunctive and declaratory relief pursuant to CERCLA. The Consolidated Complaint also seeks attorneys' fees and costs. On October 18, 1991, the District Court dismissed plaintiffs' claims for abatement, medical monitoring, response costs, and disclosure of information pursuant to CERCLA. The Court also dismissed plaintiffs' claims for punitive damages and dismissed one of the purported classes, the Hanford Downwinders Coalition, from the litigation. The Court denied defendants' motions for a more definite statement and for dismissal of certain of plaintiffs' state law claims. On approximately January 6, 1992, ARCO and ARHCO filed an answer denying the remaining claims of the Consolidated Complaint. Discovery is proceeding, and no trial date has been set. On July 9, 1993, a new action, entitled Pamela Durfey, et al. v. E. I. Du Pont De Nemours and Company, et al. (93-2-01325-5), was filed in the Superior Court of the State of Washington for the County of Yakima. The complaint, which names ARCO and ARHCO as defendants, was filed on behalf of a purported class that includes all people who have lived from 1942 to the present in the Washington and Oregon counties surrounding the Reservation. This action seeks "a comprehensive medical monitoring program to permit the early identification, detection and diagnosis" of diseases caused by the released radioactive and non-radioactive waste from the Reservation. This complaint has been removed to the United States District Court for the Eastern District of Washington. Plaintiffs have filed a motion for remand which is presently before the Court. With respect to all of these actions, the Company and ARHCO believe that, should either or both ultimately be held liable, they will be entitled to indemnification by the federal government as provided under the Price-Anderson Act, and pursuant to the terms of the contract between ARHCO and the Atomic Energy Commission. Without confirming or denying the government's indemnity obligations, the DOE has instructed the defendants to proceed with the good faith defense of the lawsuits.

  ARCO is one of the named defendants in several lawsuits filed in federal court in Texas brought by approximately 2,500 plaintiffs relating to the French Ltd. and Sikes (Texas) Superfund sites and several lawsuits filed in state court in Texas brought by several hundred plaintiffs relating to the Brio (Texas) Superfund site. These suits generally allege personal injury and/or property damage caused by chemical substances allegedly sent to the sites by the Company and other defendants. Most of the claims of the plaintiffs in the French Ltd. lawsuits have been resolved either by dismissal or by settlement with plaintiffs. In June 1992, ARCO agreed to settle the claims of approximately 1,500 plaintiffs relating to the Brio site. Since that date, new claims have been filed by approximately 1,200 plaintiffs. Neither the French Ltd. settlements nor the Brio settlement involved amounts which are material to the Company.

  On March 24, 1989, an oil tanker, the EXXON VALDEZ, ran aground near Bligh Island, Alaska, after taking on crude oil from the Valdez Marine Terminal operated by Alyeska, of which ATA owns approximately 21 percent. Roughly 240,000 barrels of crude oil were discharged into the waters of Prince William Sound. As a result, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed in state and federal courts in Alaska against Exxon, Alyeska, and Alyeska's owner companies (including ATA) alleging, among other things, that Alyeska responded inadequately to the oil spill. The State of Alaska filed an action that sought, among other things, the imposition of civil penalties and the recovery of environmental, economic and punitive damages suffered by the State. The United States filed an action that sought, among other things, the recovery of cleanup response costs and environmental damages resulting from the oil spill. Private plaintiffs filed other actions, many seeking certification as class actions. On October 8, 1991, the United States District Court in Alaska approved an Agreement and Consent Decree by which Exxon will pay $900 million over the next 10 years (with a possible additional $100 million to be paid under a re-opener provision) in settlement of all federal and state civil damage claims. In further consideration of the Exxon payments under the Agreement and Consent Decree, Alyeska and its owner companies are released from federal and state natural resource civil damage claims. On November 25, 1992, the United States District Court in Alaska approved an Agreement and Consent Decree by which Alyeska and its owner companies will pay $2 million to the United States and a total of $29.7 million by February 4, 1995 to the State of Alaska, of which $9.9 million was ATA's share, in settlement of remaining civil damage claims by federal and state governments. On July 13, 1993, it was announced that Alyeska and its owner companies had agreed to pay $98 million in settlement of the lawsuits by all but a handful of private plaintiffs, of which $20.9 million was ATA's share. This settlement was made contingent on, among other things, approval by the federal and state courts. In response to this announced settlement, Exxon Shipping Company filed a lawsuit against Alyeska and its non-Exxon owner companies in the United States District Court in Alaska seeking an injunction and stay of certain aspects of the settlement pending arbitration. Exxon Shipping's principal contention was that those aspects of the proposed settlement that affect the claims that Exxon Shipping may have against Alyeska and its owner companies as a result of the spill must be arbitrated because such claims fall under the arbitration provisions of the agreement that governed the calling of vessels at the Valdez Marine Terminal at the time of the spill. At the October 28, 1993 approval hearing on the settlement, the settlement was tentatively approved as fair, reasonable and adequate. On December 8, 1993, the United States District Court in Alaska issued various orders generally resolving the issues raised by Exxon Shipping concerning the settlement in favor of Alyeska and its owner companies. Exxon Shipping has sought reconsideration of one of those judicial orders, appealed two others and may appeal the rest of the orders.

  On November 21, 1990, ARCO filed a complaint in Los Angeles County Superior Court, Atlantic Richfield Company v. AETNA Casualty and Surety Company of America, et al. (Case No. BC 015575), naming more than 70 insurance companies as defendants and seeking recovery under numerous insurance policies in effect at times during past years for certain environmental expenses incurred by ARCO. The claims arise from the activities of ARCO and its predecessor companies, including Anaconda, at sites and locations throughout the United States. The Company cannot predict the outcome of this litigation, which may be protracted.

 Conclusion

  Environmental concerns, including the minimization and prevention of environmental contamination from ongoing operations, and the cost-effective remediations of existing contaminated sites, continue to be vital factors in the Company's future planning. See Note 12 of Notes to Consolidated Financial Statements on page 47, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

THE COMPANY

  On March 23, 1979, in the case of Van Vranken, et al. v. Atlantic Richfield, two California service station dealers purporting to represent a class of all resellers of gasoline, aviation fuels, butane and propane sued the Company in the United States District Court for the Northern District of California (Case No. C-79-0627-SW) for allegedly willfully violating the Department of Energy's ("DOE") 1973-1981 price regulations by unlawfully inflating its costs of crude oil eligible for recovery. On March 25, 1986, the District Court certified the plaintiffs as representatives of the class for purchases made between May 1, 1976 and January 28, 1981. On July 23, 1992, a jury found for the Company on the class' original claim, and for the class on three subsequent claims in the amount of $22.8 million, plus prejudgment interest. On October 22, 1992, the trial court ordered a formula for interest resulting in a total judgment of approximately $63 million. On September 30, 1993, the United States Court of Appeals for the Federal Circuit affirmed, without opinion, the trial court's judgment. The Company has sought reconsideration.

  On June 7, 1989, the City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corporation brought suit in the Supreme Court of the State of New York for the County of New York (Case No. 14365/89) against six alleged former lead pigment manufacturers or their successors (including ARCO as successor to International Smelting and Refining Company ("IS&R"), a former subsidiary of The Anaconda Company), and the Lead Industries Association ("LIA"), a trade association. Plaintiffs seek to recover damages in excess of $50 million including (i) past and future costs of abating lead-based paint from housing owned by New York City and the New York City Housing Authority; (ii) other costs associated with dealing with the presence of lead-based paint in that housing and privately owned housing; and
(iii) any amounts paid by the City or the Housing Authority to tenants because of injuries caused by the ingestion of lead-based paint. Plaintiffs also seek punitive damages and attorney fees. On January 7, 1991, defendant Eagle-Picher, one of the lead pigment manufacturers, filed for Chapter 11 bankruptcy protection in the Southern District of Ohio, for reasons unrelated to this litigation. As a result of the filing, all proceedings against Eagle-Picher have been stayed in this litigation. On December 23, 1991, the Court dismissed plaintiffs' claims of negligent product design, negligent failure to warn, and strict liability as time-barred under the applicable statute of limitation. The Court also ruled, however, that the plaintiffs' fraud and restitution claims were adequately pled and that more facts were needed to determine if the fraud claim was also time-barred. Interlocutory appeals were taken, and this decision was affirmed. On March 12, 1992, ARCO filed its answer to the complaint and its counterclaims against the City of New York and the New York City Housing Authority. On April 8, 1993, pursuant to stipulation by the parties, the trial court entered an order dismissing with prejudice plaintiffs' claims for indemnification arising from third-party personal injury claims resolved before March 15, 1993, and dismissing without prejudice claims for indemnification brought after that date. On September 3, 1993, plaintiffs filed an amended complaint adding American Cyanamid Company and Fuller-O'Brien Corporation as defendants.

  On August 25, 1992, ARCO (as successor to IS&R) was added as a defendant to a purported class action suit pending in the Court of Common Pleas in Cuyahoga County (Cleveland), Ohio, Jackson, et al. v. The Glidden Company, et al. (Case No. 236835), that seeks on behalf of the three named plaintiffs, and all other persons similarly situated in the state of Ohio, money damages for injuries allegedly suffered from exposure to lead paint, punitive damages, and an order requiring defendants to remove and abate all lead paint applied to any building in Ohio. The suit names as defendants, in addition to ARCO, the LIA and 16 companies alleged to have participated in the manufacture and sale of lead pigments and paints and includes causes of action for strict product liability, negligence, breach of warranty, fraud, nuisance, restitution, negligent infliction of emotional distress, and enterprise, market share and alternative liability. On July 29, 1993, the Court entered an order granting defendants' motion to dismiss the complaint on the grounds that Ohio law does not recognize market share, enterprise or alternative liability causes of action in this case. On August 27, 1993, plaintiffs filed their notice of appeal.

  In addition, the Company is a defendant in several lawsuits, brought by individuals that allege injury from exposure to lead paint. These cases, in the aggregate, are not material to the financial condition of the Company.

  On July 5, 1990, an explosion and fire occurred at ARCO Chemical's Channelview, Texas plant. The incident resulted in the death of 17 people and in significant damage to the waste water treatment section of the plant, with some damage to the adjacent area providing utilities to the plant. Various lawsuits have been filed and claims made against ARCO Chemical for wrongful death, personal injury and property damage in connection with this incident, most of which have been resolved.

ENVIRONMENTAL PROCEEDINGS

  As discussed under the caption "Environmental Matters," ARCO is currently participating in environmental assessments and cleanups at numerous operating and non-operating sites under Superfund and comparable state laws, RCRA and other state and local laws and regulations, and pursuant to third party indemnification requests, and is the subject of material legal proceedings relating to certain of these sites. See "Environmental Matters--Material Environmental Litigation." Set forth below is a description, in accordance with SEC rules, of certain fines and penalties imposed by governmental agencies in respect of environmental rules and regulations.

  In September 1991, the California Department of Toxic Substances Control filed an administrative complaint against ARCO Products Company seeking a civil penalty of $137,500 for failure to comply with certain hazardous waste regulations. The alleged violations stem from sandblasting and related actions by subcontractors while performing work at the Los Angeles Refinery. In December 1991, an administrative law hearing was held on these alleged violations. The Administrative Law Judge proposed a reduced penalty of $62,000, and the matter has been settled on that basis.

  ARCO Chemical has discovered that certain organic waste material is situated in the soil and ground water at portions of its Monaca, Pennsylvania (Beaver Valley) plant. ARCO Chemical has commenced a feasibility study to determine the technology required to remedy the conditions at the plant. Concurrently, ARCO Chemical is working with the Pennsylvania Department of Environmental Resources ("DER") to design a plan to remedy the conditions at the plant. ARCO Chemical has signed an agreement with Beazer East, Inc., the successor to Koppers Inc. (the previous owner of the Beaver Valley plant), whereby Beazer East, Inc. has agreed to pay for approximately 50 percent of the cost of the remediation. ARCO Chemical has agreed to pay to the Pennsylvania DER a fine in the amount of $300,000 in settlement for contamination of the ground water at the plant.

  In August 1993, the City Prosecuting Attorney of Long Beach, California, filed a complaint against ARCO Terminal Services Corporation ("ATSC"), an ARCO subsidiary, alleging that ATSC illegally disposed of hazardous waste. A second complaint was filed against ATSC and Four Corners Pipe Line Company ("FCPL"), another ARCO subsidiary, alleging that ATSC and FCPL illegally disposed of hazardous waste. The allegations made in each complaint are not related. In December 1993, pursuant to the provisions of judicially approved Orders for Civil Compromise, the complaints were dismissed. Liability was not admitted with regard to any of the allegations raised in the complaints, but payments in the amount of $150,000 and $100,000 have been placed into escrow accounts to fund environmental training and the acquisition of various materials and equipment to be used for environmental purposes.

  In addition to the matters reported herein, from time to time, certain of the Company's operating divisions and subsidiaries receive notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Such alleged violations may become the subject of enforcement actions or other legal proceedings and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

OTHER LITIGATION

  The Company and its subsidiaries are defendants in numerous suits in which they are not covered by insurance which involve smaller amounts than the matters described above. Although the legal responsibility and financial impact in respect to such litigation cannot be ascertained, it is not anticipated that these suits will result in the payment by the Company or its subsidiaries of monetary damages which in the aggregate would be material in relation to the net assets of the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                               ----------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of Registrant as of February 28, 1994.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
Lodwrick M. Cook, 65      Mr. Cook has been Chief Executive Officer of ARCO since
 Chairman of the Board,   October 1985, Chairman of the Board since January 1986 and a
 Chief Executive Officer  director since June 1980. He was President from October 1985
 and Director             to January 1986, Chief Operating Officer--Products from May
                          1984 until October 1985 and Executive Vice President from
                          June 1980 to May 1984. From September 1977 to June 1980 he
                          was a Senior Vice President of ARCO and from January 1979 to
                          June 1980 was President of ARCO Transportation Company. He
                          has been an officer of the Company since 1970.

Mike R. Bowlin, 51        Mr. Bowlin has been President and Chief Operating Officer of
 President, Chief         ARCO since June 1, 1993 and a director since June 1992. From
 Operating Officer and    June 1992 to May 1993, he served as Executive Vice President.
 Director                 He was a Senior Vice President of ARCO from August 1985 to
                          June 1992 and President of ARCO International Oil and
                          Gas Company from November 1987 to June 1992. He was
                          President of ARCO Coal Company from August 1985 to
                          July 1987. He was Senior Vice President of International
                          Oil and Gas Acquisitions from July 1987 to November 1987.
                          From October 1984 to July 1985, he was a Vice President of
                          the Company. From April 1981 to December 1984 he was
                          Vice President of ARCO Oil and Gas Company. He has been
                          an officer of the Company since October 1984.

 Ronald J. Arnault, 50    Mr. Arnault has been an Executive Vice President of ARCO and
 Executive Vice           a director since October 1987. He was Chief Financial Officer
 President, Chief         from June 1984 to July 1990 and July 1992 to present. From
 Financial Officer and    June 1980 to October 1987 he was a Senior Vice President of
 Director                 ARCO. From January 1980 to June 1984 he was President of ARCO
                          Solar Industries. Prior to June 1980 he was a Vice President
                          of ARCO. He has been an officer of the Company since 1977.

James A. Middleton, 57    Mr. Middleton has been an Executive Vice President of ARCO
 Executive Vice           and a director since October 1987. He was President of ARCO
 President and Director   Oil and Gas Company from January 1985 to July 1990. From June
                          1981 to October 1987 he was a Senior Vice President of ARCO.
                          From April 1982 to January 1985 he was Senior Vice President,
                          Production Operations, ARCO Oil and Gas Company, and from
                          July 1981 to April 1982 he was President of ARCO Coal Compa-
                          ny. Prior to June 1981 he was a Vice President of ARCO. He
                          has been an officer of the Company since 1980.

William E. Wade, Jr., 51  Mr. Wade has been an Executive Vice President of ARCO and a
 Executive Vice           director since June 1993. He served as a Senior Vice Presi-
 President and Director   dent from May 1987 to May 1993 and President of ARCO Oil and
                          Gas Company from October 1990 to May 1993. He was President of ARCO Alaska, Inc. from July 1987 to July 1990. He was a
                          Vice President of the Company from 1985 to May 1987. From
                          1981 to 1985, he was Vice President of ARCO Exploration Com-
                          pany. He has been an officer of the Company since 1985.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
H. L. Bilhartz, 47        Mr. Bilhartz has been a Senior Vice President of ARCO and
 Senior Vice President    President of ARCO Alaska, Inc. since July 1990. From June
                          1987 to July 1990 he was a Vice President of ARCO and from
                          July 1987 to July 1990 he was President of ARCO Coal Company.
                          From 1985 to June 1987 he was Vice President and Managing Di-
                          rector for ARCO British Limited and ARCO Netherlands in Lon-
                          don. He served as Vice President of Finance, Control and
                          Planning for ARCO International Oil and Gas Company from 1984 to 1985. From 1983 to 1984 he was Vice President and District
                          Manager for ARCO Oil and Gas Company. He has been an officer of the Company since 1987.

Camron Cooper, 54         Miss Cooper has been a Senior Vice President of ARCO since
 Senior Vice President    October 1987 and Treasurer from October 1978 to January 1993.
                          She was a Vice President from May 1983 to October 1987. She has been an officer of the Company since 1975. It was an-
                          nounced January 24, 1994, that Miss Cooper will retire from
                          ARCO on May 1, 1994.

E. Kent Damon, Jr., 51    Mr. Damon has been a Senior Vice President of ARCO since July
 Senior Vice President    1990. He was President and Chief Investment Officer of ARCO
                          Investment Management Company from December 1987 to February
                          1991. From August 1985 to July 1990 he was Vice President of
                          ARCO. From July 1984 to August 1985 he served as Vice Presi-
                          dent, Finance and Administration of ARCO Transportation Com-
                          pany. Prior to July 1984 he served as Assistant Treasurer of
                          ARCO. He has been an officer of the Company since 1985.

Kenneth R. Dickerson, 58  Mr. Dickerson has been a Senior Vice President of ARCO since
 Senior Vice President    July 1988. From October 1985 to June 1988 he served as Vice
                          President and General Tax Officer. From September 1983 to Oc-
                          tober 1985 he served as Deputy General Counsel--Resources.
                          From September 1982 to September 1983 he was Associate Gen-
                          eral Counsel for ARCO Oil and Gas Company. He has been an of-
                          ficer of the Company since 1985.

Marlan W. Downey, 62      Mr. Downey has been a Senior Vice President of ARCO and Pres-
 Senior Vice President    ident of ARCO International Oil and Gas Company since June
                          1992. He was Senior Vice President of ARCO International Oil
                          and Gas from 1987 to 1992. He has been an officer of the Com-
                          pany since 1992.

Anthony G. Fernandes, 48  Mr. Fernandes has been a Senior Vice President of ARCO and
 Senior Vice President    President of ARCO Coal Company since July 1990. From July
                          1987 to July 1990 he served as Vice President and Controller of the Company. From January 1985 to July 1987 he was a Vice
                          President of ARCO Oil and Gas Company and from May 1981 to
                          January 1985 he was a Vice President of Anaconda Minerals. He
                          has been an officer of the Company since 1987.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
Marie L. Knowles, 47      Mrs. Knowles has been a Senior Vice President of ARCO and
 Senior Vice President    President of ARCO Transportation Company since June 1993.
                          From July 1990 to May 1993 she served as Vice President and
                          Controller of the Company. From July 1988 to July 1990 she
                          served as Vice President of Finance, Control and Planning for
                          ARCO International Oil and Gas Company. She was Assistant
                          Treasurer of Banking for ARCO from October 1986 to July 1988 and Manager, Corporate Planning from August 1985 to October
                          1986. She has been an officer of the Company since 1990.

Francis X. McCormack, 64  Mr. McCormack has been a Senior Vice President of ARCO since
 Senior Vice President    September 1973 and General Counsel since September 1972. He
 and General Counsel      has been an officer of the Company since 1972.

William C. Rusnack, 49    Mr. Rusnack has been a Senior Vice President of ARCO since
 Senior Vice President    July 1990 and President of ARCO Products Company since June
                          1993. He was President of ARCO Transportation Company from
                          July 1990 to May 1993. From June 1987 to July 1990 he served as Vice President, Corporate Planning of ARCO. He was Senior
                          Vice President, Marketing and Employee Relations of ARCO Oil
                          and Gas Company from 1985 to June 1987. He has been an offi-
                          cer of the Company since 1987.

Michael E. Wiley, 43      Mr. Wiley has been a Senior Vice President of ARCO since June
 Senior Vice President    1993 and President of Vastar Resources, Inc. since October
                          1993. From June to October 1993 he served as President of
                          ARCO Oil and Gas Company. From 1991 to June 1993, he was Vice
                          President of ARCO and Manager of ARCO Exploration and Produc-
                          tion Technology. From 1989 to 1991 he was Vice President of
                          ARCO Oil and Gas Company's Southern District. He has been an officer of the Company since 1991.

Allan L. Comstock, 50     Mr. Comstock has been a Vice President and Controller of ARCO
 Vice President and       since June 1993. He was a Vice President of ARCO Chemical
 Controller               Company from October 1989 to May 1993. From November 1985 to
                          September 1989 he was General Auditor of ARCO. He has been an officer of the Company since 1993.

Terry G. Dallas, 43       Mr. Dallas has been a Vice President of ARCO since June 1993
 Vice President and       and Treasurer since January 24, 1994. He was Vice President,
 Treasurer                Corporate Planning from June 1993 to January 1994. He served as Assistant Treasurer, Corporate Finance from 1990 to 1993 and was the Manager, Finance, Control and Planning, ARCO
                          British, Ltd. from 1988 to 1990. He has been an officer of the Company since July 1993.

- --------
(a) Division names used in the descriptions of business experience of executive officers of the Company are the names which were in effect at the time such officers held such positions. In some instances, divisions have been combined or reorganized and, accordingly, activities thereof are presently conducted under different division names.

(b) The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

                         DESCRIPTION OF CAPITAL STOCK

  The following description of the Company's capital stock is included in order to facilitate incorporation by reference of such description in filings by the Company under the federal securities laws.

  Certain statements under this heading are summaries of provisions of the Certificate of Incorporation of ARCO, as adopted upon the reincorporation of the Company into a Delaware corporation on May 7, 1985, and do not purport to be complete. A copy of the Certificate of Incorporation, as amended through May 3, 1993, is filed as an exhibit hereto. The summaries make use of certain terms defined in the Certificate of Incorporation and are qualified in their entirety by reference thereto.

  The term "$3.00 Preference Stock" refers to the Company's $3.00 Cumulative Convertible Preference Stock, par value $1 per share. The term "$2.80 Preference Stock" refers to the Company's $2.80 Cumulative Convertible Preference Stock, par value $1 per share. The term "Preferred Stock" refers to the Company's Preferred Stock, par value $.01 per share; this new class of Preferred Stock was authorized by stockholders on May 3, 1993. The term "Common Stock" refers to the Company's Common Stock, par value $2.50 per share.

  The following is a summary of the capital stock of ARCO as of December 31, 1993.

                                                         SHARES      SHARES
                                                       AUTHORIZED  OUTSTANDING
                                                       ----------- -----------
      $3.00 Preference Stock..........................      94,316      81,309
      $2.80 Preference Stock..........................     942,016     854,053
      Preferred Stock.................................  75,000,000         --
      Common Stock.................................... 600,000,000 159,953,980*

- --------

*  Excludes treasury stock.

  New Class of Preferred Stock. Under the Certificate of Incorporation, as amended following approval by stockholders on May 3, 1993, the Board is authorized to issue, at any time or from time to time, one or more series of Preferred Stock at its discretion. In addition, the Board has the power to determine all designations, powers, preferences and the rights of such stock and any qualifications, limitations and restrictions, including but not limited to: (i) the designation of series and numbers of shares; (ii) the dividend rights, if any; (iii) the rights upon liquidation or distribution of the assets of the Company, if any; (iv) the conversion or exchange rights, if any; (v) the redemption provisions, if any; and (vi) the voting rights, if any.

  So long as the Preference Stocks are outstanding, and only for that period of time, the rights of the Preferred Stock are subordinate to the rights of the holders of Preference Stocks.

  Dividend Rights. Holders of $3.00 Preference Stock and holders of $2.80 Preference Stock are entitled to receive cumulative dividends at the annual rate of $3.00 per share and $2.80 per share, respectively, payable quarterly, before cash dividends are paid on the Preferred Stock, if any, and the Common Stock. Shares of $3.00 Preference Stock and shares of $2.80 Preference Stock rank on a parity as to dividends. After provision for payment in full of cumulative dividends on the outstanding $3.00 Preference and $2.80 Preference Stocks, and the payment in full of cumulative dividends on the outstanding Preferred Stock, if any, dividends may be paid on the Common Stock as the Board of Directors may deem advisable, within the limits and from the sources permitted by law.

  Conversion Rights. Each share of $3.00 Preference Stock is convertible, at the option of the holder, into six and eight-tenths (6.8) shares of Common Stock of the Company at any time, and each share of $2.80 Preference Stock is convertible, at the option of the holder, into two and four-tenths (2.4) shares of Common Stock of the Company at any time. These conversion rates are subject to adjustment as set forth in the Certificate of Incorporation. Shares of Preferred Stock would be convertible, if at all, on such terms as were designated by the Board of Directors.

  Voting Rights. The holders of $3.00 Preference Stock are entitled to eight votes per share; holders of $2.80 Preference Stock are entitled to two votes per share; and holders of Common Stock are entitled to one vote per share. Holders of $3.00 Preference and $2.80 Preference Stocks are entitled to vote cumulatively for directors; holders of Common Stock have no cumulative voting rights. The $3.00 Preference, $2.80 Preference and Common Stocks vote together as one class, except as provided by law and except as to certain matters which require a vote by the holders of $3.00 Preference Stock or by the holders of $2.80 Preference Stock as a separate class as set forth below.

  The Certificate of Incorporation provides that if the Company shall be in default with respect to dividends on the $3.00 Preference Stock in an amount equal to six quarterly dividends, the number of directors of the Company shall be increased by two at the first annual meeting thereafter, and at such meeting and at each subsequent annual meeting until all dividends on the $3.00 Preference Stock shall have been paid in full, the holders of the $3.00 Preference Stock shall have the right, voting as a class, to elect such two additional directors. The Certificate of Incorporation contains identical provisions with respect to the $2.80 Preference Stock.

  The Certificate of Incorporation provides that the Company shall not, without the assent of the holders of two-thirds of the then outstanding shares of $3.00 Preference Stock, (a) change any of the terms of the $3.00 Preference Stock in any material respect adverse to the holders, or (b) authorize any prior ranking stock; and that the Company shall not, without the assent of the holders of a majority of the then outstanding shares of $3.00 Preference Stock, (1) authorize any additional $3.00 Preference Stock or stock on a parity with it; (2) sell, lease or convey all or substantially all of the property or business of the Company; or (3) become a party to a merger or consolidation unless the surviving or resulting corporation will have immediately after such merger or consolidation no stock either authorized or outstanding (except such stock of the Company as may have been authorized or outstanding immediately before such merger or consolidation of such stock of the surviving or resulting corporation as may be issued upon conversion thereof or in exchange therefor) ranking as to dividends or assets prior to or on a parity with the $3.00 Preference Stock or the stock of the surviving or resulting corporation issued upon conversion thereof or in exchange therefor. The Certificate of Incorporation contains identical provisions with respect to the $2.80 Preference Stock.

  The holders of Preferred Stock, if any, would have such voting rights, if any, as were designated by the Board.

  Redemption Provisions. The $3.00 Preference Stock is redeemable at the option of the Company as a whole or in part at any time on at least thirty days' notice at $82 per share plus accrued dividends to the redemption date. The $2.80 Preference Stock is redeemable at the option of the Company as a whole or in part at any time on at least thirty days' notice at $70 per share plus accrued dividends to the redemption date. The holders of Preferred Stock, if any, would have such redemption provisions, if any, as were designated by the Board.

  Liquidation Rights. In the event of liquidation of the Company, the holders of $3.00 Preference Stock and holders of $2.80 Preference Stock will be entitled to receive, before any payment to holders of Common Stock, $80 per share and $70 per share, respectively, together in each case with accrued and unpaid dividends. Shares of $3.00 Preference Stock and shares of $2.80 Preference Stock will rank on a parity as to assets of the Company upon its liquidation. Subject to the rights of creditors and the holders of $3.00 Preference Stock and $2.80 Preference Stock, the holders of Common Stock are entitled pro rata to the assets of the Company upon its liquidation. The holders of Preferred Stock, if any, would have such liquidation rights, if any, as were designated by the Board.

  Preemptive Rights. No holders of shares of capital stock of the Company have or will have any preemptive rights to acquire any securities of the Company.

  Liability to Assessment. The shares of Common Stock are fully paid and non-assessable.

  Prohibition of Greenmail. Article VII of the Certificate of Incorporation provides in general that any direct or indirect purchase by the Company of any of its voting stock (or rights to acquire voting stock) known to be beneficially owned by any person or group which holds more than 3 percent of a class of its voting stock and which has owned the securities being purchased for less than two years must be approved by the affirmative vote of at least 66 2/3 percent of the votes entitled to be cast by the holders of the voting stock. Such approval shall not be required with respect to any purchase by the Company of such securities made (i) at or below fair market value (based on average New York Stock Exchange closing prices over the preceding 90 days) or
(ii) as part of a Company tender offer or exchange offer made on the same terms to all holders of such securities and complying with the Securities Exchange Act of 1934 or (iii) in a Public Transaction (as defined).

  Rights to Purchase Common Stock. On May 27, 1986, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to the stockholders of record on June 9, 1986 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $200 per share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent (the "Rights Agent").

  The Rights were issued on the Record Date. Thereafter, as long as the Rights are attached to the Common Stock, the Company will issue one Right with each share of Common Stock that shall become outstanding so that all such shares will have attached Rights.

  The Rights are attached to all Common Stock certificates representing outstanding Common Stock, and no separate certificates evidencing Rights ("Right Certificates") have been distributed. Until the earlier to occur of
(i) 10 days following a public announcement that a person or group of affiliated or associated persons acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of Common Stock (an "Acquiring Person") or (ii) 10 days following the earlier of the commencement of, or the announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 30 percent or more of the outstanding shares of Common Stock (the earlier of such dates described in (i) and (ii) above being called the "Distribution Date"), the Rights are evidenced by such Common Stock certificate with a copy of the Summary of Rights attached thereto. The date of announcement of the existence of an Acquiring Person referred to in clause (i) above is hereinafter referred to as the "Shares Acquisition Date." The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Stock. Until the Distribution Date (or earlier redemption or expiration of the Rights), Common Stock certificates issued after the Record Date upon transfer or issuance of Common Stock contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates evidencing Common Stock outstanding as of the Record Date, even without a copy of the Summary of Rights attached thereto, will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, Right Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

  The Rights are not exercisable until the Distribution Date. The Rights will expire on June 9,1996, unless earlier redeemed by the Company as described below.

  The Purchase Price payable, and the number of shares of Common Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Common Stock, (ii) upon the grant to holders of the Common Stock of certain rights or warrants to subscribe for Common Stock or convertible securities at less than the current market price of the Common Stock or (iii) upon the distribution to holders of the Common Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends out of earnings or retained earnings at a rate not in excess of 125 percent of the rate of the last cash dividend theretofore paid or dividends payable in Common Stock) or of subscription rights or warrants (other than those referred to above).

  In the event that the Company were to be acquired in a merger or other business combination transaction, or more than 50 percent of its assets or earning power were sold, proper provision would be made so that each holder of a Right would thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. In the event that the Company were to be the surviving corporation in a merger with an Acquiring Person and its Common Stock were not changed or exchanged, or in the event that an Acquiring Person were to engage in one of a number of self-dealing transactions or certain other events occur while there is an Acquiring Person (e.g., a reverse stock split), as specified in the Rights Agreement, proper provision would be made so that each holder of a Right (except as provided below) would thereafter have the right to receive upon exercise that number of shares of Common Stock of the Company having a market value of two times the exercise price of the Right. Upon the occurrence of any of the events described in the preceding sentence, any Rights that are or were at any time on or after the earlier of (a) the Shares Acquisition Date and (b) the Distribution Date beneficially owned by an Acquiring Person will immediately become null and void, and no holder of such Rights will have any right with regard to such Rights from and after such occurrence.

  With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1 percent in such Purchase Price. No fractional shares will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of the Common Stock on the last trading date prior to the date of exercise.

  At any time prior to the time that a person or group of affiliated or associated persons has acquired beneficial ownership of 20 percent or more of the outstanding Common Stock, the Company may redeem the Rights in whole, but not in part, at a price of $0.10 per Right (the "Redemption Price"). Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, the Company will make announcement thereof, and upon such election, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

  Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

  While the distribution of the Rights was not, and the issuance of Rights thereafter is not, taxable to plan participants or the Company, stockholders may recognize taxable income if the Rights become exercisable.

  The terms of the Rights may be amended by the Board of Directors of the Company and the Rights Agent, provided that the amendment does not adversely affect the interests of the holders of Rights.

  The Rights have certain antitakeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by its Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors at a time when the Rights are redeemable.

  A copy of the Rights Agreement is filed as an exhibit hereto. This summary description of the Rights is qualified in its entirety by reference thereto.

                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                        1993                                1992
                         ----------------------------------- -----------------------------------
                           4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST
                         -------- -------- -------- -------- -------- -------- -------- --------
Common Stock:
 Market price per share
   High................. $116 1/4 $117 3/8 $127 3/4 $122     $121 1/8 $121 3/4 $119 3/4 $112 5/8
   Low.................. $100 1/2 $109 3/8 $113 1/8 $107 1/2 $105 5/8 $107 1/8 $ 98 1/8 $ 98 1/8
 Cash dividends per
  share................. $1.375   $1.375   $1.375   $1.375   $1.375   $1.375   $1.375   $1.375
$3.00 Convertible Pref-
 erence Stock:
 Market price per share
   High................. $749 3/4 $780 1/2 $834 1/2 $776     $820     $740     $782     $721 5/8
   Low.................. $730     $760     $806 1/2 $745 1/2 $714     $736 7/8 $716 1/2 $680
 Cash dividends per
  share................. $0.75    $0.75    $0.75    $0.75    $0.75    $0.75    $0.75    $0.75
$2.80 Convertible Pref-
 erence Stock:
 Market price per share
   High................. $275 1/4 $279 3/4 $302 3/4 $287     $287     $290 3/4 $281 1/8 $266 1/2
   Low.................. $245     $262 1/2 $277     $260 3/4 $252     $259 1/2 $235 5/8 $236
 Cash dividends per
  share................. $0.70    $0.70    $0.70    $0.70    $0.70    $0.70    $0.70    $0.70

  Prices in the foregoing table are from the New York Stock Exchange composite tape. On February 28, 1994 the high price per share was $101 3/8 and the low price per share was $100 5/8.

  As of December 31, 1993, the approximate number of holders of record of Common Stock of ARCO was 120,000. The principal markets in which ARCO's Common Stock is traded are listed on the cover page.

  The quarterly dividend rate for Common Stock was increased to $1.375 per share in January 1991. On January 24, 1994, a dividend of $1.375 per share was declared on Common Stock, payable on March 15, 1994 to stockholders of record on February 18, 1994. Future cash dividends will depend on earnings, financial conditions and other factors; however, the Company presently expects that dividends will continue to be paid.

ITEM  6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for ARCO:

                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                        1993(1) 1992(1) 1991(1)  1990   1989(2)
                                        ------- ------- ------- ------- -------
                                         (MILLIONS OF DOLLARS EXCEPT PER SHARE
                                                       AMOUNTS)
Sales and other operating revenues
 (including excise taxes).............. $18,487 $18,668 $18,191 $18,836 $16,049
Income before changes in accounting
 principles............................ $   269 $ 1,193 $   709 $ 1,688 $ 1,953
Net income............................. $   269 $   801 $   709 $ 2,011 $ 1,953
Earned per share before changes in
 accounting principles................. $  1.66 $  7.39 $  4.39 $ 10.20 $ 11.26
Earned per share....................... $  1.66 $  4.96 $  4.39 $ 12.15 $ 11.26
Cash dividends per common share........ $  5.50 $  5.50 $  5.50 $  5.00 $  4.50
Total assets........................... $23,894 $24,256 $24,492 $23,864 $22,261
Long-term debt and capital lease
 obligations........................... $ 7,089 $ 6,227 $ 5,989 $ 5,997 $ 5,313

- --------
(1) See Note 2 of Notes to Consolidated Financial Statements regarding unusual items on page 42.

(2) Includes after-tax gain of $634 million from sale of majority interest in Lyondell.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF 1993 RESULTS

In 1993, ARCO's net income was $269 million, or $1.66 per share. Operating results were lower compared to 1992. Operations in 1993 benefited from improved margins and higher gasoline sales volumes in ARCO's West Coast refining and marketing operations, higher coal sales volumes and higher natural gas prices. These benefits were more than offset by lower crude oil prices and volumes, lower natural gas volumes, higher exploration and selling, general and administrative expenses and lower after-tax earnings from transportation operations.

The 1993 results included net charges of $545 million after tax related to reorganization of ARCO's Lower 48 oil and gas operations, the impact of the federal corporate tax rate increase on deferred taxes, litigation issues, reserves for future environmental remediation and a loss on the sale of Brazilian marketing subsidiaries partially offset by gains from Lower 48 property sales.

The charges associated with the fourth quarter reorganization of ARCO's Lower 48 oil and gas operations were $450 million after tax. Included in those charges were unusual items of $659 million before tax, $404 million after tax, primarily related to writedowns for sale or other disposition of oil and gas properties and excess office space, in addition to workforce reductions. The incremental cash cost associated with these charges is approximately $60 million after tax.

OVERVIEW OF 1992 RESULTS

In 1992, ARCO's net income was $801 million, or $4.96 per share. The improvement in operating results compared to 1991 reflected improved margins and higher sales volumes in refining and marketing operations, lower lease operating costs, higher sales volumes and margins in chemical operations and higher natural gas prices, partially offset by lower natural gas sales volumes. In addition, income from equity earnings, interest income and interest expense were lower in 1992.

The 1992 results included approximately $140 million after tax in net benefits primarily related to unusual items, partially offset by provisions for future environmental costs. Unusual items were $271 million before tax, $211 million after tax, and were comprised of a settlement on assets nationalized by Iran and recognition of a previously deferred portion of the gain from the 1989 sale of a majority interest in Lyondell Petrochemical Company (Lyondell), partially offset by a charge related to the withdrawal by ARCO Chemical Company (ARCO Chemical) from a South Korean joint venture.

The 1992 results also included a net after-tax charge of

$392 million, or $2.43 per share, for the cumulative effect of adopting two new accounting standards related to non-pension postretirement benefits and income taxes.

OVERVIEW OF 1991 RESULTS

In 1991, ARCO's net income was $709 million, or $4.39 per share. Results included net charges for unusual items of $503 million before tax, $312 million after tax, primarily related to personnel reductions, anticipated loss on property sales and property writedowns.

RESULTS OF CONSOLIDATED OPERATIONS

REVENUES

Sales and other operating revenues were $18.5 billion in 1993, $18.7 billion in 1992 and $18.2 billion in 1991. The decrease in revenues in 1993, compared to 1992, resulted from lower crude oil prices and volumes, lower natural gas volumes, decreased crude oil trading volumes and lower refined and chemical products prices, partially offset by increased natural gas marketing volumes and higher refined and chemical products sales volumes and natural gas prices.

The increase in revenues in 1992, compared to 1991, resulted from higher crude oil trading volumes, refined product prices and sales volumes, chemical product sales volumes and natural gas prices, partially offset by lower crude oil prices and natural gas volumes.

Income from equity investments was $40 million in 1993, $22 million in 1992 and $119 million in 1991. The increase in income from equity investments in 1993, compared to 1992, primarily reflected reduced losses from ARCO Chemical's equity affiliates. The lower income in 1992, compared to 1991, primarily resulted from a decline in earnings from Lyondell.

Other revenues were $492 million in 1993, compared to $376 million in 1992 and $385 million in 1991. The increase in 1993 reflected higher gains on asset sales.

EXPENSES

Trade purchases were $7.2 billion in 1993, $7.3 billion in 1992 and $7.0 billion in 1991. The 1993 trade purchases decrease compared to 1992 reflected lower crude oil trading prices and volumes and lower purchased volumes of finished refined products and chemical feedstocks, partially offset by higher natural gas marketing volumes and prices. The trade purchases increase in 1992, compared to 1991, related primarily to higher crude oil trading volumes, partially offset by lower crude oil prices.

Operating expenses were $3.3 billion in 1993, $3.2 billion in 1992 and $3.1 billion in 1991. In 1993, operating expenses were higher than in 1992 as a result of litigation-related accruals, higher compensation and contract personnel costs associated with downstream and coal operations and higher maintenance costs, including turnarounds at three chemical plants, partially offset by lower operating costs in oil and gas operations. In 1992, lower operating costs in oil and gas were offset by higher operating costs in chemical operations.

Exploration expenses were $667 million in 1993, $567 million in 1992 and $593 million in 1991. The increase in 1993, compared to 1992, reflected higher dry hole costs in Alaska and increased activity overseas, partially offset by decreased activity in the Lower 48.

Selling, general and administrative expenses were $1.8 billion in 1993, $1.7 billion in 1992, and $1.8 billion in 1991. Increased expenses in 1993, compared to 1992, primarily resulted from higher compensation expense and higher delivery and advertising costs. The decrease in expenses in 1992, compared to 1991, primarily reflected lower insurance and pension costs.

Taxes other than excise and income taxes were $1.1 billion in 1993, $1.2 billion in 1992, and $1.1 billion in 1991. The decrease in 1993 primarily resulted from lower production taxes related to lower crude oil prices and volumes. The increase in 1992 primarily resulted from an increase in the Brazilian value-added tax rate.

Excise taxes were $1.3 billion in 1993, $1.2 billion in 1992 and $1.1 billion in 1991. The increase in 1993, compared to 1992, primarily resulted from the fourth quarter 1993 federal excise tax rate increase, the full-year effect in 1993 of increased state excise tax rates in 1992 and higher refined products sales volumes. The increase in 1992, compared to 1991, resulted from higher refined product sales volumes and increases in state excise tax rates in certain states in the fourth quarter of 1992.

Depreciation, depletion and amortization was $1.7 billion in 1993, $1.8 billion in 1992 and $1.7 billion in 1991. The decrease in 1993, compared to 1992, resulted from the sale of Lower 48 oil and gas properties, partially offset by a $73 million accrual for the plugging and abandonment of onshore wells. The increase in 1992, compared to 1991, included the startup of the new ARCO Chemical propylene oxide/styrene monomer plant in Channelview, Texas and assets placed in service at the Corporation's two West Coast refineries.

Interest expense was $715 million in 1993, $762 million in 1992 and $892 million in 1991. A decline in the weighted average interest rate on outstanding long-term debt in 1993 and 1992 is the primary cause of the lower interest expense compared to 1991.

The Corporation's effective tax rate was 51.6% in 1993, compared to 35.6% in 1992 and 36.2% in 1991. The higher effective tax rate in 1993 reflected increased taxes on foreign income and the effect of the 1993 federal tax rate increase on deferred taxes.

RESULTS OF SEGMENT OPERATIONS

OIL AND GAS

ARCO's worldwide oil and gas exploration and production operations earned $45 million after tax in 1993, versus $816 million after tax in 1992. The effect of lower crude oil prices and volumes and natural gas volumes and higher dry hole expense, partially offset by higher natural gas prices and lower depletion and lease operating costs, resulted in the lower earnings for 1993. The 1993 results included net charges of approximately $390 million after tax comprised of the previously discussed charges associated with the Lower 48 reorganization, the federal tax rate increase and other charges, partially offset by gains on property sales. Annual future cost savings associated with the Lower 48 reorganization are estimated to be approximately $100 million after tax. The 1992 results included a net benefit of $138 million after tax consisting of gains from the Iranian settlement, and gains from Lower 48 property sales, partially offset by charges associated with the downsizing of Lower 48 operations.

ARCO's oil and gas exploration and production operations earned $816 million after tax in 1992, up from $549 million after tax in 1991. The 1992 results reflected the effect of lower operating and exploration costs and higher natural gas prices, offset by lower natural gas sales volumes, compared to 1991. The 1991 results included approximately $170 million after tax in net charges related to personnel reductions and the anticipated loss on divestiture of properties in the Lower 48, partially offset by a benefit from the reduction in U.K. corporation tax rates.

The Corporation's domestic composite average price for crude oil was $11.67 per barrel in 1993, $12.92 per barrel in 1992 and $12.93 per barrel in 1991. Average domestic natural gas prices were $1.93 per thousand cubic feet in 1993, $1.65 per thousand cubic feet in 1992 and $1.54 per thousand cubic feet in 1991.

Worldwide petroleum liquids production averaged 684,400 barrels per day in 1993, 738,200 barrels per day in 1992 and 744,200 barrels per day in 1991. Volumes decreased in 1993 as a result of Lower 48 property divestitures and natural field declines, partially offset by increased overseas production. Natural field decline in Alaska was partially offset by the September 1993 startup of the first phase of the second gas handling expansion facility (GHX-2) at Prudhoe Bay and new volumes which came on-stream from the Greater Point McIntyre area in October 1993. Worldwide production in 1992, compared to 1991, benefited from increased international volumes, although this was offset by natural field declines and Lower 48 property divestitures.

ARCO's share of production from its largest Alaskan field, Prudhoe Bay, was 250,800 barrels of petroleum liquids per day in 1993, compared to 270,500 barrels per day in 1992 and 281,700 barrels per day in 1991. The decline in 1993 and 1992, compared to 1991, primarily reflected natural field decline.

ARCO's share of petroleum liquids production from the Kuparuk River field was 151,500 barrels per day in 1993 compared to 150,800 barrels per day in 1992 and 140,300 barrels per day in 1991. The increase in 1992, compared to 1991, reflected the completion as of July 1, 1992 of a 24-month production payback of 9,000 barrels per day and improved field operations.

Lower 48 petroleum liquids production was 186,000 barrels per day in 1993, 221,600 barrels per day in 1992 and 227,900 barrels per day in 1991. Domestic natural gas production totaled 911 million cubic feet per day in

1993, 1.2 billion cubic feet per day in 1992 and 1.4 billion cubic feet per day in 1991. The decreases in 1993 and 1992 production were primarily associated with the sale of Lower 48 properties and natural field declines.

Foreign petroleum liquids production averaged 79,700 barrels per day in 1993, 77,700 barrels per day in 1992 and 75,700 barrels per day in 1991. Foreign natural gas production increased to 321 million cubic feet per day in 1993 as a result of the first full year of production from the Pickerill field in the United Kingdom North Sea and new production from the Orwell and Murdoch fields in the U.K. North Sea and from the offshore Northwest Java Sea field in Indonesia, all of which began production in late 1993. The decrease in 1992 natural gas production to 240 million cubic feet per day from 261 million cubic feet per day in 1991, reflected primarily natural field decline in the United Kingdom.

COAL

After-tax earnings from coal operations were $107 million in 1993, $83 million in 1992 and $33 million in 1991. The improvement in 1993 earnings reflected record sales volumes as a result of strong electric utility demand and reduced East Coast supply as a result of a mine workers strike. Australian mines also set production volumes and sales records for 1993. 1993 results included a benefit of approximately $10 million after tax associated with a change in the accrued estimated loss on the sale of the Coal Resources of Queensland (CRQ) mine, which was completed in January 1993. Included in the 1991 earnings were approximately $50 million in net after-tax charges primarily associated with a writedown of the CRQ mine, partially offset by gains from the sale of Venezuelan and other assets. Total worldwide coal shipments in 1993 were 47.7 million tons compared to 39.8 million tons in 1992 and 41.6 million tons in 1991.

REFINING AND MARKETING

After-tax earnings for refining and marketing operations were $307 million in 1993, $346 million in 1992 and $266 million in 1991. Earnings were lower in 1993, compared to 1992, because operating results were offset by a net charge of approximately $80 million after tax, comprised primarily of litigation-related accruals, the loss associated with the sale of the Brazilian marketing subsidiaries and the effect of the federal tax rate increase on deferred taxes. The improved earnings in 1992, compared to 1991, were the result of higher margins and sales volumes in the West Coast marketing area. The 1992 results included a charge of approximately $40 million after tax primarily for environmental costs related to previously divested operations. The 1991 earnings included approximately $10 million of net after-tax charges for personnel reductions, future environmental remediation primarily associated with previously divested properties and certain legal exposures, partially offset by benefits associated with accounting and tax adjustments related to Brazilian operations.

West Coast petroleum products sales totaled 481,500 barrels per day in 1993, 479,500 barrels per day in 1992 and 466,400 barrels per day in 1991. The higher level of sales in 1993, compared to 1992, resulted from increased demand. The higher level of sales in 1992, compared to 1991, resulted from increased market share. The marketing operations supplemented ARCO's production with third-party purchases in order to meet increased sales.

TRANSPORTATION

After-tax earnings for the transportation operations were $189 million in 1993, $239 million in 1992 and $212 million in 1991. The 1993 earnings were lower, compared to 1992, as a result of a lower Trans Alaska Pipeline System (TAPS) tariff, lower volumes and the effect of the federal tax rate increase on deferred taxes. In 1992, improved results from Lower 48 terminal and pipeline operations offset a decline in earnings from TAPS. The 1991 earnings included after-tax charges of approximately $30 million for personnel reduction costs and for settlement of the Kuparuk Pipeline tariff rate litigation.

INTERMEDIATE CHEMICALS AND SPECIALTY PRODUCTS

After-tax earnings for the intermediate chemicals and specialty products segment were $239 million in 1993, $210 million in 1992 and $192 million in 1991. The segment consists of ARCO Chemical, an 83.3 percent owned subsidiary of the Corporation. ARCO Chemical's reported net income in 1993 included a $10 million after-tax loss on early debt extinguishment and benefited from a lower effective income tax rate. The 1992 results included $56 million before tax for a charge resulting from ARCO Chemical's withdrawal from the YUKONG ARCO Chemical Ltd., joint venture in South Korea.

In 1993, increased sales volumes in ARCO Chemical's core products worldwide were offset by higher fixed costs associated with a new plant and maintenance expense resulting from turnarounds at three plants. Additional offsets included lower methyl tertiary butyl ether (MTBE) margins, primarily in Europe and lower overall propylene oxide (PO) and derivative margins as a result of lower margins for new products and continued weakness in the European economy.

The 1992 earnings improved, compared to 1991, as a result of higher sales volumes and margins. Sales volumes for all major product groups, including PO derivatives and MTBE, were higher in 1992 than 1991. PO margins were higher in 1992, primarily in Europe, reflecting a weaker dollar. MTBE sales volumes were higher in 1992, primarily in the U.S., as a result of higher demand from domestic gasoline refiners. MTBE margins were higher on average in 1992 in both the U.S. and Europe as a result of lower raw material costs.

ARCO Chemical's reported 1991 results included a $153 million before tax benefit from business interruption insurance related to a plant accident and to feedstock contamination at another plant in 1990. Also included in 1991 results were net pretax charges totaling $20 million reflecting personnel reductions and future environmental remediation costs, partially offset by a benefit related to a change in estimated accident charges.

LYONDELL PETROCHEMICAL COMPANY

ARCO's 49.9 percent equity share of Lyondell's net income was $13 million for 1993, $8 million for 1992 and $111 million for 1991. Lyondell's results in 1993 improved as a result of higher margins attained through the processing of greater volumes of Venezuelan crude oil. Lyondell's 1992 earnings, compared to 1991, were lower as a result of lower olefins margins and volumes and reduced refining margins in the Gulf Coast.

UNALLOCATED EXPENSES AND OTHER

Unallocated expenses and other was a net after-tax expense of $140 million in 1993 and $60 million in 1991 compared to a net after-tax benefit of $25 million in 1992. The increase in unallocated expenses in 1993, compared to 1992, reflected the absence of a $111 million after-tax gain recognized in 1992, increased employee-related expenses, higher charges for future environmental remediation, and lower net investment income. In 1992, unallocated expenses and other included the recognition of a $111 million after-tax gain representing a previously deferred portion of the gain from the 1989 sale of a majority interest in Lyondell, partially offset by corporate staff expense and charges for future environmental remediation. The 1991 unallocated expenses and other included after-tax charges of $34 million for future environmental remediation and higher insurance costs.

RECENT DEVELOPMENTS

On January 28, 1994, Vastar Resources, Inc. (Vastar), a wholly owned subsidiary of ARCO, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed sale of up to 17,250,000 shares of common stock to the public. ARCO intends to retain 80,000,001 shares, or 82.3 percent of Vastar's common stock. On December 7, 1993, Vastar borrowed $1.25 billion under a revolving credit agreement with a group of banks at an initial interest rate of 3.9 percent. The revolving line of credit is available until November 30, 1996.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operating activities were $2.8 billion in 1993, $3.1 billion in 1992 and $3.0 billion in 1991. The net cash used in investing activities was $2.2 billion in 1993 and primarily included expenditures for additions to fixed assets (including dry hole costs) of $2.1 billion, proceeds from asset sales of $582 million and a net increase in short-term investments of $789 million. The net cash used in financing activities was $431 million in 1993 and primarily included repayments of long-term debt of $886 million, proceeds of $1.3 billion from the issuance of long-term debt and dividend payments of $879 million.

Cash and cash equivalents and short-term investments totaled $3.7 billion at year-end 1993 and short-term borrowings were $1.5 billion. Working capital was $1.1 billion higher at the end of 1993, reflecting an increase in short-term investments and a decrease in long-term debt due within one year. At December 31, 1993, the Corporation had unused committed bank credit facilities totaling $3.2 billion. In addition, ARCO Chemical had unused bank credit facilities totaling $300 million.

The Corporation's 1994 capital spending program includes $1.9 billion for additions to fixed assets. Future capital expenditures remain subject to business conditions affecting the industry, particularly changes in price and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures.

It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and any asset sales and future financings.

ENVIRONMENTAL MATTERS

During 1993, the Corporation charged to income $172 million before tax for environmental remediation costs and made related payments of $206 million. At December 31, 1993, the environmental remediation reserve totaled $648 million. The amount reserved represents an estimate of the undiscounted costs which the Corporation will incur to remediate sites with known contamination. In view of the uncertainties associated with estimating these costs, such as uncertainties with respect to the appropriate method for remediating contaminated sites, the extent of contamination at various sites, and the Corporation's ultimate share of costs at various sites, actual future costs could exceed the amount accrued by as much as $1 billion.

Although the contingencies associated with environmental matters could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal year, would be material to the Corporation's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the Corporation's consolidated financial position, stockholders' equity, liquidity or capital resources.

In addition to the provision for environmental remediation costs, $788 million has been accrued for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

For further discussion of environmental matters see Note 12 of Notes to Consolidated Financial Statements.

EFFECTS OF INFLATION

While the annual rate of inflation remained moderate during the three-year period ended December 31, 1993, the Corporation continued to experience certain inflationary effects. The Corporation will achieve some benefits by using current, inflated dollars to satisfy its debt obligations and other monetary liabilities, because the Corporation's monetary assets are less than its monetary liabilities at December 31, 1993.

Based on the age of the Corporation's property, plant and equipment, it is estimated that the replacement cost of those assets is greater than the historical cost reflected in the Corporation's financial statements. Accordingly, the Corporation's depreciation, depletion and amortization expense for the three years ended December 31, 1993, would be greater if the expense were stated on a current-cost basis.

To the extent that the Corporation uses the last-in, first-out (LIFO) inventory accounting method, the replacement cost of inventory is greater than the historical cost reflected on the Corporation's balance sheet, while the costs of products sold reflected in the Corporation's income statement approximate current cost.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

 SCHEDULE
   NOS.                                                                   PAGE
   ----                                                                   ----
          Report of Independent Accountants.............................   38
          Financial Statements:
              Consolidated Statement of Income and Retained Earnings....   39
              Consolidated Balance Sheet................................   40
              Consolidated Statement of Cash Flows......................   41
              Notes to Consolidated Financial Statements................   42
              Supplemental Information..................................   54
          Supporting Financial Statement Schedules Covered by the
           Foregoing Report of Independent Accountants:
      V       Property, Plant and Equipment.............................   64
     VI       Accumulated Depreciation, Depletion and Amortization of
               Property, Plant and Equipment............................   66
   VIII       Valuation and Qualifying Accounts.........................   68
     IX       Short-Term Borrowings.....................................   70

  Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  Financial statements with respect to unconsolidated subsidiaries and 50 percent owned companies are omitted per Rule 3-09(a) of Regulation S-X.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Atlantic Richfield Company

  We have audited the accompanying consolidated balance sheets of Atlantic Richfield Company as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993 and the related financial statement schedules listed in the index on page 37 of this Form 10-
K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Richfield Company as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

  As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits in 1992.

                                          COOPERS & LYBRAND

Los Angeles, California
February 11, 1994

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS                     ARCO


                                                 For the year ended December 31,
Millions of dollars, except per share amounts         1993      1992      1991
                                                 ------------------------------
REVENUES

Sales and other operating revenues
 (including excise taxes)                          $18,487   $18,668   $18,191
Income from equity investments                          40        22       119
Interest                                               164       182       261
Other revenues                                         492       376       385
                                                   ---------------------------
                                                    19,183    19,248    18,956
                                                   ---------------------------
EXPENSES

Trade purchases                                      7,224     7,263     7,022
Operating expenses                                   3,293     3,174     3,078
Exploration expenses (including undeveloped
 lease amortization)                                   667       567       593
Selling, general and administrative expenses         1,828     1,724     1,763
Taxes other than excise and income taxes             1,147     1,203     1,131
Excise taxes                                         1,298     1,165     1,120
Depreciation, depletion and amortization             1,718     1,754     1,694
Interest                                               715       762       892
Unusual items                                          659      (271)      503
                                                   ---------------------------
                                                    18,549    17,341    17,796
                                                   ---------------------------
Income before income taxes, minority interest
 and cumulative effect of changes in accounting
 principles                                            634     1,907     1,160
Provision for taxes on income                          327       678       420
Minority interest in earnings of subsidiaries           38        36        31
                                                   ---------------------------
Income before cumulative effect of changes in
 accounting principles                                 269     1,193       709
Cumulative effect of changes in accounting
 principles                                             --      (392)       --
                                                   ---------------------------
Net income                                         $   269   $   801   $   709
                                                   ===========================
EARNED PER SHARE

Before cumulative effect of changes in
 accounting principles                               $1.66     $7.39     $4.39
Cumulative effect of changes in accounting
 principles                                             --     (2.43)       --
                                                   ---------------------------
Net income per share                                 $1.66     $4.96     $4.39
                                                   ===========================
RETAINED EARNINGS

Balance, January 1                                 $ 5,918   $ 5,990   $ 6,837
Net income                                             269       801       709
Cash dividends:
 Preference stocks                                      (3)       (3)       (3)
 Common stock                                         (876)     (870)     (869)
Cancellation of treasury stock                          --        --      (684)
                                                   ---------------------------
Balance, December 31                               $ 5,308   $ 5,918   $ 5,990
                                                   ===========================

See Notes on pages 42 through 53.

CONSOLIDATED BALANCE SHEET                                                ARCO

                                                       December 31,
Millions of dollars                                  1993        1992
                                                   ------------------
ASSETS
Current assets:
 Cash and cash equivalents                         $ 1,458    $ 1,414
 Short-term investments                              2,289      1,501
 Accounts receivable                                 1,333      1,511
 Inventories                                           914        963
 Prepaid expenses and other current assets             237        257
                                                   ------------------
 Total current assets                                6,231      5,646
                                                   ------------------
Investments and long-term receivables:
 Investments accounted for on the equity method        266        318
 Other investments and long-term receivables           221        210
                                                   ------------------
                                                       487        528
                                                   ------------------
Fixed assets:
 Property, plant and equipment                      31,494     31,798
 Less accumulated depreciation, depletion and
  amortization                                      15,628     14,882
                                                   ------------------
                                                    15,866     16,916
Deferred charges and other assets                    1,310      1,166
                                                   ------------------
Total assets                                       $23,894    $24,256
                                                   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                     $ 1,510    $ 1,494
 Accounts payable                                    1,091      1,263
 Taxes payable, including excise taxes                 272        267
 Long-term debt due within one year                    165        676
 Accrued interest                                      190        224
 Other                                               1,107        897
                                                   ------------------
 Total current liabilities                           4,335      4,821
                                                   ------------------
Long-term debt                                       7,089      6,227
Deferred income taxes                                2,779      2,982
Other deferred liabilities and credits               3,177      3,177
Minority interest                                      387        328
Stockholders' equity:
 Preference stocks                                       1          1
 Common stock, $2.50 par value;
  shares issued 160,746,125 (1993),
   160,745,937 (1992);
  shares outstanding 159,953,980 (1993),
   158,922,188 (1992)                                  402        402
 Capital in excess of par value of stock               661        676
 Retained earnings                                   5,308      5,918
 Pension liability adjustment                          (29)        --
 Treasury stock, at cost                               (83)      (191)
 Foreign currency translation                         (133)       (85)
                                                   ------------------
Total stockholders' equity                           6,127      6,721
                                                   ------------------
Total liabilities and stockholders' equity         $23,894    $24,256
                                                   ==================

The Corporation follows the successful efforts method of accounting for oil and gas producing activities.

See Notes on pages 42 through 53.

CONSOLIDATED STATEMENT OF CASH FLOWS                                        ARCO

                                                           For the year ended December 31,
Millions of dollars                                          1993           1992         1991
                                                          -----------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net income                                                $  269        $   801      $   709
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and
    amortization                                            1,718          1,754        1,694
   Dry hole expense and undeveloped leasehold
    amortization                                              419            331          330
   Net gains on asset sales                                  (204)          (162)         (28)
   Income from equity investments                             (40)           (22)        (119)
   Dividends from equity
    investments                                                97            111          112
   Transition obligation for
    postretirement benefits                                   --             697           --
   Noncash provisions greater
    (less) than cash payments                                 513 (a)       (207)         440 (b)
   Net change in deferred taxes                              (203)          (242)        (216)
   Net change in accounts receivable,
    inventories and accounts payable                           55            109            9
   Net change in other working
    capital accounts                                          201           (162)          21
   Other                                                      (58)            71 (a)       12
                                                          -----------------------------------
  Net cash provided by operating
   activities                                               2,767          3,079        2,964
                                                          -----------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Additions to fixed assets
  (including dry hole costs)                               (2,070)        (2,278)      (3,239)
 Net cash provided (used) by
  short-term investments                                     (789)          (180)         608
 Proceeds from asset sales                                    582            553          117
 Investments and long-term
  receivables                                                  (6)           (93)        (205)
 Other                                                         46           (117)          48
                                                          -----------------------------------
  Net cash used by investing
   activities                                              (2,237)        (2,115)      (2,671)
                                                          -----------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Repayments of long-term debt                                (886)          (834)        (957)
 Proceeds from issuance of
  long-term debt                                            1,255          1,112        1,079
 Net cash provided (used) by
  notes payable                                                30           (199)         873
 Dividends paid                                              (879)          (873)        (872)
 Treasury stock purchases                                      --             --         (204)
 Treasury stock contributed to
  benefit plans                                                81            110           --
 Other                                                        (32)           (32)         (31)
                                                          -----------------------------------
  Net cash used by financing
   activities                                                (431)          (716)        (112)
                                                          -----------------------------------
 Effect of exchange rate changes
  on cash                                                     (55)           (62)         (55)
                                                          -----------------------------------
 Net increase in cash and cash
  equivalents                                                  44            186          126
 Cash and cash equivalents at
  beginning of year                                         1,414          1,228        1,102
                                                          -----------------------------------
 Cash and cash equivalents at end
  of year                                                 $ 1,458        $ 1,414      $ 1,228
                                                          ===================================

(a) Includes noncash unusual items of $659 and ($149) in 1993 and 1992, respectively.
(b) Includes noncash unusual items of $476.
See Notes on pages 42 through 53.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Accounting Policies

ARCO's accounting policies conform to generally accepted accounting principles, including the "successful efforts" method of accounting for oil and gas producing activities.

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries, ventures and partnerships in which a controlling interest is held, including ARCO Chemical Company (ACC), of which ARCO owned 83.3 percent of the outstanding shares at December 31, 1993. ARCO also consolidates its interests in undivided interest pipeline companies and in oil and gas and coal mining joint ventures. ARCO uses the equity method of accounting for companies where its ownership is between 20 and 50 percent and for other ventures and partnerships in which less than a controlling interest is held.

Cash Equivalents; Short-Term Investments

Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities, maturing within three months of purchase. Short-term investments consist of similar investments maturing in more than three months of purchase. Cash equivalents and short-term investments are stated at cost, which approximates market value.

Oil and Gas Unproved Property Costs

Unproved property costs are capitalized and amortized on a composite basis, considering past success experience and average property life. In general, costs of properties surrendered or otherwise disposed of are charged to accumulated amortization. Costs of successful properties are transferred to developed properties.

Fixed Assets

Fixed assets are recorded at cost and are written off on either a unit-of-production method or a straight-line method based on the expected lives of individual assets or groups of assets.

Upon disposal of assets depreciated on an individual basis, residual cost less salvage is included in current income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage is charged against accumulated depreciation.

Dismantlement, Restoration and Reclamation Costs

The estimated costs, net of salvage value, of dismantling facilities or projects with limited lives or facilities that are required to be dismantled by contract, regulation or law, and the estimated costs of restoration and reclamation associated with oil and gas and mining operations are accrued during production and classified as a long-term liability. Such costs are taken into account in determining the cost of production in all operations, except oil and gas production, in which case such costs are considered in determining depreciation, depletion and amortization.

Environmental Remediation

Environmental remediation costs are accrued as operating expenses based on the estimated timing and extent of remedial actions required by applicable governmental authorities, experience gained from similar sites on which remediation has been completed, and the amount of ARCO's liability in consideration of the proportional liability and financial wherewithal of other responsible parties. Estimated liabilities are not discounted to present value.

Reclassifications

Certain previously reported amounts have been restated to conform to classifications adopted in 1993.

NOTE 2 Unusual Items

In the fourth quarter of 1993, ARCO announced a reorganization of its Lower 48 oil and gas operations. ARCO provided as unusual items a pretax charge of $659 million, $404 million after tax, primarily related to the writedown for sale or other disposition of oil and gas properties and excess office space, in addition to workforce reductions.

In the fourth quarter of 1992, ARCO recognized a pretax benefit of $149 million from the settlement with Iran related to Corporation assets that had been nationalized in the late 1970s. In the second quarter of 1992, ARCO recognized a pretax benefit of $178 million related to a portion of the gain from the 1989 sale of a majority interest in Lyondell Petrochemical Company (Lyondell) which was previously deferred as the amount equal to ARCO's guarantee of notes associated with certain of Lyondell's manufacturing facilities. When Lyondell repaid the notes in 1992, ARCO was released from its guarantee and accordingly recognized the gain. In the second quarter of 1992, ARCO also recognized a pretax charge of $56 million resulting from ACC's withdrawal from the YUKONG ARCO Chemical Ltd. joint venture in Korea. The net benefit related to 1992 unusual items was $211 million after tax.

In 1991, ARCO announced a reorganization of its oil and gas operations in the Lower 48 states and a companywide workforce reduction. An estimated pretax charge of $281 million was provided as unusual items for the cost of these programs. ARCO also provided as unusual items a pretax charge of approximately $222 million for the anticipated loss on the sale of certain Lower 48 oil and gas properties and the writedown of certain coal assets. The net provision related to the above items was $312 million after tax.

NOTE 3 Accounting Changes

Effective January 1, 1992, ARCO implemented on the immediate recognition basis Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual of the actuarially determined costs of postretirement benefits during the years that the employee renders the necessary service. ARCO's previous policy was to expense these costs when incurred.

The cumulative effect of adopting SFAS No. 106 as of January 1, 1992, resulted in a charge of $435 million, or $2.70 per share, to 1992 earnings, net of income tax effects of approximately $262 million.

Effective January 1, 1992, ARCO adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of the change on 1992 net income was a benefit of $43 million, or $0.27 per share. The effect of adopting SFAS Nos. 106 and 109 on 1992 net income, excluding the cumulative effect, was not material.

Effective January 1, 1992, ARCO also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The standard requires companies to accrue the cost of postemployment benefits either during the years that the employee renders the necessary service or at the date of the event giving rise to the benefit, depending upon whether certain conditions are met. The effect of adoption did not have a material impact on 1992 net income.

NOTE 4 Segment Information

ARCO operates primarily in the Resources and Products segments. The Resources segment includes oil and gas operations, which comprise the exploration, development and production of petroleum, including petroleum liquids (crude oil, condensate and natural gas liquids) and natural gas; the purchase and sale of petroleum liquids and natural gas; and the mining and sale of coal. The Products segment includes the refining and transportation of petroleum and petroleum products; the marketing of petroleum products; and the manufacture and sale of intermediate chemicals and specialty products, including propylene oxide and derivatives, tertiary butyl alcohol, methyl tertiary butyl ether and styrene monomer.

Segment information for the years ended December 31, 1993, 1992 and 1991 was as follows:



Millions of dollars                       1993      1992      1991
                                         ---------------------------

SALES AND OTHER OPERATING REVENUES

Resources:
 Oil and gas                             $ 8,357   $ 8,994   $ 8,859
 Coal                                        648       585       597
Products:
 Refining and marketing                    8,603     8,461     7,989
 Transportation                              878       900       849
 Intermediate chemicals and specialty
  products                                 3,192     3,100     2,990
Other                                         28        24        30
Elimination of intersegment amounts       (3,219)   (3,396)   (3,123)
                                         ---------------------------
Total                                    $18,487   $18,668   $18,191
                                         ===========================

Intersegment sales were made at prices approximating current market values. The amounts for intersegment sales included in sales and other operating revenues were as follows:


Millions of dollars                        1993    1992    1991
                                         ----------------------

Resources:
 Oil and gas                             $2,592  $2,833  $2,694
Products:
 Refining and marketing                      19      16      19
 Transportation                             385     419     346
 Intermediate chemicals and specialty
  products                                  195     104      41
Other                                        28      24      23
                                         ----------------------
Total                                    $3,219  $3,396  $3,123
                                         ======================


Millions of dollars                     1993    1992    1991
                                        --------------------

PRETAX SEGMENT EARNINGS

Resources:
 Oil and gas                            $ 114   $1,183  $ 841
 Coal                                     160      107     25
Products:
 Refining and marketing                   569      547    394
 Transportation                           327      378    333
 Intermediate chemicals and specialty
  products                                412      396    377
Equity in earnings from Lyondell
 Petrochemical Company                     13        8    111
Unallocated expenses and other           (246)      50    (29)
Interest                                 (715)    (762)  (892)
Income taxes                             (327)    (678)  (420)
Minority interest                         (38)     (36)   (31)
Cumulative effect of changes in
 accounting principles                     --     (392)    --
                                        ---------------------
Net income                              $ 269   $  801  $ 709
                                        =====================


Millions of dollars                      1993     1992     1991
                                        -----------------------
AFTER-TAX SEGMENT EARNINGS

Resources:
 Oil and gas                            $  45   $  816    $ 549
 Coal                                     107       83       33
Products:
 Refining and marketing                   307      346      266
 Transportation                           189      239      212
 Intermediate chemicals and specialty
  products(a)                             239      210      192
Equity in earnings from Lyondell
 Petrochemical Company                     13        8      111
Unallocated expenses and other           (140)      25      (60)
Interest                                 (491)    (534)    (594)
Cumulative effect of changes in
 accounting principles                     --     (392)      --
                                        -----------------------
Net income                              $ 269   $  801    $ 709
                                        =======================

(a) Net of minority interest of $(36), $(32), and $(31) in 1993, 1992 and 1991, respectively.


Millions of dollars                         1993     1992     1991
                                            -------------------------

TOTAL ASSETS

Resources:
 Oil and gas                                $ 9,349  $10,362  $11,351
 Coal                                         1,320    1,411    1,095
Products:
 Refining and marketing                       2,789    2,830    2,732
 Transportation                               2,145    2,191    2,223
 Intermediate chemicals and specialty
  products                                    3,502    3,599    3,676
Other                                         4,789    3,863    3,415
                                            -------------------------
Total                                       $23,894  $24,256  $24,492
                                            =========================

ADDITIONS TO FIXED ASSETS

Resources:
 Oil and gas                                $ 1,383  $ 1,249  $ 1,890
 Coal                                            94      308      305
Products:
 Refining and marketing                         345      315      448
 Transportation                                  59       94      124
 Intermediate chemicals and specialty
  products                                      181      295      435
Other                                             8       17       37
                                            -------------------------
Total                                       $ 2,070  $ 2,278  $ 3,239
                                            =========================

DEPRECIATION, DEPLETION AND AMORTIZATION

Resources:
 Oil and gas(a)                             $ 1,092  $ 1,176  $ 1,203
 Coal                                            59       53       46
Products:
 Refining and marketing                         200      178      161
 Transportation                                 104       98       94
 Intermediate chemicals and specialty
  products                                      223      199      164
Other                                            40       50       26
                                            -------------------------
Total                                       $ 1,718  $ 1,754  $ 1,694
                                            =========================

(a) Excludes undeveloped leasehold amortization of $98, $110, and $113, respectively, included in exploration expense.

Foreign operations are conducted principally in the following geographic regions: Oil and gas--United Kingdom, Indonesia and Dubai; Coal--Australia; Intermediate chemicals and specialty products---Europe and Asia Pacific; Refining and marketing--Brazil (marketing only). The Brazilian operations were sold in December 1993.


Millions of dollars                          1993     1992       1991
                                           --------------------------

FOREIGN OPERATIONS

Sales and other operating revenues:
 Oil and gas                               $  998   $  952     $  980
 Coal                                         304      282        293
 Refining and marketing(c)                  1,920    1,794      1,751
 Intermediate chemicals and specialty
  products                                  1,122    1,255      1,172
 Other                                         29       23         23
 Elimination of intersegment amounts --
  oil and gas                                  --       --        (11)
                                           --------------------------
 Total                                     $4,373   $4,306     $4,208
                                           ==========================

Net income (loss):
 Oil and gas                               $  (17)  $  171(a)  $   79
 Coal                                          59       41        (16)
 Refining and marketing(c)                      2       28         57
 Intermediate chemicals and specialty
  products(b)                                  58       37         22
 Other                                        (25)     (26)       (38)
                                           --------------------------
 Total                                     $   77   $  251     $  104
                                           ==========================

Total assets:
 Oil and gas                               $2,691   $2,415     $2,466
 Coal                                         821      901        693
 Refining and marketing(c)                     --      301        305
 Intermediate chemicals and specialty
  products                                  1,424    1,567      1,731
 Other                                        230      233        710
                                           --------------------------
 Total                                     $5,166   $5,417     $5,905
                                           ==========================

(a) Includes gain from settlement on assets nationalized by Iran (Note 2).
(b) Includes losses of equity affiliates, principally Asian joint ventures, of $(2), $(18), and $(22), in 1993, 1992 and 1991, respectively.
(c) Operations sold in December 1993.

NOTE 5 Inventories

Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. In 1993, approximately 88 percent of inventories excluding materials and supplies were determined by the last-in, first-out
(LIFO) method. Materials and supplies and other non-LIFO inventories are determined predominantly on an average cost basis.

Total inventories at December 31, 1993 and 1992 comprised the following categories:


Millions of dollars                 1993      1992
                                    --------------

Crude oil and petroleum products   $ 266     $ 283
Chemical products                    373       375
Other products                        32        42
Materials and supplies               243       263
                                   ---------------
Total                              $ 914     $ 963
                                   ===============

The excess of the current cost of inventories over book value was approximately $228 million and $285 million at December 31, 1993 and 1992, respectively.

NOTE 6 Taxes

Taxes other than excise and income taxes for the years ended December 31, 1993, 1992 and 1991 comprised the following:


Millions of dollars       1993    1992    1991
                        ----------------------

Property                $  198  $  205  $  206
Production/severance       331     389     406
Value added                349     330     250
Other                      269     279     269
                        ----------------------
Total                   $1,147  $1,203  $1,131
                        ======================

The components of the provision for taxes on income for the years ended December 31, 1993, 1992 and 1991 were as follows:


Millions of dollars                    1993   1992  1991
                                      ------------------

Federal:
 Current                              $ 382  $292  $355
 Deferred                              (159)  198   (66)
                                      -----------------
                                        223   490   289
                                      -----------------
Foreign:
 Current                                 69    80   104
 Deferred                                13    17   (36)
                                      -----------------
                                         82    97    68
                                      -----------------
State:
 Current                                 33    42    76
 Deferred                               (11)   49   (13)
                                      -----------------
                                         22    91    63
                                      -----------------
Total provision for taxes on income   $ 327  $678  $420
                                      =================

Total income taxes paid in cash       $ 510  $ 675 $ 776
                                      ==================

The deferred tax benefit in 1993 and 1991 primarily resulted from book accruals associated with the reorganizations and workforce reductions.

The major components of the net deferred tax liability as of December 31, 1993 and 1992, and January 1, 1992 were as follows:


                                             December 31 December 31   January 1
Millions of dollars                                 1993        1992        1992
                                             -----------------------------------

Depreciation, depletion and amortization         $(3,630)    $(3,734)    $(3,754)
Other                                               (329)       (306)       (312)
                                                 -------------------------------
Total deferred tax liabilities                    (3,959)     (4,040)     (4,066)
                                                 -------------------------------
Dismantlement and environmental                      492         474         481
Postretirement benefits                              302         277         262
Foreign excess tax basis/loss carryforwards          197         165         130
Other                                                316         244         327
                                                 -------------------------------
Total deferred tax assets                          1,307       1,160       1,200
                                                 -------------------------------
Valuation allowance                                 (127)       (102)        (34)
                                                 -------------------------------
Net deferred income tax liability                $(2,779)    $(2,982)    $(2,900)
                                                 ===============================

ARCO has foreign loss carryforwards of $227 million which begin expiring in 1994.

The domestic and foreign components of income before income taxes, minority interest and cumulative effect of changes in accounting principles, and a reconciliation of income tax expense with tax at the effective federal statutory rate for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                                   Percent
                                                                 of Pretax
Millions of dollars                                     Amount      Income
                                                        ------------------
1993
Income before income taxes:
 Domestic                                               $  342        53.9
 Foreign                                                   292        46.1
                                                        ------------------
Total                                                   $  634       100.0
                                                        ==================
Tax at 35%                                              $  222        35.0
Increase (reduction) in taxes resulting from:
 Dividend exclusion                                          7         1.1
 Impact of federal rate increase on deferred
  tax liability                                             65        10.3
 Taxes on foreign income in excess of
  statutory rate                                            74        11.7
 Sale of foreign subsidiary                                 37         5.8
 Foreign deferred tax asset recognition                    (26)       (4.1)
 State income taxes (net of federal effect)                 14         2.2
 Tax credits                                               (49)       (7.7)
 Other                                                     (17)       (2.7)
                                                        ------------------
Provision for taxes on income                           $  327        51.6
                                                        ==================
1992
Income before income taxes:
 Domestic                                               $1,449        76.0
 Foreign                                                   458        24.0
                                                        ------------------
Total                                                   $1,907       100.0
                                                        ==================
Tax at 34%                                              $  648        34.0
Increase (reduction) in taxes resulting from:
 Dividend exclusion                                         12          .6
 Taxes on foreign income in excess of
  statutory rate                                            25         1.3
 State income taxes (net of federal effect)                 60         3.2
 Tax credits                                               (43)       (2.2)
 Other                                                     (24)       (1.3)
                                                        ------------------
Provision for taxes on income                           $  678        35.6
                                                        ==================
1991
Income before income taxes:
 Domestic                                               $  900        77.6
 Foreign                                                   260        22.4
                                                        ------------------
Total                                                   $1,160       100.0
                                                        ==================

Tax at 34%                                              $  394        34.0
Increase (reduction) in taxes resulting from:
 Dividend exclusion                                        (30)       (2.6)
 Taxes on foreign income in excess of statutory rate        54         4.7
 State income taxes (net of federal effect)                 42         3.6
 Tax credits                                               (36)       (3.1)
 Other                                                      (4)        (.4)
                                                        ------------------
Provision for taxes on income                           $  420        36.2
                                                        ==================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 Long-Term Debt

Long-term debt at December 31, 1993 and 1992 comprised the following:


Millions of dollars                          1993      1992
                                             --------------
5-5/8%, due in 1997                          $   18  $   23
5.90%, due in 2007                              265     265
6-1/8%, due in 1996                             102     102
7.70%, due in 2000                               31      51
7-3/4%, due in 2003                              52     124
8-1/4%, due in 2022                             250     250
8-1/2%, due in 2012                             250     250
8-5/8%, due in 2000                              --      76
8-3/4%, due in 2032                             250     250
9%, due in 2021                                 300     300
9%, due in 2031                                 150     150
9-1/8%, due in 1993                              --     200
9-1/8%, due in 2011                             300     300
9-1/8%, due in 2031                             350     350
9-1/4%, due in 1993                              --     250
9-1/2%, due in 1996                              --     150
9-7/8%, due in 2016                             450     450
10-1/4%, due in 2000                            250     250
10-3/8%, due in 1995                            500     500
10-7/8%, due in 2005                            500     500
Third Series Medium-Term Notes                  137     137
Medium-Term Notes--A Series                     200     200
Medium-Term Notes--B Series                     250     250
ARCO Tresop Notes                               311     311
ARCO Chemical Company:
 9.35%, due in 2019                              --     123
 9.375%, due in 2005                            100     100
 9.8%, due in 2020                              224     224
 9.9%, due in 2000                              200     200
 10.25%, due in 2010                            100     100
 Medium-Term Notes                               --      35
 French bank loans                               94     117
 ACNL bank loans                                155     165
Vastar bank loans                             1,250      --
Capitalized lease obligations                    26      26
Other                                           204     256
                                             --------------
Total, including debt due within one year     7,269   7,035
Less:
 Debt due within one year                       165     676
 Bonds held in sinking fund                      15     132
                                             --------------
Long-term debt                               $7,089  $6,227
                                             ==============

Maturities and sinking fund obligations for the five years subsequent to December 31, 1993 are as follows (millions of dollars): 1994--$165; 1995--$632; 1996--$1,434; 1997--$269; 1998--$182. No material amounts of long-term debt are collateralized by Corporation assets.

Vastar Resources, Inc. (Vastar), a wholly owned subsidiary of ARCO, entered into a $1.25 billion unsecured, variable rate, revolving-term credit agreement. In December 1993, Vastar borrowed $1.25 billion principal amount at an initial interest rate of 3.9 percent. The agreement contains restrictions which, among other things, require Vastar to maintain certain financial ratios and restrict encumbrance of assets.


NOTE 8 Bank Credit Facilities and Compensating Balances

In 1993, ARCO and certain wholly owned subsidiaries had committed bank credit facilities of approximately $3.2 billion, including a credit facility negotiated on behalf of a subsidiary that is denominated in pounds sterling. At December 31, 1993, there were no borrowings under these committed facilities.

ACC maintains two credit facilities under which it may borrow up to $300 million which are not guaranteed by ARCO. At December 31, 1993, there were no borrowings against the ACC credit facilities. The facilities replace a previous facility that effectively expired in December 1993.

Notes payable on the balance sheet consist primarily of commercial paper issued to a variety of financial investors and institutions and any amounts outstanding under ARCO or ACC credit facilities.

ARCO has no requirements for compensating balances. ARCO does maintain balances for some of its banking services and products. Such balances are solely at ARCO's discretion, so that on any given date, none of ARCO's cash is restricted.

At December 31, 1993, ARCO had letters of credit outstanding totalling $305 million.

NOTE 9 Interest Expense

Interest expense for the years ended December 31, 1993, 1992 and 1991 was comprised of the following:

Millions of dollars           1993   1992   1991
                              ------------------
Long-term debt                $ 573  $ 624  $ 684
Short-term debt                  92    105     92
Other                           106    148    195
                              -------------------
                                771    877    971
Capitalized interest            (56)  (115)   (79)
                              -------------------
Total interest expense        $ 715  $ 762  $ 892
                              ===================

Total interest paid in cash   $ 749  $ 752  $ 912
                              ===================

NOTE 10 Foreign Currency Transaction Gains

Foreign exchange transactions, which relate primarily to Brazilian operations, resulted in net gains of $22 million, $1 million and $41 million in 1993, 1992 and 1991, respectively.

NOTE 11 Fixed Assets

Property, plant and equipment, and related accumulated depreciation, depletion and amortization at December 31, 1993 and 1992 were as follows:

Millions of dollars                                        1993     1992
                                                        ----------------
Resources:
 Oil and gas                                            $19,100  $19,543
 Coal                                                     1,296    1,324
Products:
 Refining and marketing                                   3,647    3,600
 Transportation                                           3,588    3,546
 Intermediate chemicals and specialty products            3,257    3,165
Other                                                       606      620
                                                        ----------------
                                                         31,494   31,798
Accumulated depreciation, depletion and amortization     15,628   14,882
                                                        ----------------
Total                                                   $15,866  $16,916
                                                        ================

Expenses for maintenance and repairs for 1993, 1992 and 1991 were $509 million, $513 million and $523 million, respectively.

NOTE 12 Other Commitments and Contingencies

ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

At December 31, 1993 and 1992, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $111 million and $100 million, respectively, of which approximately $41 million and $45 million, respectively, were indemnified.

Following the March 1989 EXXON VALDEZ oil spill, Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies were the subject of numerous lawsuits by the State of Alaska, the United States and private plaintiffs. ARCO Transportation Alaska, Inc. (ATA) owns approximately 21 percent of Alyeska. In July 1993, it was announced that Alyeska and its owner companies had agreed to pay $98 million in settlement of all but a handful of the lawsuits by private plaintiffs of which $20.9 million was ATA's share. At the October 1993 approval hearing on the settlement, the settlement was tentatively approved; however, there remain certain issues concerning claims that Exxon might assert against Alyeska and its owner companies that must be resolved before the settlement becomes final.

ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, a purported class and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units.

ARCO and its subsidiary, Atlantic Richfield Hanford Company (ARHCO), and several other companies have been named as defendants in lawsuits filed on behalf of individual persons and a number of purported classes. These lawsuits arise out of radioactive and non-radioactive toxic and hazardous substances allegedly generated at the Hanford Nuclear Reservation in Richland, Washington (HNR). The claims against ARCO and ARHCO arise out of the performance by ARHCO of a contract with the Atomic Energy Commission to provide chemical processing, waste management and support services at HNR from 1967 to 1977. ARCO and ARHCO believe that, should either or both ultimately be held liable, they will be entitled to indemnification by the federal government as provided under the Price-Anderson Act, and pursuant to the terms of the contract between ARHCO and the Atomic Energy Commission.

ARCO is also the subject of or party to a number of pending or threatened legal actions for which the legal responsibility and financial impact cannot presently be ascertained. Although any ultimate liability arising from any of these suits, or from any of the proceedings described above, if aggregated and assumed to occur in a single fiscal year, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO's consolidated financial position, stockholders' equity, liquidity or capital resources.

ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. ARCO is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, and sites associated with discontinued operations. ARCO may in the future be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The amount of such future costs is indeterminable due to such factors as the unknown nature and extent of contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties.

ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At December 31, 1993, the reserve balance is $648 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

ARCO's reserve covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities and sites associated with discontinued operations. ARCO has been named a potentially responsible party (PRP) for 123 sites. The number of PRP sites in and of itself does not represent a relevant measure of liability, because the nature and extent of environmental concerns varies from site to site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all of the PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the reserve. ARCO's future costs at these sites could exceed the reserve by as much as $1 billion.

Approximately half of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana and Colorado. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 15 percent of the total reserve. Substantially all amounts accrued in the reserve are expected to be paid out over the next five to six years.

Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various insurance companies and other third parties. None of these claims has been resolved. Due to the uncertainty as to ultimate recovery from these parties, ARCO has neither recorded any asset nor reduced any liability in anticipation of such recovery.

Environmental loss contingencies also include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO. Although these contingencies could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal year, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO's consolidated financial position, stockholders' equity, liquidity or capital resources.

The operations and consolidated financial position of ARCO continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation, regulations and litigation pertaining to restrictions on production, imports and exports, tax increases, environmental regulations, cancellation of contract rights and expropriation of property. Both the likelihood of such occurrences and their overall effect on ARCO vary greatly and are not predictable.

These uncertainties are part of a number of items that ARCO has taken and will continue to take into account in periodically establishing reserves.

NOTE 13 Retirement Plans

ARCO and its subsidiaries have defined benefit pension plans to provide pension benefits to substantially all employees. The benefits are based on years of service and the employee's compensation, primarily during the last three years of service. ARCO's funding policy is to make annual contributions as required by applicable regulations. ARCO charges pension costs as accrued, based on an actuarial valuation for each plan, and funds the plans through contributions to trust funds that are kept apart from Corporation funds.

The following table sets forth the plans' funded status and amounts recognized in the balance sheet at December 31, 1993 and 1992:

                                                       Assets Exceed     Accumulated
                                                         Accumulated        Benefits
Millions of dollars                                         Benefits   Exceed Assets
                                                       -----------------------------
1993
Actuarial present value of benefit obligations:
 Vested benefit obligation                                    $2,007           $ 158
                                                              ======================

 Accumulated benefit obligation                               $2,054           $ 161
                                                              ======================

 Projected benefit obligation                                 $2,420           $ 214
Plan assets at fair value, primarily stocks and bonds          2,720              --
                                                              ----------------------
Projected benefit obligation (in excess of) or less
 than plan assets                                                300            (214)
Unrecognized net (gain) loss                                     134             100
Prior service cost not yet recognized in net periodic
 pension cost                                                    148              27
Remaining unrecognized (asset) obligation from
 January 1, 1986                                                (348)              9
Adjustment required to recognize minimum liability                --             (83)
                                                              ----------------------
Prepaid pension cost (pension liability) recognized
 in the balance sheet                                         $  234           $(161)
                                                              ======================

1992
Actuarial present value of benefit obligations:
 Vested benefit obligation                                    $1,626           $  85
                                                              ======================

 Accumulated benefit obligation                               $1,638           $  85
                                                              ======================

 Projected benefit obligation                                 $1,828           $  98
Plan assets at fair value, primarily stocks and bonds          2,443              --
                                                              ----------------------
Projected benefit obligation (in excess of) or less
 than plan assets                                                615             (98)
Unrecognized net (gain) loss                                    (178)              4
Prior service cost not yet recognized in net periodic
 pension cost                                                    143               1
Remaining unrecognized (asset) obligation from
 January 1, 1986                                                (376)             10
Adjustment required to recognize minimum liability                --              (4)
                                                              ----------------------
Prepaid pension cost (pension liability) recognized
 in the balance sheet                                         $  204           $ (87)
                                                              ======================

Pension costs related to ARCO-sponsored plans, on a pretax basis, including amortization of unfunded projected benefit obligations for the years ended December 31, 1993, 1992 and 1991 were as follows:

Millions of dollars                               1993   1992   1991
                                                  ------------------

Service cost-benefits earned during the period   $  59  $  51  $  43
Interest cost on projected benefit obligation      173    133    137
Actual return on plan assets                      (483)   (91)  (370)
Net amortization and deferral                      220   (127)   201
                                                 -------------------
Net periodic pension (benefit) cost              $ (31) $ (34) $  11
                                                 ===================

In addition to the pension (benefit) cost above, in 1993 and 1991 ARCO recorded $61 million and $103 million, respectively, before tax as additional pension expense in connection with the workforce reductions in those years.

ARCO's assumptions used as of December 31, 1993, 1992 and 1991 in determining the pension cost and pension liability shown above were as follows:

Percent                               1993  1992  1991
                                      ----------------
Discount rate                         7.25   8.5  8.75
Rate of salary progression             5.0   5.0   5.0
Long-term rate of return on assets    10.5  10.5   9.5
                                      ================

NOTE 14 Other Postretirement Benefits

ARCO and its subsidiaries sponsor defined postretirement benefit plans to provide other postretirement benefits to substantially all employees who retire with ARCO having rendered the required years of service, along with their spouses and eligible dependents. Health care benefits are provided primarily through comprehensive indemnity plans. Currently, ARCO pays approximately 80 percent of the cost of such plans, but has the right to modify the cost-sharing provisions at any time. Life insurance benefits are based primarily on the employee's final compensation and are also partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree.

ARCO's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis. Pursuant to Section 401(h) of the Internal Revenue Code of 1986, excess pension assets totalling $21 million were transferred from the pension plans to health care benefit accounts within the pension plans for reimbursement of 1992 retiree health care benefits.

The following table sets forth the plans' combined postretirement benefit liability as of December 31, 1993 and 1992:

                                                   Health      Life
Millions of dollars                                  Care    Insurance   Total
                                                   ---------------------------

1993
Accumulated postretirement benefit obligation:
  Retirees                                          $ 461        $158   $ 619
  Employees fully eligible                             35          12      47
  Other active participants                           211          47     258
                                                    -------------------------
  Total                                               707         217     924
 Unrecognized loss                                   (125)        (18)   (143)
                                                    -------------------------
 Accrued postretirement benefit cost recognized
  in the balance sheet                              $ 582        $199   $ 781
                                                    =========================

1992
Accumulated postretirement benefit obligation:
  Retirees                                          $ 416        $155   $ 571
  Employees fully eligible                             27           8      35
  Other active participants                           133          32     165
                                                    -------------------------
  Total                                               576         195     771
 Unrecognized loss                                    (14)         (4)    (18)
                                                    -------------------------
Accrued postretirement benefit cost recognized
  in the balance sheet                              $ 562        $191   $ 753
                                                    =========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ARCO charges postretirement benefit costs as accrued, based on actuarial calculations for each plan. Net annual postretirement benefit costs as of December 31, 1993 and 1992 included the following components:


                                                  Health        Life
Millions of dollars                                 Care   Insurance  Total
                                                  -------------------------
1993
Service cost-benefits earned during the period       $15         $ 3    $18
Interest cost on accumulated postretirement
 benefit obligation                                   47          15     62
                                                  -------------------------
Net postretirement benefit cost                      $62         $18    $80
                                                  =========================

1992
Service cost-benefits earned during the period       $12         $ 3    $15
Interest cost on accumulated postretirement
 benefit obligation                                   46          15     61
                                                  -------------------------
Net postretirement benefit cost                      $58         $18    $76
                                                  =========================

In addition to the cost above, ARCO recorded $9 million as additional postretirement benefit expense in connection with the workforce reduction in 1993.

For the year ended December 31, 1991, ARCO recognized postretirement costs as incurred. Accordingly, the amount recognized as expense in prior years is not comparable.

The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:

                             December 31    December 31     January 1
Percent                             1993           1992          1992
                             ----------------------------------------

Discount rate                       7.25            8.5          8.75
Rate of salary progression           5.0             5.0          5.0
                             ========================================

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for the health plans is 10 percent for 1993 to 1996, 8 percent for 1997 to 2001, and 6 percent thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1993, by approximately 10.5 percent, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately 11 percent.

NOTE 15 Stockholders' Equity

Detail of ARCO's capital stock as of December 31, 1993 and 1992 was as follows:

                                                                 1993           1992
                                                           -------------------------
$3.00 Cumulative convertible preference stock, par $1:
 Shares authorized                                             94,316         94,316
 Shares issued and outstanding                                 81,309         90,377
 Aggregate value in liquidation -- (thousands)           $      6,505   $      7,230
$2.80 Cumulative convertible preference stock, par $1:
 Shares authorized                                            942,016        942,016
 Shares issued and outstanding                                854,053        916,653
 Aggregate value in liquidation -- (thousands)           $     59,784   $     64,166
Common stock, par $2.50:
 Shares authorized                                        600,000,000    600,000,000
 Shares issued                                            160,746,125    160,745,937
 Shares outstanding                                       159,953,980    158,922,188
 Shares held in treasury                                      792,145      1,823,749
                                                          ==========================

The changes in preference stocks outstanding were due solely to conversions. The $3.00 cumulative convertible preference stock is convertible into 6.8 shares of common stock. The $2.80 cumulative convertible preference stock is convertible into 2.4 shares of common stock. The common stock is subordinate to the preference stocks for dividends and assets. The $3.00 and $2.80 preference stocks may be redeemed at the option of ARCO for $82 and $70 per share, respectively.

ARCO has authorized 75,000,000 shares of preferred stock, $.01 par, of which none were issued or outstanding at December 31, 1993.

By stockholder approval, all of the Series B, 3.75 percent cumulative preferred stock, $100 par, of which none were issued and outstanding, was cancelled effective May 3, 1993.

By Board authorization, effective December 31, 1991, ARCO canceled 7 million shares of common stock held in treasury. As a result of this cancellation, common stock decreased by $17 million, capital in excess of par value of stock decreased by $30 million, and retained earnings decreased by $684 million in 1991.

The balance in ARCO's common stock at December 31, 1993, 1992 and 1991 was $402 million.

Detail of changes in treasury stock in 1993, 1992 and 1991 was as follows:

Millions of dollars

Balance, January 1, 1991                      $ 890
Treasury stock purchases                        202
Conversions                                     (36)
Cancellation of treasury stock                 (731)
                                              -----
Balance, December 31, 1991                      325
Treasury stock contributed to benefit plans    (110)
Conversions                                     (24)
                                              -----
Balance, December 31, 1992                      191
Treasury stock contributed to benefit plans     (81)
Conversions                                     (27)
                                              -----
Balance, December 31, 1993                    $  83
                                              =====

The net decrease in capital in excess of par value of stock in 1993, 1992 and 1991 of $15 million, $12 million and $52 million, respectively, was due primarily to the conversion of preference stock to common stock and the cancellation of treasury stock in 1991.

ARCO's Certificate of Incorporation contains a provision restricting dividend payments; however, at December 31, 1993, retained earnings were free from such restriction. At December 31, 1993, shares of ARCO's authorized and unissued common stock were reserved as follows:


Conversions:
 $3.00 Preference stock       552,901
 $2.80 Preference stock     2,049,727
Stock option plans          5,148,852
Employee benefit plans      9,974,482
                           ----------
Total                      17,725,962
                           ==========


Under ARCO's incentive compensation plans, awards of ARCO's common stock may be made to officers, outside directors and key employees.

NOTE 16 Earned per Share

Earned per share is based on the average number of common shares outstanding during each period including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities. The average shares used in the calculation of earned per share for the years ended December 31, 1993, 1992 and 1991 were 162.4 million, 161.5 million and 161.7 million, respectively.

NOTE 17 Stock Options

Options to purchase shares of ARCO's common stock have been granted to executives, outside directors and key employees. These options become exercisable in varying installments and expire ten years after the date of grant. Transactions during 1993, 1992 and 1991 were as follows:


Balance, January 1, 1991                                         1,681,133
Granted                                                            528,686
Canceled or expired                                                 (1,740)
Exercised (average option price per share: $77.67)                (199,988)
                                                                 ---------
Balance, December 31, 1991                                       2,008,091
Granted                                                            679,457
Exercised (average option price per share: $77.09)                 (51,385)
                                                                 ---------
Balance, December 31, 1992                                       2,636,163
Granted                                                            574,726
Exercised (average option price per share: $81.74)                 (48,707)
                                                                 ---------
Balance, December 31, 1993                                       3,162,182
                                                                 =========

At December 31, 1993:
 Shares exercisable                                              2,249,912
 Shares available for option (1,290,018 at December 31, 1992)    1,986,670
Average option price per share:
 Shares under option                                               $104.21
 Shares exercisable                                                $101.04
                                                                 =========

NOTE 18 Supplemental Cash Flow Information

The following is supplemental cash flow information for the years ended December 31, 1993, 1992 and 1991:


Millions of dollars                             1993     1992     1991
                                             -------------------------
Short-term investments:
 Gross maturities                            $ 5,428  $ 4,796  $ 7,480
 Gross purchases                              (6,217)  (4,976)  (6,872)
                                             -------------------------
Net cash provided (used)                     $  (789) $  (180) $   608
                                             =========================
Notes payable:
 Gross proceeds                              $ 8,568  $ 7,380  $ 7,877
 Gross repayments                             (8,538)  (7,579)  (7,004)
                                             -------------------------
Net cash provided (used)                     $    30  $  (199) $   873
                                             =========================

Gross noncash provisions charged to income   $ 1,148  $   553  $ 1,003
Cash payments of previously accrued items       (635)    (760)    (563)
                                             -------------------------
Noncash provisions greater (less) than
 cash payments                               $   513  $  (207) $   440
                                             =========================

NOTE 19 Lease Commitments

Commitments under capital financial leases are capitalized with the obligation recorded at the present value of future rental payments. The related assets are amortized on a straight-line basis.

At December 31, 1993, future minimum rental payments due under leases were as follows:

                                                        Capital  Operating
Millions of dollars                                      Leases     Leases
                                                        ------------------
1994                                                        $ 3       $157
1995                                                          3        135
1996                                                          3        115
1997                                                          3         98
1998                                                          3         85
Later years                                                  76        338
                                                        ------------------
Total minimum lease payments                                 91       $928
                                                                  ========

Imputed interest (rates ranging from 9.75% to 12.0%)         65
                                                        -------
Present value of minimum lease payments included in
 long-term debt                                             $26
                                                        =======

Minimum future rental income under noncancelable subleases at December 31, 1993 amounted to $98 million.

Operating lease net rental expense for the years ended December 31, 1993, 1992 and 1991 was as follows:


Millions of dollars        1993   1992   1991
                          -------------------

Minimum rentals           $ 220  $ 206  $ 197
Contingent rentals            1      1      1
Sublease rental income      (15)   (18)   (16)
                          -------------------
Net rental expense        $ 206  $ 189  $ 182
                          ===================

No restrictions on dividends or on additional debt or lease financing exist under ARCO's lease commitments. Under certain conditions, options and obligations exist to purchase certain leased properties.

NOTE 20 Lyondell Petrochemical Company

Lyondell Petrochemical Company (Lyondell) is engaged in the manufacture, refining and marketing of basic commodity chemicals, including ethylene, propylene, methanol and aromatics, and petroleum products.

At December 31, 1993, ARCO owned 49.9 percent of Lyondell common stock outstanding; ARCO accounts for this investment on the equity method. The market value of ARCO's shares of Lyondell common stock, based on the closing quoted market price at December 31, 1993, was $848 million.

Summarized financial information for Lyondell was as follows:


Millions of dollars                              1993     1992     1991
                                               ------   ------   ------
Year ended December 31:
 Revenues(a)                                   $3,850   $4,809   $5,735
 Operating income                              $   93   $  104   $  399
 Income before income taxes and cumulative
  effect of accounting changes                 $   16   $   35   $  339
 Cumulative effect of changes in accounting
  principles                                   $   22   $  (10)      --
 Net income                                    $   26   $   16   $  222
                                               ========================
 ARCO's equity in net income of Lyondell       $   13   $    8   $  111
                                               ========================
 Cash dividends received from Lyondell         $   54   $   72   $   70
                                               ========================
At December 31:
 Current assets                                $  523   $  568
 Noncurrent assets                             $  708   $  647
 Current liabilities                           $  299   $  345
 Long-term debt                                $  717   $  725
 Other liabilities                             $  179   $  151
 Minority interest                             $  124       --
 Stockholders' deficit(b)                      $  (88)  $   (6)

(a) Includes $278, $329 and $526 of sales to ARCO in 1993, 1992 and 1991, respectively, which approximated 4%, 5% and 8% of ARCO's purchases in those years.
(b) ARCO's investment in Lyondell comprises 49.9% of Lyondell's stockholders' deficit plus $72 of dividends received in excess of basis of investment.

NOTE 21 Financial Instruments; Fair Value and Off-Balance-Sheet Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amount of cash equivalents, short-term investments and notes payable approximates fair value because of the short maturity of those instruments.

The fair value of other investments and long-term receivables was estimated primarily based on quoted market prices for those or similar investments. At December 31, 1993 and 1992, the fair value of other investments and long-term receivables approximated carrying value.

The fair value of ARCO's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to ARCO for debt of the same remaining maturities. At December 31, 1993 and 1992, the fair value of long-term debt, including long-term debt due within one year, was $8,307 million and $7,570 million, respectively.

The fair value of foreign currency forward contracts and derivatives was estimated by obtaining quotes from brokers. Fair value of these instruments at December 31, 1993 and 1992, approximated carrying value.

At December 31, 1993 and 1992, ARCO had foreign currency forward contracts and foreign cross-currency contracts outstanding, which mature at various dates, to reduce exposure to foreign currency exchange risk. The aggregate contract value of instruments used to buy U.S. dollars in exchange for Australian dollars was approximately $483 million and $367 million at December 31, 1993 and 1992, respectively. The aggregate contract value of instruments used to sell European currencies and Japanese yen in exchange for Deutsche marks, U.S. dollars and functional currencies of ARCO's European operations was approximately $24 million and $65 million at December 31, 1993 and 1992, respectively. Additionally, ARCO had outstanding foreign currency swaps which mature at various dates through 1994, to sell approximately 187 million French francs for $35 million at both December 31, 1993 and 1992.

At December 31, 1993 and 1992, approximately $355 million and $405 million, respectively, of the long-term debt was denominated in foreign currencies. To reduce the exposure to foreign currency fluctuations, ARCO entered into a swap agreement on an 18 billion yen debt issue due in 1996 which fixes the principal balance at $102 million with an effective rate of 8.14 percent. At December 31, 1993, ARCO had outstanding interest rate swaps on two loans totalling 300 million Dutch guilders due in 1997 (one loan for 150 million Dutch guilders in 1992). This effectively changed both loans' floating interest rates to fixed rates of 5.70 percent and 6.71 percent (9.69 percent in 1992).

The counterparties to these transactions are major international financial institutions; ARCO does not anticipate nonperformance by the counterparties.

NOTE 22 Unaudited Quarterly Results


Millions of dollars except per share amounts                      1993         1992
                                                               --------------------
Sales and other operating revenues (including excise taxes)
Quarter ended:
 March 31                                                      $ 4,507      $ 4,334
 June 30                                                         4,670        4,528
 September 30                                                    4,553        4,828
 December 31                                                     4,757        4,978
                                                               --------------------
Total                                                          $18,487      $18,668
                                                               ====================
Income (loss) before income taxes, minority interest and
 cumulative effect of changes in  accounting principles
Quarter ended:
 March 31                                                      $   442      $   338
 June 30                                                           461          549  (a)
 September 30                                                      233          587
 December 31                                                      (502)(a)      433  (a)
                                                               --------------------
Total                                                          $   634      $ 1,907
                                                               ====================
Net income (loss)
Quarter ended:
 March 31                                                      $   260      $  (212) (b)
 June 30                                                           271          309  (a)
 September 30                                                       68          332
 December 31                                                      (330)(a)      372  (a,c)
                                                               --------------------
Total                                                          $   269      $   801
                                                               ====================
Earned per share
Quarter ended:
 March 31                                                      $  1.60      $ (1.31) (b)
 June 30                                                       $  1.67      $  1.91
 September 30                                                  $  0.42      $  2.06
 December 31                                                   $ (2.06)     $  2.30
                                                               ====================

(a) See Note 2.
(b) The impact of cumulative effect of changes in accounting principles resulted in a net after-tax charge of ($392) million, or ($2.43) per share.
(c) Includes $100 million benefit from reduced taxes resulting from adjustments for capital transactions and revisions of previously accrued taxes.

SUPPLEMENTAL INFORMATION (UNAUDITED)

Oil and Gas Producing Activities

The Securities and Exchange Commission (SEC) defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

ARCO reports reserve estimates to various federal government agencies and commissions. These estimates may cover various regions of crude oil and natural gas classifications within the United States and may be subject to mandated definitions. There have been no reports of total ARCO reserve estimates furnished to federal government agencies or commissions which vary from those reported to the SEC since the beginning of the last fiscal year.

Estimated quantities of ARCO's proved oil and gas reserves were as follows:



                              Petroleum Liquids            Natural Gas
                              (million barrels)        (billion cubic feet)
                            Domestic      Foreign      Domestic     Foreign
                            -----------------------------------------------
January 1, 1991:
 Proved reserves                2,720        210          6,256       1,796
 Proved developed reserves      2,152        134          5,343         475
December 31, 1991:
 Proved reserves                2,642        189          5,798       2,405
 Proved developed reserves      2,094        131          5,069         534
December 31, 1992:
 Proved reserves                2,517        211          5,185       3,117
 Proved developed reserves      1,915        122          4,552         690
December 31, 1993:
 Proved reserves                2,259        206          4,725       3,280
 Proved developed reserves      1,804        127          4,190       1,120
                             ==============================================

The changes in proved reserves for the years ended December 31, 1991, 1992 and 1993 were as follows:


                                             Petroleum Liquids              Natural Gas
                                             (million barrels)         (billion cubic feet)
                                            Domestic     Foreign        Domestic   Foreign
                                            ----------------------------------------------
Reserves at January 1, 1991                   2,720          210           6,256     1,796
Revisions of estimates                           (8)           3              42        69
Improved recovery                                89           --               3        --
Purchases of minerals-in-place                  137            2              27       247
Extensions and discoveries                       35            2             213       392
Production                                     (244)         (28)           (511)      (95)
Consumed in production                           --           --             (78)       (4)
Sales of minerals-in-place                      (87)          --            (154)       --
                                              --------------------------------------------
Reserves at December 31, 1991                 2,642          189           5,798     2,405
Revisions of estimates                           40           22              22        44
Improved recovery                                39           --              48        --
Purchases of minerals-in-place                   35           --              37        --
Extensions and discoveries                      100           29             145       761
Production                                     (242)         (28)           (440)      (88)
Consumed in production                           --           --             (72)       (5)
Sales of minerals-in-place                      (97)          (1)           (353)       --
                                              --------------------------------------------
Reserves at December 31, 1992                 2,517          211           5,185     3,117
Revisions of estimates                          (20)          15             (12)      (54)
Improved recovery                                17           --              28        --
Purchases of minerals-in-place                    3           --              30        --
Extensions and discoveries                       10           11             186       350
Production                                     (221)         (29)           (332)     (117)
Consumed in production                           --           --             (75)       (9)
Sales of minerals-in-place                      (47)          (2)           (285)       (7)
                                              --------------------------------------------
Reserves at December 31, 1993                 2,259          206           4,725     3,280
                                              ============================================

Significant changes to proved oil and gas reserves during 1993 were due to the addition of reserves from the Sirasun gas discovery in Indonesia, the Mustang Island gas discovery offshore Gulf of Mexico and the sale of Lower 48 oil and gas properties.

Estimates of petroleum reserves have been made by ARCO engineers. These estimates include reserves in which ARCO holds an economic interest under production-sharing and other types of operating agreements with foreign governments. These estimates do not include probable or possible reserves. Natural gas liquids comprise 12 percent of petroleum liquid proved reserves.

The sale of natural gas from the North Slope of Alaska, which is not used in providing fuel in North Slope operations or sold to others on the North Slope, is dependent upon construction of a natural gas transportation system or another marketing alternative. Such gas is not included in ARCO's reserves. There are currently several projects under consideration, including the Alaska Natural Gas Transportation System and the Trans Alaska Gas System. However, there are a number of regulatory, financial, legal and marketing questions regarding the projects that remain unresolved.

ARCO has studied various options for marketing North Slope gas over the past few years. However, ARCO Alaska believes that market conditions are not likely to permit implementation of any large gas sales project within the foreseeable future.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31, 1993, 1992 and 1991 were as follows:


                               Proved Properties    Unproved Properties
Millions of dollars           Domestic    Foreign  Domestic     Foreign
                              -----------------------------------------
1993
Gross                           $14,521    $3,694      $593        $235
Accumulated depreciation,
 depletion and amortization       8,772     1,925       315           4
                              -----------------------------------------
Net                             $ 5,749    $1,769      $278        $231
                              =========================================
1992
Gross                           $15,212    $3,369      $677        $196
Accumulated depreciation,
 depletion and amortization       8,821     1,718        77           1
                              -----------------------------------------
Net                             $ 6,391    $1,651      $600        $195
                              =========================================
1991
Gross                           $16,700    $3,234      $747        $300
Accumulated depreciation,
 depletion and amortization       9,232     1,603       112          10
                              -----------------------------------------
Net                             $ 7,468    $1,631      $635        $290
                              =========================================

Costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31, 1993, 1992 and 1991 were as follows:


Millions of dollars            Domestic  Foreign  Total
                               ------------------------
1993
Property acquisition costs:
 Proved properties                 $ --     $  3   $  3
 Unproved properties               $ 59     $  2   $ 61
Exploration costs                  $351     $274   $625
Development costs                  $435     $441   $876
                               ========================

1992
Property acquisition costs:
 Proved properties                 $ 13     $  5   $ 18
 Unproved properties               $ 41     $  2   $ 43
Exploration costs                  $362     $220   $582
Development costs                  $393     $388   $781
                               ========================

1991
Property acquisition costs:
 Proved properties                 $508     $ 55   $563
 Unproved properties               $ 50     $  9   $ 59
Exploration costs                  $374     $217   $591
Development costs                  $619     $258   $877
                               ========================

Results of operations from oil and gas producing activities (including operating overhead) for the three years ended December 31, 1993, 1992 and 1991 were as follows:

Millions of dollars                         Domestic   Foreign    Total
                                            ---------------------------
1993
Revenues:
 Sales                                        $1,639      $807   $2,446
 Transfers                                     1,616        --    1,616
 Other                                            48        31       79
                                            ---------------------------
                                               3,303       838    4,141
Production costs                               1,352       195    1,547
Exploration expenses                             457       210      667
Depreciation, depletion and amortization         719       260      979
Other operating expenses                         170       147      317
                                            ---------------------------
                                                 605        26      631
Income tax expense                              (252)      (49)    (301)
                                            ---------------------------
Results of operations from production
 activities                                   $  353      $(23)  $  330
                                            ===========================

1992
Revenues:
 Sales                                        $2,157      $800   $2,957
 Transfers                                     1,842        --    1,842
 Other                                            77        41      118
                                            ---------------------------
                                               4,076       841    4,917
Production costs                               1,523       233    1,756
Exploration expenses                             382       185      567
Depreciation, depletion and amortization         914       235    1,149
Other operating expenses                         197       133      330
                                            ---------------------------
                                               1,060        55    1,115
Income tax expense                              (395)      (32)    (427)
                                            ---------------------------
Results of operations from production
 activities                                   $  665      $ 23   $  688
                                            ===========================

1991
Revenues:
 Sales                                        $2,503      $872   $3,375
 Transfers                                     1,819        --    1,819
 Other                                            77        41      118
                                            ---------------------------
                                               4,399       913    5,312
Production costs                               1,645       229    1,874
Exploration expenses                             415       178      593
Depreciation, depletion and amortization         941       236    1,177
Other operating expenses                         260       138      398
                                            ---------------------------
                                               1,138       132    1,270
Income tax expense                              (424)      (52)    (476)
                                            ---------------------------
Results of operations from production
 activities                                   $  714      $ 80   $  794
                                            ===========================


The difference between the above results of operations for 1993, 1992 and 1991 and the amounts reported for after-tax oil and gas segment earnings in Note 4 of Notes to Consolidated Financial Statements is primarily marketing-related activities and the exclusion of gains on property sales and unusual items related to the Lower 48 reorganization.

Information for 1992 and 1991 has been restated to conform to 1993 formats, primarily the reclassification of allocated overhead from production and exploration costs to other operating expenses and the removal of certain unusual items previously included.

The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 1993, 1992 and 1991 was as follows:



Billions of dollars                          Domestic  Foreign  Total
                                             ------------------------
1993
Future cash inflows                             $24.4    $10.2  $34.6
Future development and production costs          16.5      3.6   20.1
Future income tax expense                         2.2      2.2    4.4
                                             ------------------------
Future net cash flows                             5.7      4.4   10.1
10% annual discount                               2.4      2.1    4.5
                                             ------------------------
Standardized measure of discounted future
 net cash flows                                 $ 3.3    $ 2.3  $ 5.6
                                             ========================

1992
Future cash inflows                             $37.3    $10.9  $48.2
Future development and production costs          20.9      4.4   25.3
Future income tax expense                         5.2      2.2    7.4
                                             ------------------------
Future net cash flows                            11.2      4.3   15.5
10% annual discount                               4.9      2.2    7.1
                                             ------------------------
Standardized measure of discounted future
 net cash flows                                 $ 6.3    $ 2.1  $ 8.4
                                             ========================

1991
Future cash inflows                             $35.7    $ 9.2  $44.9
Future development and production costs          23.1      4.2   27.3
Future income tax expense                         3.6      1.7    5.3
                                             ------------------------
Future net cash flows                             9.0      3.3   12.3
10% annual discount                               3.8      1.5    5.3
                                             ------------------------
Standardized measure of discounted future
 net cash flows                                 $ 5.2    $ 1.8  $ 7.0
                                             ========================

Primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 1993, 1992 and 1991 were as follows:


Billions of dollars                               1993    1992    1991
                                                  ---------------------
Sales and transfers of oil and gas,
 net of production costs                          $(2.5)  $(2.9) $ (2.8)
Extensions, discoveries and improved recovery,
 less related costs                                  .4     1.0      .4
Revisions of estimates of reserves proved
 in prior years:
  Quantity estimates                                 --      .3      --
  Net changes in price and production costs        (4.2)    2.1   (11.5)
Purchases/Sales                                     (.3)    (.4)     .4
Other                                                .1      .5    (1.6)
Accretion of discount                               1.2     1.0     2.1
Development costs incurred during the period         .9      .8     1.1
Net change in income taxes                          1.6    (1.0)    4.7
                                                  ---------------------
Net change                                        $(2.8)  $ 1.4  $ (7.2)
                                                  =====================

Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign governmental actions, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flow to ARCO. Management's investment and operating decisions are based on reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Regarding the information on estimated reserve quantities and discounted future net cash flows, ARCO has no long-term supply contracts to purchase from foreign governments or any interest in equity affiliates involved in oil and gas producing activities.

Coal Operations

Supplemental operating statistics for the coal operations of ARCO for the three years ended December 31, 1993, 1992 and 1991 were as follows:

                                               1993    1992    1991
                                              ----------------------
Coal shipments -- thousand tons:
 Domestic                                     37,499  30,634  32,598
 Foreign                                      10,246   9,158   8,961
                                              ----------------------
Total                                         47,745  39,792  41,559
                                              ======================

Coal reserves -- million tons recoverable:
 Domestic                                      1,296   1,236     876
 Foreign                                         214     232     242
                                               ---------------------
Total                                          1,510   1,468   1,118
                                               =====================

Average market price per ton of coal:
 Domestic                                     $ 9.12  $ 9.79  $ 9.20
 Foreign                                      $29.69  $30.84  $32.70
 Composite price                              $13.53  $14.64  $14.27
                                              ======================

The significant change to reserves in 1992 was due to the acquisition of the West Black Thunder lease acreage.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 2, 1994, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1993, and which is incorporated herein by reference, except for the material included under the captions "Report of Compensation Committee" and "Performance Graph."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1 AND 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules.

     3. Exhibits:

     3.1 Certificate of Incorporation of Atlantic Richfield Company as amended through May 3,1993 filed herewith; proposed amendment to Certificate of Incorporation is included in Appendix A of Registrant's Proxy Statement dated March 14, 1994 (the "1994 Proxy Statement") filed with the Securities and Exchange Com-mission (the "Commission") under File No. 1-1196 and incorpo-rated herein by reference.

     3.2 By-Laws of Atlantic Richfield Company as amended through Janu-ary 23, 1989 filed herewith.

     4.1 Rights Agreement dated as of May 27, 1986 between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent, filed as Exhibit 2.1 to the Company's Form 8-A filed with the Commission under File No. 1-1196 on June 3, 1986, and incorporated herein by reference.

     4.2 Indenture dated as of May 15, 1985 between the Company and The Chase Manhattan Bank, N.A., filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1985, File No. 1-1196, and incorporated herein by reference.

     4.3 Indenture, dated as of January 1, 1992, between the Company and The Bank of New York, filed as an exhibit, bearing the same number, to the Company's Registration Statement on Form S-3 (No. 33-44925), filed with the Commission on January 6, 1992, and incorporated herein by reference.

     4.4 Instruments defining the rights of holders of long-term debt which is not registered under the Securities Exchange Act of 1934 are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Commis-sion upon request.

    10.1(a) Atlantic Richfield Company Supplementary Executive Retirement Plan, as adopted by the Board of Directors of the Company on March 26, 1990, and effective on October 1, 1990, filed as Ex-hibit 10.2 to the Company's Form 10-K Report for the year 1990, File No. 1-1196, and incorporated herein by reference.

    10.1(b) Amendment No. 1 to Atlantic Richfield Company Supplementary Executive Retirement Plan effective March 22, 1993, filed as
                Exhibit 10 to the Company's Form 10-Q Report for the quarterly period ended June 30, 1993, File No. 1-1196, and incorporated herein by reference.

    10.2(a) Atlantic Richfield Company Executive Deferral Plan, as adopted by the Board of Directors of the Company on March 26, 1990 and effective on October 1, 1990, filed as Exhibit 10.3 to the Company's Form 10-K Report for the year 1990, File No. 1-1196, and incorporated herein by reference.

    10.2(b) Amendment No. 1 to Atlantic Richfield Company Executive Defer-ral Plan effective July 27, 1992, filed as an exhibit, bearing the same number, to the Company's Form 10-K Report for the year 1992, File No. 1-1196, and incorporated herein by reference.

    10.3 Atlantic Richfield Executive Medical Insurance Plan-Summary Plan Description, as in effect January 1, 1994, filed herewith.

    10.4(a) Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective on July 1, 1988, filed as Exhibit 10.6 to the Company's Form 10-K Report for the year 1988, File No. 1-1196, and incorporated herein by reference.

    10.4(b) Amendment No. 1 to Atlantic Richfield Company Executive Sup-plementary Savings Plan II as amended and effective on January 1, 1989, filed as Exhibit 10.6(b) to the Company's Form 10-K Report for the year 1989, File No. 1-1196, and incorporated herein by reference.

    10.5 Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised effective January 1, 1991, filed as Exhibit 10.6 to the Company's Form 10-K Report for the year 1990, File No. 1-1196, and incorporated herein by reference.

    10.6 Annual Incentive Plan, as adopted by the Board of Directors of the Company on November 26, 1984, and effective on that date, as amended through January 1, 1991, filed as Exhibit 10.7 to the Company's Form 10-K Report for the year 1990,
                File No. 1-1196, and incorporated herein by reference; proposed amendment to the Annual Incentive Plan is included in Appendix B of Reg-istrant's 1994 Proxy Statement filed with the Commission under File No. 1-1196 and incorporated herein by reference.

    10.7 Atlantic Richfield Company's 1985 Executive Long-Term Incen-tive Plan, as adopted by the Board of Directors of the Company on May 28, 1985, and effective on that date, as amended through February 24, 1992, filed as Exhibit 10.8 to the Company's Form 10-K Report for the year 1991, File No. 1-1196, and incorporated herein by reference, and as amended on Febru-ary 22, 1993 and effective on that date, filed as an exhibit bearing the same number, to the Company's 10-K Report for the year 1992, File No. 1-1196, and incorporated herein by reference.

    10.8 Atlantic Richfield Company Executive Life Insurance Plan--Sum-mary Plan Description, as in effect January 1, 1994, filed herewith.

    10.9 Atlantic Richfield Company Executive Long-Term Disability Plan--Summary Plan Description, as in effect January 1, 1994, filed herewith.

    10.10 Form of Indemnity Agreement adopted by the Board of Directors on January 26, 1987 and executed in February 1987 by the Com-pany and each of its directors and officers, included in Ex-hibit A to the 1987 Proxy Statement (filed with the Commission under File No. 1-1196) and incorporated herein by reference.

    10.11 Exchange Agreement between Tosco Corporation and Atlantic Richfield Company dated October 2, 1986, as amended by letter dated November 5, 1986, filed as Exhibit 10.14, to the Company's Form 10-K Report for the year 1986, File No. 1-1196, and incorporated herein by reference.

    10.12 Retirement Plan for Outside Directors effective October 1, 1990, as amended March 31, 1993, filed as Exhibit 10 to the Company's Form 10-Q Report for the quarterly period ended March 31, 1993, File No. 1-1196, and incorporated herein by reference.

    10.13(a) Stock Option Plan for Outside Directors effective December 17, 1990, filed as Exhibit 10.14 to the Company's Form 10-K Report for the year 1990, File No. 1-1196, and incorporated herein by reference.

    10.13(b) Amendment No. 1 to Stock Option Plan for Outside Directors effective June 22, 1992, filed as an exhibit, bearing the same number, to the Company's Form 10-K Report for the year 1992, File No. 1-1196, and incorporated herein by reference.

    10.14 Special Incentive Plan, as adopted by the Board of Directors of the Company on February 28, 1994, and effective on that date, is included in Appendix C of Registrant's Proxy State-ment filed with the Commission under File No. 1-1196 and in-corporated herein by reference.

    22          Subsidiaries of the Registrant.

    23          Consent of Coopers & Lybrand.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

(b) REPORTS ON FORM 8-K:

  No Current Reports on Form 8-K were filed during the quarter ended December 31, 1993, and thereafter through March 1, 1994.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the following registration statements of Atlantic Richfield Company, Registration Statement on Form S-8 (No. 33-43830), Registration Statement on Form S-8 (No. 33-21558), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21160), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23639), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21162), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21553), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23640), and Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21552) of our report dated February 11, 1994, on our audits of the consolidated financial statements and financial statement schedules of Atlantic Richfield Company as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which report is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND

Los Angeles, California
March 1, 1994

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         ATLANTIC RICHFIELD COMPANY

                                                   /s/ Lodwrick M. Cook
                                         By ___________________________________
                                             Lodwrick M. Cook Chairman of the
                                            Board and Chief Executive Officer

FEBRUARY 28, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                       TITLE                  DATE


        /s/ Lodwrick M. Cook           Chairman of the        February 28, 1994
- -------------------------------------   Board, Chief
Lodwrick M. Cook Principal executive    Executive Officer
               officer                  and Director

         /s/ Mike R. Bowlin            President, Chief       February 28, 1994
- -------------------------------------   Operating Officer
           Mike R. Bowlin               and Director

        /s/ Ronald J. Arnault          Executive Vice         February 28, 1994
- -------------------------------------   President, Chief
     Ronald J. Arnault Principal        Financial Officer
          financial officer             and Director

       /s/ James A. Middleton          Executive Vice         February 28, 1994
- -------------------------------------   President and
         James A. Middleton             Director

      /s/ William E. Wade, Jr.         Executive Vice         February 28, 1994
- -------------------------------------   President and
        William E. Wade, Jr.            Director

              SIGNATURE                       TITLE               DATE


         /s/ Frank D. Boren            Director               February 28, 1994
- -------------------------------------
           Frank D. Boren

        /s/ Richard H. Deihl           Director               February 28, 1994
- -------------------------------------
          Richard H. Deihl

           /s/ John Gavin              Director               February 28, 1994
- -------------------------------------
             John Gavin

          /s/ Hanna H. Gray            Director               February 28, 1994
- -------------------------------------
            Hanna H. Gray

        /s/ Philip M. Hawley           Director               February 28, 1994
- -------------------------------------
          Philip M. Hawley

      /s/ William F. Kieschnick        Director               February 28, 1994
- -------------------------------------
        William F. Kieschnick

           /s/ Kent Kresa              Director               February 28, 1994
- -------------------------------------
             Kent Kresa

       /s/ David T. McLaughlin         Director               February 28, 1994
- -------------------------------------
         David T. McLaughlin

        /s/ John B. Slaughter          Director               February 28, 1994
- -------------------------------------
          John B. Slaughter

        /s/ Hicks B. Waldron           Director               February 28, 1994
- -------------------------------------
          Hicks B. Waldron

           /s/ Henry Wendt             Director               February 28, 1994
- -------------------------------------
             Henry Wendt

        /s/ Allan L. Comstock          Vice President and     February 28, 1994
- -------------------------------------   Controller
     Allan L. Comstock Principal
         accounting officer

                                                                      SCHEDULE V

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                            (IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       (COLUMN A)        (COLUMN B) (COLUMN C) (COLUMN D)   (COLUMN E)   (COLUMN F)
- -----------------------------------------------------------------------------------
                                                              OTHER
                         BALANCE AT                          CHANGES     BALANCE AT
                         BEGINNING  ADDITIONS  RETIREMENTS     ADD        CLOSE OF
     CLASSIFICATION      OF PERIOD   AT COST    OR SALES     (DEDUCT)      PERIOD
- -----------------------------------------------------------------------------------
YEAR 1993
Resources:
 Oil and gas
  Alaska................  $ 7,158     $  416     $   27       $(162)(b)   $ 7,385
  Other.................   12,385        967      1,354(a)     (283)(b)    11,715
 Coal...................    1,324         94         73         (49)        1,296
Products:
 Refining and marketing.    3,600        345        294          (4)        3,647
 Transportation
  TAPS..................    2,131          9          2          (2)        2,136
  Other.................    1,415         50         13          --         1,452
 Intermediate chemicals
  and specialty
  products..............    3,165        181         20         (69)        3,257
Other...................      620          8         15          (7)          606
                          -------     ------     ------       -----       -------
    Total...............  $31,798     $2,070     $1,798       $(576)      $31,494
                          =======     ======     ======       =====       =======
YEAR 1992
Resources:
 Oil and gas
  Alaska................  $ 7,083     $  294     $  164       $ (55)      $ 7,158
  Other.................   13,622        955      1,633(a)     (559)(c)    12,385
 Coal...................    1,129        308         33         (80)        1,324
Products:
 Refining and marketing.    3,320        315         41           6         3,600
 Transportation
  TAPS..................    2,119         16         --          (4)        2,131
  Other.................    1,360         78         25           2         1,415
 Intermediate chemicals
  and specialty
  products..............    2,968        295         32         (66)        3,165
Other...................      672         17         66          (3)          620
                          -------     ------     ------       -----       -------
    Total...............  $32,273     $2,278     $1,994       $(759)      $31,798
                          =======     ======     ======       =====       =======

                                              (See footnotes on following page.)

           ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                           (IN MILLIONS OF DOLLARS)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

       (COLUMN A)        (COLUMN B) (COLUMN C) (COLUMN D)  (COLUMN E)   (COLUMN F)
- ----------------------------------------------------------------------------------
                                                             OTHER
                         BALANCE AT                         CHANGES     BALANCE AT
                         BEGINNING  ADDITIONS  RETIREMENTS    ADD        CLOSE OF
     CLASSIFICATION      OF PERIOD   AT COST    OR SALES    (DEDUCT)      PERIOD
- ----------------------------------------------------------------------------------
YEAR 1991
Resources:
 Oil and gas
  Alaska................  $ 6,801     $  343      $ 36       $ (25)      $ 7,083
  Other.................   13,376      1,547       700(a)     (601)(d)    13,622
 Coal...................      876        305        24         (28)        1,129
Products:
 Refining and marketing.    2,915        448        48           5         3,320
 Transportation
  TAPS..................    2,100         33        11          (3)        2,119
  Other.................    1,298         91        28          (1)        1,360
 Intermediate chemicals
  and specialty
  products..............    2,467        435        42         108(e)      2,968
Other...................      331         37        20         324(f)        672
                          -------     ------      ----       -----       -------
    Total...............  $30,164     $3,239      $909       $(221)      $32,273
                          =======     ======      ====       =====       =======

- --------
(a) Primarily the sale of various oil and gas properties.

(b) Primarily dry hole costs charged to income.

(c) Primarily an equity translation adjustment at December 31, 1992 and dry hole costs charged to income.

(d) Primarily the reclassification of assets associated with the ARCO exploration and production technology division and dry hole costs charged to income.

(e) Primarily the Union Carbide Chemicals and Plastics Company, Inc. assets transferred from deferred charges upon finalization of purchase.

(f) Primarily the reclassification of assets associated with the ARCO exploration and production technology division.

  The methods used in computing the annual provision for depreciation, depletion and amortization of property, plant and equipment are presented in
Note 1 of Notes to Consolidated Financial Statements herein.

                                                                     SCHEDULE VI

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                            (IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       (COLUMN A)        (COLUMN B) (COLUMN C)  (COLUMN D)  (COLUMN E)  (COLUMN F)
- ----------------------------------------------------------------------------------
                                    ADDITIONS
                                     CHARGED   RETIREMENTS,   OTHER
                         BALANCE AT TO PROFIT    RENEWALS    CHANGES    BALANCE AT
                         BEGINNING   AND LOSS      AND         ADD       CLOSE OF
     CLASSIFICATION      OF PERIOD  OR INCOME  REPLACEMENTS  (DEDUCT)     PERIOD
- ----------------------------------------------------------------------------------
YEAR 1993
Resources:
 Oil and gas
  Alaska................  $ 3,725     $  344      $   26      $   --     $ 4,043
  Other.................    6,899        724       1,078(a)      436(b)    6,981
 Coal...................      290         54          62          15         297
Products:
 Refining and marketing.    1,256        200         144          (1)      1,311
 Transportation
  TAPS..................      958         64           2           1       1,021
  Other.................      554         37          10          (1)        580
 Intermediate chemicals
  and specialty
  products..............      935        188          17         (22)      1,084
Other...................      265         41          13          18         311
                          -------     ------      ------      ------     -------
   Total................  $14,882     $1,652      $1,352      $  446     $15,628
                          =======     ======      ======      ======     =======
YEAR 1992
Resources:
 Oil and gas
  Alaska................  $ 3,511     $  359      $  145      $   --     $ 3,725
  Other.................    7,283        848       1,165(a)      (67)      6,899
 Coal...................      288         47          21         (24)        290
Products:
 Refining and marketing.    1,116        177          37          --       1,256
 Transportation
  TAPS..................      898         60          --          --         958
  Other.................      538         34          18          --         554
 Intermediate chemicals
  and specialty
  products..............      802        164          11         (20)        935
Other...................      285         47          66          (1)        265
                          -------     ------      ------      ------     -------
   Total................  $14,721     $1,736      $1,463      $(112)     $14,882
                          =======     ======      ======      ======     =======

                                              (See footnotes on following page.)

           ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                           (IN MILLIONS OF DOLLARS)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

       (COLUMN A)        (COLUMN B) (COLUMN C)  (COLUMN D)  (COLUMN E)   (COLUMN F)
- -----------------------------------------------------------------------------------
                                    ADDITIONS
                                     CHARGED   RETIREMENTS,   OTHER
                         BALANCE AT TO PROFIT    RENEWALS    CHANGES     BALANCE AT
                         BEGINNING   AND LOSS      AND         ADD        CLOSE OF
     CLASSIFICATION      OF PERIOD  OR INCOME  REPLACEMENTS  (DEDUCT)      PERIOD
- -----------------------------------------------------------------------------------
YEAR 1991
Resources:
 Oil and gas
  Alaska................  $ 3,199     $  346       $ 34       $  --       $ 3,511
  Other.................    7,156        906        610(a)     (169)(c)     7,283
 Coal...................      221         37          8          38           288
Products:
 Refining and marketing.      997        160         46           5         1,116
 Transportation
  TAPS..................      849         61         12          --           898
  Other.................      527         33         23           1           538
 Intermediate chemicals
  and specialty
  products..............      699        134         31          --           802
Other...................      116         24         21         166(c)        285
                          -------     ------       ----       -----       -------
   Total................  $13,764     $1,701       $785       $  41       $14,721
                          =======     ======       ====       =====       =======

- --------
(a) Primarily the sale of various oil and gas properties.

(b) Primarily the writedown of various oil and gas properties and the Company's office building and parking structure in Dallas, Texas.

(c) Primarily the reclassification of assets associated with the ARCO exploration and production technology division.

                                                                   SCHEDULE VIII

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                            (IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         (COLUMN A)          (COLUMN B)    (COLUMN C)    (COLUMN D) (COLUMN E)
- ------------------------------------------------------------------------------
                                           ADDITIONS
                                        ----------------
                             BALANCE AT CHARGED CHARGED  DEDUCTIONS BALANCE AT
                             BEGINNING    TO    TO OTHER    FROM     CLOSE OF
        DESCRIPTION          OF PERIOD  INCOME  ACCOUNTS  RESERVES    PERIOD
- ------------------------------------------------------------------------------
YEAR 1993
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 15     $  2     $--       $  3(a)    $ 14
                                ----     ----     ---       ----       ----
  Affiliated companies
   accounted for on the
   equity method............    $  8     $ --     $--       $ --       $  8
                                ----     ----     ---       ----       ----
  Other investments and
   long-term receivables....    $ 43     $  7     $--       $ --       $ 50
                                ----     ----     ---       ----       ----
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........    $716     $136     $--       $ 64       $788
                                ----     ----     ---       ----       ----
  Reduction in force........    $ 97     $ 57     $--       $ 63       $ 91
                                ----     ----     ---       ----       ----
  Insurance ................    $196     $ 35     $--       $ 46       $185
                                ----     ----     ---       ----       ----
  Environmental remediation.    $682     $172     $--       $206       $648
                                ----     ----     ---       ----       ----
  Other.....................    $308     $109     $--       $ 91       $326
                                ----     ----     ---       ----       ----
YEAR 1992
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 17     $ --     $--       $  2(a)    $ 15
                                ----     ----     ---       ----       ----
  Affiliated companies
   accounted for on the
   equity method............    $  8     $ --     $--       $ --       $  8
                                ----     ----     ---       ----       ----
  Other investments and
   long-term receivables....    $ 51     $ --     $--       $  8       $ 43
                                ----     ----     ---       ----       ----
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........    $692     $ 98     $--       $ 74       $716
                                ----     ----     ---       ----       ----
  Reduction in force........    $150     $ 26     $--       $ 79       $ 97
                                ----     ----     ---       ----       ----
  Insurance ................    $219     $ 20     $--       $ 43       $196
                                ----     ----     ---       ----       ----
  Environmental remediation.    $729     $160     $--       $207       $682
                                ----     ----     ---       ----       ----
  Other.....................    $261     $104     $19       $ 76       $308
                                ----     ----     ---       ----       ----

                                              (See footnotes on following page.)

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                            (IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         (COLUMN A)          (COLUMN B)    (COLUMN C)    (COLUMN D) (COLUMN E)
- ------------------------------------------------------------------------------
                                           ADDITIONS
                                        ----------------
                             BALANCE AT CHARGED CHARGED  DEDUCTIONS BALANCE AT
                             BEGINNING    TO    TO OTHER    FROM     CLOSE OF
        DESCRIPTION          OF PERIOD  INCOME  ACCOUNTS  RESERVES    PERIOD
- ------------------------------------------------------------------------------
YEAR 1991
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 12     $  6     $--       $  1(a)    $ 17
                                ----     ----     ---       ----       ----
  Affiliated companies
   accounted for on the
   equity method............    $  8     $ --     $--       $ --       $  8
                                ----     ----     ---       ----       ----
  Other investments and
   long-term receivables....    $ 47     $ --     $ 4       $ --       $ 51
                                ----     ----     ---       ----       ----
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........    $650     $ 86     $--       $ 44       $692
                                ----     ----     ---       ----       ----
  Reduction in force........    $ --     $288     $--       $138(b)    $150
                                ----     ----     ---       ----       ----
  Insurance ................    $208     $ 56     $--       $ 45       $219
                                ----     ----     ---       ----       ----
  Environmental remediation.    $737     $153     $--       $161       $729
                                ----     ----     ---       ----       ----
  Other.....................    $230     $ 45     $17       $ 31       $261
                                ----     ----     ---       ----       ----

- --------
(a) Write-off for uncollectible accounts, net of recoveries.

(b) Primarily a reclassification of pension liability.

                                                                    SCHEDULE IX

           ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                      SCHEDULE IX--SHORT-TERM BORROWINGS

                             (DOLLARS IN MILLIONS)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

       (COLUMN A)         (COLUMN B) (COLUMN C) (COLUMN D)  (COLUMN E)   (COLUMN F)
- -------------------------------------------------------------------------------------
                                                  MAXIMUM     AVERAGE     WEIGHTED
      CATEGORY OF                     WEIGHTED    AMOUNT      AMOUNT       AVERAGE
       AGGREGATE           BALANCE    AVERAGE   OUTSTANDING OUTSTANDING   INTEREST
       SHORT-TERM           AT END    INTEREST  DURING THE  DURING THE   RATE DURING
       BORROWINGS         OF PERIOD     RATE      PERIOD     PERIOD(a)  THE PERIOD(b)
- -------------------------------------------------------------------------------------
YEAR 1993
Notes payable, including
 commercial paper.......    $1,510      4.3       $1,779      $1,659         4.1
YEAR 1992
Notes payable, including
 commercial paper.......    $1,494      5.0       $1,837      $1,451         5.4
YEAR 1991
Notes payable, including
 commercial paper.......    $1,807      6.5       $1,807      $1,399         7.3

- --------
(a) The average amount outstanding equals the sum of the amounts outstanding at each month-end divided by twelve.

(b) The weighted average interest rate equals the sum of each outstanding amount times its rate for each day in the period, divided by the total number of days in the period times the average amount outstanding during the period.