Form 10-Q
period 1994-03-31
ATLANTIC RICHFIELD CO /DE
filed 1994-05-06
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended March 31, 1994
Commission file number 1-1196
                             ________________

                        ATLANTIC RICHFIELD COMPANY
          (Exact name of registrant as specified in its charter)
                             _________________

                 Delaware                              23-0371610
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

          515 South Flower Street
          Los Angeles, California                         90071
   (Address of principal executive offices)             (Zip code)
                            __________________

                              (213) 486-3511
           (Registrant's telephone number, including area code)
                            __________________

                              Not Applicable
              (Former name, former address and former fiscal
                    year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X   No
                                   ---     ---

     Number of shares of Common Stock, $2.50 par value, outstanding as of March 31, 1994: 160,300,589.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                                     Three Months Ended
                                                          March 31,
(Millions of dollars except per share amounts)         1994       1993
                                                       ----       ----
Revenues
  Sales and other operating revenues,
   including excise taxes . . . . . . . . . . . . .   $3,800     $4,507
  Income from equity investments. . . . . . . . . .       17         15
  Interest. . . . . . . . . . . . . . . . . . . . .       45         42
  Other revenues. . . . . . . . . . . . . . . . . .       63        104
                                                       -----      -----
                                                       3,925      4,668
                                                       -----      -----
Expenses
  Trade purchases . . . . . . . . . . . . . . . . .    1,267      1,744
  Operating expenses. . . . . . . . . . . . . . . .      755        747
  Exploration expenses (including undeveloped
    leasehold amortization) . . . . . . . . . . . .      104        136
  Selling, general and administrative expenses. . .      395        424
  Taxes other than excise and income taxes. . . . .      184        306
  Excise taxes. . . . . . . . . . . . . . . . . . .      360        290
  Depreciation, depletion and amortization. . . . .      421        399
  Interest. . . . . . . . . . . . . . . . . . . . .      184        180
                                                       -----      -----
                                                       3,670      4,226
                                                       -----      -----

Income before income taxes and minority interest. .      255        442
Provision for taxes on income . . . . . . . . . . .       97        173
Minority interest in earnings of subsidiaries . . .        9          9
                                                       -----      -----
Net Income. . . . . . . . . . . . . . . . . . . . .   $  149     $  260
                                                       =====      =====
Earned per Share. . . . . . . . . . . . . . . . . .   $  .92     $ 1.60
                                                       =====      =====
Cash Dividends Paid per Share of Common Stock . . .   $1.375     $1.375
                                                       =====      =====

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                   March 31,     December 31,
                                                     1994            1993
                                                     ----            ----
                                                     (Millions of dollars)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $ 1,027         $ 1,458
  Short-term investments. . . . . . . . . . . . .    2,605           2,289
  Accounts receivable . . . . . . . . . . . . . .    1,268           1,333
  Inventories . . . . . . . . . . . . . . . . . .      900             914
  Prepaid expenses and other current assets . . .      345             237
                                                    ------          ------
  Total current assets. . . . . . . . . . . . . .    6,145           6,231
                                                    ------          ------
Investments and long-term receivables:
  Investments accounted for on the equity method.      270             266
  Other investments and long-term receivables . .      224             221
                                                    ------          ------
                                                       494             487
                                                    ------          ------
Fixed assets:
  Property, plant and equipment . . . . . . . . .   31,821          31,494
  Less accumulated depreciation, depletion
   and amortization . . . . . . . . . . . . . . .   16,002          15,628
                                                    ------          ------
                                                    15,819          15,866
                                                    ------          ------
Deferred charges and other assets . . . . . . . .    1,360           1,310
                                                    ------          ------
Total assets. . . . . . . . . . . . . . . . . . .  $23,818         $23,894
                                                    ======          ======

     The accompanying notes are an integral part of these statements.

                                    -2-

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                    March 31,    December 31,
                                                      1994          1993
                                                      ----          ----
                                                     (Millions of dollars)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .   $ 1,729        $ 1,510
  Accounts payable. . . . . . . . . . . . . . . .       861          1,091
  Taxes payable, including excise taxes . . . . .       388            272
  Long-term debt due within one year. . . . . . .       159            165
  Accrued interest. . . . . . . . . . . . . . . .       147            190
  Other . . . . . . . . . . . . . . . . . . . . .     1,006          1,107
                                                     ------         ------
  Total current liabilities . . . . . . . . . . .     4,290          4,335
                                                     ------         ------
Long-term debt. . . . . . . . . . . . . . . . . .     7,008          7,089
Deferred income taxes . . . . . . . . . . . . . .     2,779          2,779
Other deferred liabilities and credits. . . . . .     3,252          3,177
Minority interest . . . . . . . . . . . . . . . .       386            387
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . .         1              1
  Common stock. . . . . . . . . . . . . . . . . .       402            402
  Capital in excess of par value of stock . . . .       656            661
  Retained earnings . . . . . . . . . . . . . . .     5,236          5,308
  Pension liability adjustment. . . . . . . . . .       (29)           (29)
  Treasury stock, at cost . . . . . . . . . . . .       (47)           (83)
  Foreign currency translation. . . . . . . . . .      (116)          (133)
                                                     ------         ------
  Total stockholders' equity. . . . . . . . . . .     6,103          6,127
                                                     ------         ------
Total liabilities and stockholders' equity. . . .   $23,818        $23,894
                                                     ======         ======

     The accompanying notes are an integral part of these statements.

                                    -3-

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
                                                              March 31,
                                                          1994        1993
                                                          ----        ----
                                                        (Millions of dollars)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . .   $  149      $  260
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . .      421         399
  Dry hole expense and undeveloped leasehold
    amortization . . . . . . . . . . . . . . . . . . .       50          81
  Net gain on asset sales. . . . . . . . . . . . . . .       --         (31)
  Income from equity investments . . . . . . . . . . .      (17)        (15)
  Dividends from equity investments. . . . . . . . . .       14          24
  Noncash provisions greater (less) than cash payments      (13)         18
  Deferred income taxes. . . . . . . . . . . . . . . .       (9)          5
  Net change in accounts receivable, inventories
   and accounts payable. . . . . . . . . . . . . . . .     (188)        (59)
  Net change in other working capital accounts . . . .     (104)         60
  Other. . . . . . . . . . . . . . . . . . . . . . . .      (28)         (9)
                                                          -----       -----
    Net cash provided by operating activities. . . . .      275         733
                                                          -----       -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs)     (392)       (481)
  Net cash used by short-term investments. . . . . . .     (316)        (30)
  Proceeds from asset sales. . . . . . . . . . . . . .        9         103
  Payments received on notes from sale of assets . . .       37          --
  Other. . . . . . . . . . . . . . . . . . . . . . . .       28         (10)
                                                          -----       -----
    Net cash used by investing activities. . . . . . .     (634)       (418)
                                                          -----       -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . .      (97)       (620)
  Proceeds from issuance of long-term debt . . . . . .       --           5
  Net cash provided by notes payable . . . . . . . . .      219         185
  Dividends paid . . . . . . . . . . . . . . . . . . .     (221)       (220)
  Treasury stock contributed to benefit plans. . . . .       29           9
  Other. . . . . . . . . . . . . . . . . . . . . . . .       (7)         (8)
                                                          -----       -----
    Net cash used by financing activities. . . . . . .      (77)       (649)
                                                          -----       -----
Effect of exchange rate changes on cash. . . . . . . .        5         (15)
                                                          -----       -----
Net decrease in cash and cash equivalents. . . . . . .     (431)       (349)

Cash and cash equivalents at beginning of period . . .    1,458       1,414
                                                          -----       -----

Cash and cash equivalents at end of period . . . . . .   $1,027      $1,065
                                                          =====       =====

     The accompanying notes are an integral part of these statements.

                                    -4-

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE A.  Inventories.

      Inventories at March 31, 1994 and December 31, 1993 comprised the following:

                                                     March 31,    December 31,
                                                       1994           1993
                                                       ----           ----
                                                      (Millions of dollars)
  Crude oil and petroleum products. . . . . . . . . $    275        $    266
  Chemical products . . . . . . . . . . . . . . . .      346             373
  Other products. . . . . . . . . . . . . . . . . .       37              32
  Materials and supplies. . . . . . . . . . . . . .      242             243
                                                     -------         -------
     Total. . . . . . . . . . . . . . . . . . . . . $    900        $    914
                                                     =======         =======

NOTE B.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                     March 31,    December 31,
                                                       1994          1993
                                                       ----          ----
                                                      (Thousands of dollars)
  $3.00 Cumulative convertible preference stock,
    par $1 . . . . . . . . . . . . . . . . . . . .  $     80        $     81
  $2.80 Cumulative convertible preference stock,
    par $1 . . . . . . . . . . . . . . . . . . . .       842             854
  Common stock, par $2.50  . . . . . . . . . . . .   401,865         401,865
                                                     -------         -------
     Total . . . . . . . . . . . . . . . . . . . .  $402,787        $402,800
                                                     =======         =======


NOTE C.  Capitalization of Interest.

    Interest expense excludes capitalized interest of $7 million and $21 million for the three-month periods ended March 31, 1994 and 1993, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE D.  Income Taxes.

     Provision for taxes on income:

                                                  Three Months Ended
                                                        March 31,
                                                   1994         1993
                                                   ----         ----
                                                 (Millions of dollars)
Federal:
  Current . . . . . . . . . . . . . . . . . . .   $  71        $ 127
  Deferred. . . . . . . . . . . . . . . . . . .     (15)         (12)
                                                   ----         ----
                                                     56          115
                                                   ----         ----
Foreign:
  Current . . . . . . . . . . . . . . . . . . .      25           18
  Deferred. . . . . . . . . . . . . . . . . . .       6           17
                                                   ----         ----
                                                     31           35
                                                   ----         ----
State:
  Current . . . . . . . . . . . . . . . . . . .      10           23
  Deferred. . . . . . . . . . . . . . . . . . .      --           --
                                                   ----         ----
                                                     10           23
                                                   ----         ----
     Total. . . . . . . . . . . . . . . . . . .   $  97        $ 173
                                                   ====         ====

Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                Three Months Ended
                                                     March 31,
                                             1994                1993
                                             ----                ----
                                                 Percent             Percent
                                                   of                  of
                                                 Pretax              Pretax
                                        Amount   Income     Amount   Income
                                        ------   ------     ------   ------
                                               (Millions of dollars)
Income before income taxes and
  minority interest . . . . . . . . .   $ 255     100.0     $ 442     100.0
                                         ====     =====      ====     =====

Tax at federal statutory rate . . . .   $  89      35.0     $ 150      34.0
Increase (reduction) in taxes
  resulting from:
  Dividend exclusion. . . . . . . . .      (2)      (.8)       (1)      (.2)
  Taxes on foreign income in excess
    of statutory rate . . . . . . . .      25       9.8        19       4.3
  State income taxes (net of federal
    effect) . . . . . . . . . . . . .       7       2.7        15       3.4
  Tax credits . . . . . . . . . . . .     (13)     (5.1)       (8)     (1.8)
  Other . . . . . . . . . . . . . . .      (9)     (3.6)       (2)      (.6)
                                         ----     -----      ----      ----
Provision for taxes on income . . . .   $  97      38.0     $ 173      39.1
                                         ====     =====      ====      ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE E.  Earned Per Share.

      Earned per share is based on the average number of common shares outstanding during each period, including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities.

      The information necessary for the calculation of earned per share is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                          1994        1993
                                                          ----        ----
                                                         (Millions of shares)
  Average number of common shares outstanding. . . . . .  160.1       159.0
  Common stock equivalents . . . . . . . . . . . . . . .    2.8         3.2
                                                          -----       -----
    Total. . . . . . . . . . . . . . . . . . . . . . . .  162.9       162.2
                                                          =====       =====

NOTE F.  Supplemental Income Statement Information.

     Taxes other than excise and income taxes comprised the following:

                                                          Three Months Ended
                                                               March 31,
                                                          1994        1993
                                                          ----        ----
                                                         (Millions of dollars)

  Production/severance. . . . . . . . . . . . . . . . .   $ 66        $ 91
  Property. . . . . . . . . . . . . . . . . . . . . . .     50          52
  Value added . . . . . . . . . . . . . . . . . . . . .     --          79
  Other . . . . . . . . . . . . . . . . . . . . . . . .     68          84
                                                           ---         ---
    Total . . . . . . . . . . . . . . . . . . . . . . .   $184        $306
                                                           ===         ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE G.  Supplemental Cash Flow Information.

      Following is supplemental cash flow information for the three months ended March 31, 1994 and 1993:

                                                        Three Months Ended
                                                             March 31,
                                                         1994       1993
                                                         ----       ----
                                                       (Millions of dollars)
  Gross maturities of short-term investments . . . . .  $ 2,421    $ 1,362
  Gross purchases of short-term investments. . . . . .   (2,737)    (1,392)
                                                         ------     ------
  Net cash used by short-term investments. . . . . . .  $  (316)   $   (30)
                                                         ======     ======

  Gross proceeds from issuance of notes payable. . . .  $ 2,491    $ 2,546
  Gross repayments of notes payable. . . . . . . . . .   (2,272)    (2,361)
                                                         ------     ------
  Net cash provided by notes payable . . . . . . . . .  $   219    $   185
                                                         ======     ======

  Gross noncash provisions charged to income . . . . .  $   111    $   101
  Cash payments of previously accrued items. . . . . .     (124)       (83)
                                                         ------     ------
  Noncash provisions greater (less) than cash payments  $   (13)   $    18
                                                         ======     ======

      Interest paid during the three-month periods ended March 31, 1994 and 1993 was $227 million and $243 million, respectively.

      Income taxes paid during the three-month periods ended March 31, 1994 and 1993 were $37 million and $47 million, respectively.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE H.  Summarized Financial Information.

      Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company of which Atlantic Richfield owned a 49.9 percent interest at March 31, 1994, was as follows:

                                                    Three Months Ended
                                                         March 31,
                                                    1994          1993
                                                    ----          ----
                                                   (Millions of dollars)
  Revenues (including sales to ARCO and
    ARCO Chemical Company). . . . . . . . . . .     $ 824        $1,065
    Sales to ARCO and ARCO Chemical Company . .        69            69
  Operating income. . . . . . . . . . . . . . .        54             7
  Income (loss) before cumulative effect of
    changes in accounting principles. . . . . .        22            (8)
  Net income. . . . . . . . . . . . . . . . . .        22            14
          _____________________________

  ARCO's equity in net income of Lyondell . . .      $ 11        $    7
  Cash dividends received from Lyondell . . . .         9            18

                         ________________________

                                                   March 31,   December 31,
                                                     1994          1993
                                                     ----          ----
                                                    (Millions of dollars)
  Current assets. . . . . . . . . . . . . . . . .    $ 544        $ 523
  Noncurrent assets . . . . . . . . . . . . . . .      726          708
  Current liabilities . . . . . . . . . . . . . .      315          299
  Long-term debt. . . . . . . . . . . . . . . . .      717          717
  Other liabilities . . . . . . . . . . . . . . .      185          179
  Minority interest . . . . . . . . . . . . . . .      137          124
  Stockholders' deficit . . . . . . . . . . . . .      (84)         (88)


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE I.  Other Commitments and Contingencies.

      ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

      At March 31, 1994 and December 31, 1993, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $75 million and $111 million, respectively, of which approximately $41 million were indemnified at December 31, 1993. None of the contingent liabilities were indemnified at March 31, 1994.

     Following the March 1989 EXXON VALDEZ oil spill, Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies were the subject of numerous lawsuits by the State of Alaska, the United States and private plaintiffs. ARCO Transportation Alaska, Inc. (ATA) owns approximately 21 percent of Alyeska. In July 1993, it was announced that Alyeska and its owner companies had agreed to pay $98 million in settlement of all but a handful of the lawsuits by private plaintiffs, of which $20.9 million was ATA's share. In October 1993, the settlement was tentatively approved; however, there remain certain issues concerning claims asserted by Exxon Shipping against Alyeska and its owner companies that must be resolved before the settlement becomes final.

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

     ARCO is also the subject of or party to a number of pending or threatened legal actions. Although any ultimate liability arising from any of these suits, or from any of the proceedings described above, if aggregated and assumed to occur in a single fiscal period, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO's consolidated financial statements.

     ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. ARCO is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, and sites associated with discontinued operations. ARCO may in the future be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The amount of such future costs will depend on such factors as the unknown nature and extent of contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties.

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At March 31, 1994, the reserve balance is $637 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

     Approximately half of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana and Utah. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 15 percent of the total reserve. Substantially all amounts accrued in the reserve are expected to be paid out over the next five to six years.

     Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various insurance companies and other third parties. None of these claims has been resolved. Due to the uncertainty as to ultimate recovery from these parties, ARCO has neither recorded any asset nor reduced any liability in anticipation of such recovery.

     Environmental loss contingencies also include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO. Although these contingencies could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal year, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO's consolidated financial statements.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 1994 vs. First Quarter 1993

     Net income for the first quarter of 1994 was $149 million, or $0.92 per share, compared to $260 million, or $1.60 per share for the first quarter of 1993.

     The earnings decline in the first quarter 1994, compared to the first quarter 1993, primarily reflected lower crude oil prices partially offset by higher overseas natural gas volumes and domestic natural gas prices.

     Sales and other operating revenues were $3,800 million in the first quarter of 1994, compared to $4,507 million in the first quarter of 1993. The decrease in 1994 revenues resulted primarily from the sale of ARCO's Brazilian marketing operations in December 1993 and lower crude oil and refined products prices, partially offset by increased natural gas marketing activity and higher chemical products volumes, as well as higher domestic natural gas prices and overseas natural gas volumes.

     Other revenues were $63 million in the 1994 first quarter, compared to $104 million in the 1993 first quarter. The decline primarily reflected the absence of gains from sales of Lower 48 oil and gas properties in the first quarter of 1993.

     Trade purchases decreased to $1,267 million in the first quarter of 1994, compared to $1,744 million in the first quarter of 1993. Trade purchases were lower in 1994 primarily as a result of the sale of ARCO's Brazilian marketing operations, lower crude oil prices, and lower trade purchases of refined and chemical products, partially offset by higher purchases of natural gas associated with gas marketing activities.

     Selling, general and administrative expenses decreased to $395 million in the first quarter of 1994, compared to $424 million in the same period last year. This primarily reflected the absence of selling expenses associated with the Brazilian marketing operations of ARCO Products Company.

     Taxes other than excise and income taxes decreased to $184 million in the first quarter of 1994, compared to $306 million in the first quarter of 1993. The decline primarily reflected the absence of value added taxes associated with the Brazilian marketing operations and lower production taxes. The lower production taxes primarily reflected lower crude oil prices.

     Excise taxes increased to $360 million in the first quarter of 1994, compared to $290 million in the same period last year. This change primarily resulted from the fourth quarter 1993 increase in the federal excise tax rate.

     After-tax earnings for oil and gas operations were $82 million in the first quarter of 1994, compared to $177 million in the first quarter of 1993. Higher domestic natural gas prices and foreign natural gas volumes and lower operating and exploration costs were more than offset by the decline in crude oil prices and reduced domestic crude oil and natural gas volumes.

     Worldwide exploration expenses were $104 million before tax for the first quarter of 1994, compared to $136 million in the same period in 1993. The decline was primarily the result of lower domestic dry hole expense.

     ARCO's average domestic crude oil price was $7.83 per barrel in the first quarter of 1994, compared to $12.31 per barrel in the first quarter of 1993. ARCO's average domestic natural gas price was $2.09 per thousand cubic feet in the first quarter of 1994, compared to $1.71 per thousand cubic feet in the same period last year.

     ARCO's worldwide production of crude oil and natural gas liquids averaged 694,200 barrels per day during the first quarter of 1994 versus 709,800 barrels per day during the same period last year. Increased production from ARCO's Alaskan fields as a result of the October 1993 startup of the Point McIntyre field and the impact of the first phase of a second gas handling expansion at Prudhoe Bay was more than offset by reduced production from Indonesian operations and natural field declines in the Prudhoe Bay and Kuparuk River fields.

     Domestic natural gas production was 915 million cubic feet per day in the first quarter of 1994, compared to 989 million cubic feet per day in the first quarter of 1993. The decrease resulted from the sale of producing properties in 1993 and Lower 48 natural field declines.

     Foreign natural gas production was 567 million cubic feet per day, up from 368 million cubic feet per day last year. The increased overseas volumes reflected new production from the Orwell and Murdoch gas fields in the United Kingdom North Sea and from the Pagerungan and Offshore Northwest Java Sea fields in Indonesia.

     After-tax earnings from coal operations were $19 million in the first quarter of 1994, as compared to $25 million in the same period last year.
The reduced earnings resulted from lower average prices for both U.S. and Australian operations, partially offset by increased volumes from U.S. mines.

     First quarter 1994 after-tax earnings from refining and marketing operations were $95 million, compared to $93 million in the first quarter of 1993. The results for the two quarters were relatively flat, reflecting comparable margins.

     Transportation operations contributed after-tax earnings of $45 million in the first quarter of 1994, compared to $53 million in the same period last year. The 1994 results included net after-tax expenses of $9 million as a result of the January 17 earthquake in Southern California.

     The intermediate chemicals and specialty products segment, reflecting ARCO's 83.3 percent interest in ARCO Chemical Company, had after-tax earnings of $48 million in the first quarter of 1994, compared to $59 million in the first quarter of 1993. Lower methyl tertiary butyl ether volumes and margins, lower propylene oxide (PO) derivative margins and an increase in plant maintenance expense associated with a planned turnaround at a plant in France more than offset higher styrene monomer sales volumes and margins and higher sales volumes of PO and derivatives.

     ARCO earned $11 million from its 49.9 percent equity interest in Lyondell Petrochemical Company (Lyondell) in the first quarter of 1994. This compared to $7 million in the first quarter of 1993, which included a net benefit of $9 million to ARCO as a result of Lyondell's changing its method of accounting for facility turnarounds. Lyondell's operating results improved in the 1994 first quarter as a result of higher petrochemical and refining margins and higher petrochemical volumes.

     Cash flows from operating activities totaled $275 million in the first quarter of 1994. The net cash used in investing activities in the first quarter 1994 was $634 million and included expenditures for additions to fixed assets of $392 million and an increase in short-term investments of $316 million.

     The net cash used in financing activities in the first quarter of 1994 was $77 million and included repayments of long-term debt of $97 million, an increase of $219 million in the Company's short-term debt position and dividend payments of $221 million.

     Cash and cash equivalents and short-term investments totaled $3.6 billion, and short-term borrowings were $1.7 billion at the end of the first quarter of 1994.

     It is expected that future cash requirements for capital expenditures, dividends, debt repayments, and any treasury stock purchases will come from cash generated from operating activities, existing cash balances, any asset sales and future financings.

     On May 5, 1994, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 (No. 33-53481) for up to 39,921,400 Exchangeable Notes. Based on Lyondell's May 4, 1994 closing stock price of $25 1/4, the principal amount of the Notes offered would be $1,008 million.

     At maturity, expected to be in three years from the date of issuance, holders of the Notes will receive in exchange for the principal amount of the Notes, shares of Lyondell common stock, or at ARCO's option, cash with an equal value. The number of shares or the amount of such cash will be determined using a formula based on the price of Lyondell common stock at the maturity of the Notes.

                   _____________________________________


     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform to classifications adopted in 1994. In the opinion of the Company, the financial information reflects all adjustments consisting only of normal recurring adjustments, necessary to a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     1. Reference is made to the disclosure on page 17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (hereinafter, the "1993 Form 10-K Report") regarding the Montana v. ARCO matter. On December 8, 1993 and March 24, 1994, the State estimated the sum of its restoration and compensable damages, exclusive of interest, as ranging from $300 million to over $1 billion. ARCO has challenged the State's estimates as grossly exaggerated.

     2. Reference is made to the disclosure on page 18 of the Company's 1993 Form 10-K Report regarding the Hanford litigation and a new action entitled Durfey v. E.I. duPont de Nemours and Company. Defendants removed this complaint to the United States District Court for the Eastern District of Washington. Plaintiffs filed a motion for remand. On March 31, 1994, the Court denied the motion for remand, and ordered the Durfey case consolidated with the other actions.

     3. Reference is made to the disclosure on page 19 of the Company's 1993 Form 10-K Report regarding the Exxon Valdez oil spill. On December 8, 1993, the United States District Court in Alaska issued various orders generally resolving the issues raised by Exxon Shipping concerning the settlement in favor of Alyeska and its owner companies. Exxon Shipping is appealing these orders.

     4. ARCO received a Notice of Violation from the United States Environmental Protection Agency, Region VIII, alleging that the Riverton Dome Gas Plant had been operated without the appropriate Clean Air Act Permits. At the time of receipt of the NOV, ARCO had sold this plant to Snyder Oil Co.; this NOV relates to the period of ARCO's ownership. EPA also issued a NOV to Snyder for operating the plant without permits; this NOV relates to the time after Snyder purchased the plant. The Department of Justice, representing EPA, has just recently informed ARCO that it is seeking a civil penalty of $570,000 from Snyder. Snyder has made a verbal request for assurances from ARCO that ARCO will, pursuant to the terms of the purchase and sale agreement, indemnify Snyder for the amount of its civil penalty. ARCO is currently reviewing the purchase and sale agreement to determine whether indemnity is due.

     5. On January 17, 1994, at about 4:30 a.m., Southern California experienced a major earthquake that caused widespread property damage and major disruptions to utilities and highways. While ARCO's Los Angeles and Long Beach headquarters buildings and Los Angeles Refinery did not suffer any discernible damage, certain of ARCO's other assets located in the region experienced varying degrees of damage. A common carrier crude oil pipeline suffered ruptures, one of which was involved in an explosion and fire of unknown origin. In addition, there was one person injured, property damage, and oil spills into the Santa Clara and Los Angeles Rivers. Each of the Los Angeles District Attorney and the State of California Attorney General have notified the Company that pursuant to various state statutes, some of which impose liability without fault, penalties and damages in excess of $100,000 may be imposed on the Company. Negotiations are currently in progress.

     6. Reference is made to the Company's 1993 Form 10-K Report for information on other legal proceeding matters reported therein.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company's annual meeting of stockholders was held on May 2, 1994. The stockholders elected all the Company's nominees for director and approved the appointment of Coopers & Lybrand as the Company's independent auditors for 1994. The votes were as follows:

    1.  Election of Directors.

                                    For                 Witheld
                                    ---                 -------
        Frank D. Boren           128,283,740           2,230,153
        John Gavin               128,002,895           2,510,998
        Kent Kresa               128,258,785           2,255,108
        James A. Middleton       128,229,164           2,284,729
        John B. Slaughter        128,234,149           2,279,744
        William E. Wade, Jr.     128,184,384           2,329,509

    2.  Approval of Appointment of Coopers & Lybrand.

              For                127,890,015
              Against              1,844,466
              Abstain                779,412

    In addition, the stockholders voted on the following proposals:

    1. A proposal to amend the Certificate of Incorporation to authorize the annual election of the Board of Directors.

              For                116,085,558
              Against              3,697,398
              Abstain              1,453,234
              Broker Non-Votes     9,277,703

    2.  A proposal to amend the Company's Annual Incentive Plan.

              For                122,870,789
              Against              5,450,406
              Abstain              2,192,698
              Broker Non-Votes           N.A.

    3.  A proposal to adopt the 1994 Special Incentive Plan.

              For                115,993,559
              Against             12,240,333
              Abstain              2,280,001
              Broker Non-Votes           N.A.

    4. Stockholders' proposal with respect to public environmental reporting.

              For                 13,383,535
              Against            101,140,534
              Abstain              6,712,121
              Broker Non-Votes     9,277,703

     5. Proponents of reporting on environmental liability did not present the proposal to the stockholders. Accordingly, no vote was recorded.

     6.  Stockholders' proposal to report on health and safety.

              For                 10,113,078
              Against            105,902,670
              Abstain              5,220,442
              Broker Non-Votes     9,277,703

    7.  Stockholders' proposal to report on equal employment opportunity.

              For                 14,900,270
              Against            101,272,200
              Abstain              5,063,720
              Broker Non-Votes     9,277,703

Item 5.  Other Information.

    On April 14, 1994, ARCO filed an amendment to its Statement on Schedule 13-D regarding its investment in Lyondell Petrochemical Company. ARCO stated that its "management is currently considering the issuance of debt securities exchangeable, at ARCO's option, into Lyondell common stock or cash; however, there can be no assurance that any such securities will be issued." On May 5, 1994, ARCO filed a registration statement on Form S-3 (No. 33-53481) relating to up to 39,921,400 Exchangeable Notes, having an expected maturity of three years from the date of issuance. Upon maturity of the Exchangeable Notes, ARCO, at its option, will repay the principal amount thereof in shares of Lyondell common stock or cash having an equivalent value, based on a formula tied to the market price of Lyondell common stock at maturity.


Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits.

        10.1 ARCO's Amendment No. 4 to Schedule 13D, relating to its holding of Lyondell Petrochemical Company common stock, filed on April 14, 1994, File No. 1-1196, and incorporated herein by reference.

        10.2 ARCO's Amendment No. 5 to Schedule 13D, relating to its holding of Lyondell Petrochemical Company common stock, filed on May 5, 1994, File No. 1-1196, and incorporated herein by reference.

   (b)  Reports on Form 8-K.

        The following Current Report on Form 8-K was filed during the quarter ended March 31, 1994 and through the date hereof.

        Date of Report              Item No.             Financial Statements
        --------------              --------             --------------------
        March 28, 1994                 5                         None

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ATLANTIC RICHFIELD COMPANY
                                                     (Registrant)


                                                   s/ALLAN L. COMSTOCK

Dated:  May 5, 1994                            ____________________________
                                                      (signature)
                                                   Allan L. Comstock
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)