Form 10-Q
period 1994-06-30
ATLANTIC RICHFIELD CO /DE
filed 1994-08-08
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                             ________________


                                 FORM 10-Q

                             ________________


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                             ________________


For the quarterly period ended June 30, 1994
Commission file number 1-1196

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X     No
                                  ---      ---

     Number of shares of Common Stock, $2.50 par value, outstanding as of June 30, 1994: 160,604,859.

                      PART I.  FINANCIAL INFORMATION


         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                         Three Months Ended   Six Months Ended
                                              June 30,             June30,
                                         ------------------   ----------------
                                           1994      1993      1994      1993
                                           ----      ----      ----      ----
(Millions of dollars except
per share amounts)
Revenues
  Sales and other operating revenues,
    including excise taxes . . . . . .   $4,174    $4,670    $7,974    $9,177
  Income from equity investments . . .       24         -        41        15
  Interest . . . . . . . . . . . . . .       56        37       101        79
  Other revenues . . . . . . . . . . .       83       193       146       297
                                          -----     -----     -----     -----
                                          4,337     4,900     8,262     9,568
                                          -----     -----     -----     -----
Expenses
  Trade purchases. . . . . . . . . . .    1,558     1,808     2,825    3,552
  Operating expenses . . . . . . . . .      823       822     1,578    1,569
  Exploration expenses (including
    undeveloped leasehold
    amortization). . . . . . . . . . .       91       148       195      284
  Selling, general and administrative
    expenses . . . . . . . . . . . . .      429       461       824      885
  Taxes other than excise and
    income taxes . . . . . . . . . . .      184       301       368      607
  Excise taxes . . . . . . . . . . . .      382       336       742      626
  Depreciation, depletion and
    amortization . . . . . . . . . . .      414       387       835      786
  Interest . . . . . . . . . . . . . .      187       176       371      356
  Unusual items. . . . . . . . . . . .      249         -       249        -
                                          -----     -----     -----    -----
                                          4,317     4,439     7,987    8,665
                                          -----     -----     -----    -----
Income before income taxes and
  minority interest                          20       461       275      903
Provision (benefit) for taxes on
  income . . . . . . . . . . . . . . .      (17)      182        80      355
Minority interest in earnings of
  subsidiaries . . . . . . . . . . . .       13         8        22       17
                                          -----     -----     -----    -----
Net Income . . . . . . . . . . . . . .   $   24    $  271    $  173   $  531
                                          =====     =====     =====    =====
Earned per Share . . . . . . . . . . .   $ 0.14    $ 1.67    $ 1.06   $ 3.27
                                          =====     =====     =====    =====
Cash Dividends Paid per Share of
  Common Stock . . . . . . . . . . . .   $1.375    $1.375    $ 2.75   $ 2.75
                                          =====     =====     =====    =====

     The accompanying notes are an integral part of these statements.

                                    -1-

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                      June 30,    December 31,
                                                        1994          1993
                                                        ----          ----
                                                      (Millions of dollars)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $ 1,009        $ 1,458
  Short-term investments. . . . . . . . . . . . .      2,192          2,289
  Accounts receivable . . . . . . . . . . . . . .      1,343          1,333
  Inventories . . . . . . . . . . . . . . . . . .        843            914
  Prepaid expenses and other current assets . . .        470            237
                                                      ------         ------
  Total current assets. . . . . . . . . . . . . .      5,857          6,231
                                                      ------         ------
Investments and long-term receivables:
  Investments accounted for on the equity
    method. . . . . . . . . . . . . . . . . . . .        277            266
  Other investments and long-term receivables . .        245            221
                                                      ------         ------
                                                         522            487
                                                      ------         ------
Fixed assets:
  Property, plant and equipment . . . . . . . . .     31,958         31,494
  Less accumulated depreciation, depletion
   and amortization . . . . . . . . . . . . . . .     16,068         15,628
                                                      ------         ------
                                                      15,890         15,866
                                                      ------         ------
Deferred charges and other assets . . . . . . . .      1,270          1,310
                                                      ------         ------
Total assets. . . . . . . . . . . . . . . . . . .    $23,539        $23,894
                                                      ======         ======

     The accompanying notes are an integral part of these statements.


                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                      June 30,   December 31,
                                                        1994         1993
                                                        ----         ----
                                                      (Millions of dollars)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . .   $ 1,433      $ 1,510
  Accounts payable. . . . . . . . . . . . . . . . .       970        1,091
  Taxes payable, including excise taxes . . . . . .       350          272
  Long-term debt due within one year. . . . . . . .       108          165
  Accrued interest. . . . . . . . . . . . . . . . .       188          190
  Other . . . . . . . . . . . . . . . . . . . . . .     1,121        1,107
                                                       ------       ------
  Total current liabilities . . . . . . . . . . . .     4,170        4,335
                                                       ------       ------
Long-term debt. . . . . . . . . . . . . . . . . . .     7,021        7,089
Deferred income taxes . . . . . . . . . . . . . . .     2,667        2,779
Other deferred liabilities and credits. . . . . . .     3,322        3,177
Minority interest . . . . . . . . . . . . . . . . .       392          387
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . . .         1            1
  Common stock. . . . . . . . . . . . . . . . . . .       402          402
  Capital in excess of par value of stock . . . . .       650          661
  Retained earnings . . . . . . . . . . . . . . . .     5,039        5,308
  Pension liability adjustment. . . . . . . . . . .       (33)         (29)
  Treasury stock, at cost . . . . . . . . . . . . .       (15)         (83)
  Foreign currency translation. . . . . . . . . . .       (77)        (133)
                                                       ------       ------
  Total stockholders' equity. . . . . . . . . . . .     5,967        6,127
                                                       ------       ------
Total liabilities and stockholders' equity. . . . .   $23,539      $23,894
                                                       ======       ======

     The accompanying notes are an integral part of these statements.


                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                           ----------------
                                                            1994      1993
                                                            ----      ----
                                                        (Millions of dollars)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . .  $  173    $  531
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . . .     835       786
  Dry hole expense and undeveloped leasehold
    amortization . . . . . . . . . . . . . . . . . . . .      96       172
  Net gain on asset sales. . . . . . . . . . . . . . . .       -      (152)
  Income from equity investments . . . . . . . . . . . .     (41)      (15)
  Dividends from equity investments. . . . . . . . . . .      29        59
  Noncash provisions greater than cash payments. . . . .     249        37
  Deferred income taxes. . . . . . . . . . . . . . . . .    (135)       (2)
  Net change in accounts receivable, inventories
   and accounts payable. . . . . . . . . . . . . . . . .    (128)     (109)
  Net change in other working capital accounts . . . . .    (261)     (166)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     (19)       40
                                                           -----     -----
    Net cash provided by operating activities. . . . . .     798     1,181
                                                           -----     -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs) .    (846)     (991)
  Net cash provided (used) by short-term investments . .      94      (202)
  Proceeds from asset sales. . . . . . . . . . . . . . .      46       286
  Payments received on notes for sales of property . . .      48         -
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      83       (72)
                                                           -----     -----
    Net cash used by investing activities. . . . . . . .    (575)     (979)
                                                           -----     -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . .    (445)     (624)
  Proceeds from issuance of long-term debt . . . . . . .     276         5
  Net cash provided (used) by notes payable. . . . . . .    (105)      276
  Dividends paid . . . . . . . . . . . . . . . . . . . .    (442)     (439)
  Treasury stock contributed to benefit plans. . . . . .      56        28
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     (19)      (13)
                                                           -----     -----
    Net cash used by financing activities. . . . . . . .    (679)     (767)
                                                           -----     -----
Effect of exchange rate changes on cash. . . . . . . . .       7       (39)
                                                           -----     -----
Net decrease in cash and cash equivalents. . . . . . . .    (449)     (604)

Cash and cash equivalents at beginning of period . . . .   1,458     1,414
                                                           -----     -----
Cash and cash equivalents at end of period . . . . . . .  $1,009    $  810
                                                           =====     =====

     The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.  Unusual Items.

      Unusual items included net charges of $249 million before tax related to a restructure and personnel reductions announced by the Company on July 18, 1994. Approximately 2,000 jobs will be eliminated in 1994 and 1995, including 750 in Alaska and reductions at corporate headquarters in Los Angeles and other operating units.

NOTE B.  Investments.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has adopted the provisions of SFAS No. 115 for investments held as of or acquired after January 1, 1994. Investments subject to this standard are required to be carried at fair value, unless they are held to maturity. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect this change in accounting principle. The effect of adopting SFAS No. 115 had no impact on income for the three-month and six-month periods ended June 30, 1994.

     As of June 30, 1994 and January 1, 1994, the Company held approximately $1.0 billion and $1.6 billion, respectively, of investments in debt securities classified as held-to-maturity. As of June 30, 1994 and January 1, 1994, the Company held approximately $1.3 billion and $1.2 billion, respectively, of investments in debt securities classified as available-for-sale. The securities were composed principally of investments in U.S. Treasury securities, corporate debt instruments, and municipal securities and were included in cash equivalents or short-term investments on the balance sheet depending on their maturities, which range from 1 day to 36 months. The securities are recorded at cost which approximated their estimated fair value.

     The Company realized losses of $6 million and $7 million respectively, on sales of available-for-sale securities during the three-month and six-month periods ended June 30, 1994. Proceeds from the sales were $0.9 billion and $3.0 billion, respectively.

NOTE C.  Inventories.

     Inventories at June 30, 1994 and December 31, 1993 comprised the following:

                                                       June 30,   December 31,
                                                         1994         1993
                                                         ----         ----
                                                        (Millions of dollars)
  Crude oil and petroleum products. . . . . . . . .    $  206       $  266
  Chemical products . . . . . . . . . . . . . . . .       368          373
  Other products. . . . . . . . . . . . . . . . . .        33           32
  Materials and supplies. . . . . . . . . . . . . .       236          243
                                                        -----        -----
     Total. . . . . . . . . . . . . . . . . . . . .    $  843       $  914
                                                        =====        =====

                                    -5-

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE D.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                       June 30,   December 31,
                                                         1994         1993
                                                         ----         ----
                                                       (Thousands of dollars)
  $3.00 Cumulative convertible preference stock,
     par $1  . . . . . . . . . . . . . . . . . . .    $     77     $     81
  $2.80 Cumulative convertible preference stock,
     par $1  . . . . . . . . . . . . . . . . . . .         830          854
  Common stock, par $2.50  . . . . . . . . . . . .     401,867      401,865
                                                       -------      -------
     Total . . . . . . . . . . . . . . . . . . . .    $402,774     $402,800
                                                       =======      =======


NOTE E.  Capitalization of Interest.

      Interest expense excluded capitalized interest of $10 million and $16 million, respectively, for the three-month periods ended June 30, 1994 and 1993, and $17 million and $37 million, respectively, for the six-month periods ended June 30, 1994 and 1993.


NOTE F.  Income Taxes.

     Provision (benefit) for taxes on income:

                                        Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                        ------------------   ----------------
                                         1994        1993      1994      1993
                                         ----        ----      ----      ----
                                                 (Millions of dollars)
Federal:
  Current . . . . . . . . . . . . . .   $  86       $ 167     $ 157     $ 294
  Deferred. . . . . . . . . . . . . .     (88)        (12)     (103)      (24)
                                         ----        ----      ----      ----
                                           (2)        155        54       270
                                         ----        ----      ----      ----
Foreign:
  Current . . . . . . . . . . . . . .       5          (2)       30        16
  Deferred. . . . . . . . . . . . . .     (15)          4        (9)       21
                                         ----        ----      ----      ----
                                          (10)          2        21        37

State:
  Current . . . . . . . . . . . . . .      18          24        28        47
  Deferred. . . . . . . . . . . . . . .   (23)          1       (23)        1
                                         ----        ----      ----      ----
                                           (5)         25         5        48
                                         ----        ----      ----      ----
     Total . . . . . . . . . . . . . .  $ (17)      $ 182     $  80     $ 355
                                         ====        ====      ====      ====

                                    -6-

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Reconciliation of provision (benefit) for taxes on income with tax at federal statutory rate:

                                                 Three Months Ended
                                                       June 30,
                                        -----------------------------------
                                                1994              1993
                                        ----------------    ---------------
                                                Percent             Percent
                                                   of                  of
                                                 Pretax              Pretax
                                        Amount   Income     Amount   Income
                                        ------   -------    ------   ------
                                               (Millions of dollars)
Income before income taxes and
  minority interest. . . . . . . . . .  $  20     100.0     $ 461     100.0
                                         ====     =====      ====     =====

Tax at federal statutory rate. . . . .  $   7      35.0     $ 157      34.0
Increase (reduction) in taxes
  resulting from:
    Dividend exclusion . . . . . . . .     (3)    (15.0)        3        .7
    Taxes on foreign income in
      excess of statutory rate . . . .     21     105.0        17       3.7
    Foreign deferred tax asset
      recognition  . . . . . . . . . .    (26)   (130.0)        -         -
    State income taxes (net of
      federal effect). . . . . . . . .     (4)    (20.0)       17       3.7
    Tax credits. . . . . . . . . . . .    (15)    (75.0)       (9)     (2.0)
    Other. . . . . . . . . . . . . . .      3      15.0        (3)      (.6)
                                         ----     -----      ----     -----
Provision (benefit) for taxes on
  income . . . . . . . . . . . . . . .  $ (17)    (85.0)    $ 182      39.5
                                         ----     -----      ----     -----

                                                  Six Months Ended
                                                      June 30,
                                        ------------------------------------
                                               1994                1993
                                        ----------------    ----------------
                                                 Percent             Percent
                                                   of                 of
                                                 Pretax               Pretax
                                        Amount   Income     Amount    Income
                                        ------   ------     ------    ------
                                               (Millions of dollars)
Income before income taxes and
  minority interest. . . . . . . . . .  $ 275     100.0     $ 903     100.0
                                         ====     =====      ====     =====
Tax at federal statutory rate. . . . .  $  96      35.0     $ 307      34.0
Increase (reduction) in taxes
  resulting from:
    Dividend exclusion . . . . . . . .     (5)     (1.8)        2        .2
    Taxes on foreign income in
      excess of statutory rate . . . .     46      16.7        36       4.0
    Foreign deferred tax asset
      recognition. . . . . . . . . . .    (26)     (9.5)        -         -
    State income taxes (net of
      federal effect). . . . . . . . .      3       1.1        32       3.5
    Tax credits. . . . . . . . . . . .    (28)    (10.2)      (17)     (1.9)
    Other. . . . . . . . . . . . . . .     (6)     (2.2)       (5)      (.5)
                                         ----     -----      ----     -----
Provision for taxes on income. . . . .  $  80      29.1     $ 355      39.3
                                         ====     =====      ====     =====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE H.  Earned Per Share.

     Earned per share is based on the average number of common shares outstanding during each period, including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities.

      The information necessary for the calculation of earned per share is as follows:

                                                           Three Months Ended
                                                                June 30,
                                                           ------------------
                                                            1994        1993
                                                            ----        ----
                                                          (Millions of Shares)
  Average number of common shares outstanding. . . . .     160.4       159.2
  Common stock equivalents . . . . . . . . . . . . . .       2.7         3.2
                                                           -----       -----
     Total . . . . . . . . . . . . . . . . . . . . . .     163.1       162.4
                                                           =====       =====

                                                            Six Months Ended
                                                                June 30,
                                                           -----------------
                                                           1994        1993
                                                           ----        ----
                                                          (Millions of Shares)
  Average number of common shares outstanding. . . . .     160.3       159.1
  Common stock equivalents . . . . . . . . . . . . . .       2.7         3.2
                                                           -----       -----
     Total . . . . . . . . . . . . . . . . . . . . . .     163.0       162.3
                                                           =====       =====

NOTE I.  Supplemental Income Statement Information.

     Taxes other than excise and income taxes comprised the following:

                                        Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                        ------------------    ----------------
                                         1994        1993      1994      1993
                                         ----        ----      ----      ----
                                                (Millions of dollars)
Production/severance . . . . . . . . .   $ 76        $ 89      $142      $180
Property . . . . . . . . . . . . . . .     46          51        96       103
Value added. . . . . . . . . . . . . .      -          86         -       165
Other. . . . . . . . . . . . . . . . .     62          75       130       159
                                          ---         ---       ---       ---
  Total. . . . . . . . . . . . . . . .   $184        $301      $368      $607
                                          ===         ===       ===       ===


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the six months ended June 30, 1994 and 1993:

                                                            Six Months Ended
                                                                June 30,
                                                           -----------------
                                                            1994       1993
                                                         (Millions of dollars)
  Gross maturities of short-term investments . . . . . .   $ 3,880    $ 2,444
  Gross purchases of short-term investments. . . . . . .    (3,786)    (2,646)
                                                            ------     ------
  Net cash provided (used) by short-term investments . .   $    94    $  (202)
                                                            ======     ======

  Gross proceeds from issuance of notes payable. . . . .   $ 4,954    $ 4,771
  Gross repayments of notes payable. . . . . . . . . . .    (5,059)    (4,495)
                                                            ------     ------
  Net cash provided (used) by notes payable  . . . . . .   $  (105)   $   276
                                                            ======     ======

  Gross noncash provisions charged to income . . . . . .   $   475    $   246
  Cash payments of previously accrued items. . . . . . .      (226)      (209)
                                                            ------     ------
  Noncash provisions greater than cash payments. . . . .   $   249    $    37
                                                            ======     ======


     Interest paid during the six-month periods ended June 30, 1994 and 1993 was $373 million and $380 million, respectively.

     Income taxes paid during the six-month periods ended June 30, 1994 and 1993 were $157 million and $354 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Summarized Financial Information.

     Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company of which Atlantic Richfield Company ("ARCO") owned a 49.9 percent interest at June 30, 1994, was as follows:

                                        Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                        ------------------    ----------------
                                         1994        1993      1994      1993
                                         ----        ----      ----      ----
                                                 (Millions of dollars)
  Revenues (including sales to ARCO
    and ARCO Chemical Company). . . . .  $  900      $1,080    $1,724    $2,144
  Sales to ARCO and ARCO Chemical
    Company . . . . . . . . . . . . . .      82          77       151       146
  Operating income. . . . . . . . . . .      71           5       125        12
  Income (loss) before income taxes
    and cumulative effect of changes
    in accounting principles  . . . . .      51         (14)       85       (24)
  Net income (loss) . . . . . . . . . .      32         (11)       54         3
       ________________________

  ARCO's equity in net income (loss)
    of Lyondell . . . . . . . . . . . .      16          (5)       27         2
  Cash dividends received from
    Lyondell  . . . . . . . . . . . . .       9          18        18        36


                              ----------------------------


                                                 June 30,       December 31,
                                                   1994             1993
                                                   ----             ----
                                                    (Millions of dollars)
  Current assets. . . . . . . . . . . . . . .      $ 542            $ 523
  Noncurrent assets . . . . . . . . . . . . .        766              708
  Current liabilities . . . . . . . . . . . .        328              299
  Long-term debt. . . . . . . . . . . . . . .        707              717
  Other liabilities . . . . . . . . . . . . .        187              179
  Minority interest . . . . . . . . . . . . .        156              124
  Stockholders' deficit . . . . . . . . . . .        (70)             (88)


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Other Commitments and Contingencies.


     ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     At June 30, 1994 and December 31, 1993, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $112 million and $111 million, respectively, of which approximately $41 million were indemnified at December 31, 1993. None of the contingent liabilities were indemnified at June 30, 1994.

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

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At June 30, 1994, the reserve balance is $637 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

     Approximately half of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 15 percent of the total reserve. Substantially all amounts accrued in the reserve are expected to be paid out over the next five to six years.

     Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various insurance companies and other third parties. None of these claims has been resolved. Due to the uncertainty as to ultimate recovery from these parties, ARCO has neither recorded any asset nor reduced any liability in anticipation of such recovery.

     Environmental loss contingencies also include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO. Although these contingencies could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal period, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO's consolidated financial statements.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1994 vs. Second Quarter 1993

     Net income for the second quarter of 1994 was $24 million, or $0.14 per share, compared to $271 million, or $1.67 per share for the second quarter of 1993. The 1994 second quarter results included net charges of $154 million after tax. Included in those net charges were unusual items of $249 million before tax, $153 million after tax, related to the restructure and personnel reductions announced by the Company. The 1993 second quarter results included a net benefit of $48 million after tax.

     In addition, the earnings decline in the second quarter of 1994 also resulted from lower crude oil prices and margins on refined products, partially offset by higher natural gas and petrochemical volumes, higher petrochemical margins and lower exploration costs.

     Sales and other operating revenues were $4,174 million in the second quarter of 1994, compared to $4,670 million in the second quarter of 1993. The decrease in revenues primarily resulted from the sale of ARCO's Brazilian marketing operations in December 1993. Lower crude oil and refined product prices were partially offset by increased natural gas marketing activity.

     Other revenues were $83 million in the second quarter of 1994, compared to $193 million for the same period in 1993. Other revenues for the second quarter of 1993 included before-tax gains of approximately $117 million from the sale of Lower 48 oil and gas properties.

     Trade purchases decreased to $1,558 million in the second quarter of 1994, compared to $1,808 million in the second quarter of 1993. Trade purchases were lower in 1994 primarily as a result of the sale of ARCO's Brazilian marketing operations, partially offset by increased natural gas marketing activity.

     Taxes other than excise and income taxes decreased to $184 million in the second quarter of 1994, compared to $301 million in the second quarter of 1993. The decline primarily reflected the absence of value added taxes associated with the Brazilian marketing operations. Production taxes were also lower as a result of lower crude oil prices in the second quarter of 1994.

     Excise taxes increased to $382 million in the second quarter of 1994, compared to $336 million in the same period last year. The change primarily resulted from the fourth quarter 1993 increase in the federal excise tax rate.

     After-tax earnings for worldwide oil and gas operations were $81 million in the second quarter of 1994, compared to $233 million in the second quarter of 1993. Included in the second quarter 1994 results was a net charge of $38 million related primarily to personnel reductions in Alaska, partially offset by a tax benefit associated with international operations. The second quarter 1993 results included after-tax gains of $73 million from Lower 48 property sales. The earnings decline in the second quarter of 1994 also resulted from higher foreign natural gas volumes and lower exploration and operating costs being more than offset by the decline in crude oil prices. The decrease in operating costs are the result of the Company's Lower 48 restructuring and personnel reductions in 1993.

     Worldwide exploration expenses were $91 million for the second quarter of 1994, compared to $148 million in the same period in 1993. The decrease primarily reflected lower dryhole costs internationally and in Alaska.

     ARCO's average domestic crude oil price was $10.30 per barrel in the second quarter of 1994, compared to $13.43 per barrel in the second quarter of 1993. ARCO's average domestic natural gas price was $1.73 per thousand cubic feet in the second quarter of 1994, compared to $2.07 per thousand cubic feet in the same period last year.

     Worldwide crude oil and natural gas liquids production averaged 655,500 barrels per day during the second quarter of 1994 versus 667,100 barrels per day during the same period last year. Production increases internationally and in Alaska were more than offset by a decline in Lower 48 production which resulted from both the impact of producing property sales in 1993 and natural field declines.

     Domestic natural gas production was 969 million cubic feet per day in the second quarter of 1994, compared to 952 million cubic feet per day in the second quarter of 1993. New production from the Mustang Island field in the Gulf of Mexico and improved field performance offset the impact of producing property sales and natural field declines.

     ARCO's foreign natural gas production was 527 million cubic feet per day in the 1994 second quarter, an increase from 263 million cubic feet per day in the same period last year, primarily as a result of new production from natural gas fields in Indonesia and the United Kingdom North Sea.

     After-tax earnings from ARCO's coal operations were $12 million for the second quarter of 1994, compared to $26 million for the same 1993 quarter. The decrease was caused by the expiration of higher priced contracts in the U.S., lower export prices from Australia and an unfavorable foreign exchange rate. A favorable legal settlement related to a customer sales contract was partially offset by a charge of $3 million for U.S. staff reductions.

     Second quarter 1994 after-tax earnings from refining and marketing operations were $16 million, including a $28 million after-tax charge for restructuring, compared to $79 million in the second quarter of 1993. The decrease in earnings resulted from lower West Coast margins for refined products. The lower margins resulted from increases in refined product prices lagging behind increases in crude oil prices.

     Transportation operations contributed after-tax earnings of $25 million in the second quarter of 1994, compared to $50 million in the same period last year. The transportation results included $26 million after tax for restructuring charges.

     The intermediate chemicals and specialty products segment, reflecting ARCO's 83.3 percent interest in ARCO Chemical Company, had after-tax earnings of $68 million in the second quarter of 1994, compared to $55 million in the same period last year. The 1994 results were impacted by higher propylene oxide and styrene monomer volumes and margins, which reflected a stronger U.S. economy and increased export sales.

     ARCO earned $16 million after tax from its 49.9 percent equity interest in Lyondell Petrochemical Company (Lyondell) in the second quarter of 1994. This compared to a loss of $5 million in the second quarter of 1993. Lyondell's performance improved in the second quarter of 1994 primarily as a result of higher margins for petrochemicals. Lyondell's results in the second quarter of 1993 were reduced by approximately $4 million of charges net to ARCO, primarily for cancellation of a capital project.

     The $154 million in net charges in the 1994 second quarter also included after-tax charges of $32 million for personnel reductions at the Company's corporate headquarters, $14 million to reimburse money market losses in certain employee benefit plans and $13 million for future environmental remediation costs. The 1993 second quarter earnings included a $25 million after-tax charge for future environmental remediation costs.

     The Company recorded a net tax benefit for second quarter 1994 as a result of the recognition of a foreign deferred tax asset associated with international oil and gas operations.


Six Month Period Ended June 30, 1994 vs. Same Six Month Period 1993

     Net income for the first six months of 1994 was $173 million, or $1.06 per share, compared to $531 million, or $3.27 per share for the first six months of 1993. For the first six months of 1994, higher foreign natural gas and chemical products volumes and lower exploration costs were more than offset by lower crude oil prices and volumes and lower refined product margins.

     The average domestic price for crude oil for the first half of 1994 was $9.02 per barrel versus $12.86 per barrel in the first half of 1993. Domestic natural gas prices were $1.90 per thousand cubic feet in the first half of 1994, compared to $1.89 per thousand cubic feet in the first half of 1993.

     Sales and other operating revenues, trade purchases and taxes other than excise and income taxes decreased in the first six months of 1994, compared to the same period in 1993, primarily as a result of the sale of ARCO's Brazilian marketing operations.

     In addition, sales and other operating revenues decreased as a result of lower crude oil and refined product prices, partially offset by higher natural gas marketing activities. Taxes other than excise and income taxes also decreased in the first half of 1994 as a result of lower production taxes which reflected the lower crude oil prices.

     Excise taxes increased to $742 million in the first half of 1994, compared to $626 million in the same period last year. The change primarily resulted from the fourth quarter 1993 increase in the federal excise tax rate.

     The Company's effective tax rate for the first six months of 1994 was
29.1 percent, compared to 39.3 percent for the same period in 1993. The decrease in the 1994 effective tax rate is primarily the result of the Company recognizing a foreign deferred tax asset.


Financial Position and Liquidity

     Cash flows from operating activities totaled $798 million for the first six months of 1994. The net cash used by investing activities in the first half of 1994 was $575 million and included expenditures for additions to fixed assets of $846 million offset by proceeds from asset sales of $46 million and net cash provided by short-term investments of $94 million.

     The net cash used by financing activities in the first six months of 1994 was $679 million and included repayments of long-term debt of $445 million, dividend payments of $442 million and net repayments of short-term debt of $105 million, offset by proceeds from issuance of long-term debt of $276 million.

     Cash and cash equivalents and short-term investments totaled $3.2 billion, and short-term borrowings were $1.4 billion at June 30, 1994.

     On July 5, 1994 Vastar Resources, Inc. (Vastar) consummated the sale of 17,250,000 shares of its common stock to the public at an initial offering price of $28 per share. Proceeds to Vastar, net of the underwriting discount and expenses, were approximately $453 million. Prior to the offering, Vastar was a wholly owned subsidiary of ARCO. Currently, ARCO owns 80,000,001 shares of Vastar's common stock, which represents 82.3 percent of Vastar's outstanding common stock. ARCO will realize an after-tax gain of approximately $270 million in the third quarter of 1994 as a result of the initial public offering by Vastar.

     On August 8, 1994, ARCO expects to issue 39,921,400 9% Exchangeable Notes due September 15, 1997 at a price of $24.75 per note. The aggregate principal amount of the Notes will be approximately $988 million. The proceeds to ARCO, net of the underwriting discount of $0.75 per note, will be approximately $958 million. When the Notes mature, holders will receive in exchange for the principal amount of the Notes, shares of Lyondell common stock, or at ARCO's option, cash with an equal value. The number of shares or the amount of such cash will be determined using a formula based on the price of Lyondell common stock at the maturity of the Notes.

     It is expected that future cash requirements for capital expenditures, dividends, debt repayments and any treasury stock purchases will come from cash generated from operating activities, future financings and existing cash balances.

                             ____________________


     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform to classifications adopted in 1994. In the opinion of the Company, the financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     1. Reference is made to the disclosure on page 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (hereinafter, the "1993 Form 10-K Report") and on page 16 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 10-Q Report") regarding the Hanford litigation. On May 11, 1994, a new action entitled Barbara Thomson, et al. v. E.I. DuPont de Nemours and Company, et al. (Case No. 94 2 01000 9) was filed in the Superior Court of the State of Washington for the county of Yakima. The complaint, which names ARCO and ARHCO as defendants, was filed on behalf of a purported class that includes all people who have lived, resided, or worked, at any time from 1942 through the present, within the Washington and Oregon counties surrounding the Reservation. This action seeks medical monitoring and surveillance services for the plaintiffs and the members of the class to detect diseases allegedly caused by the release of radioactive and non-radioactive waste from the Reservation. Defendants plan to handle this claim in a similar manner to claims previously filed in state court by removing the case to federal court and seeking to have it consolidated with the In Re Hanford Nuclear Reservation litigation. With respect to all of these actions, the Company and ARHCO believe that, should either or both ultimately be held liable, they will be entitled to indemnification by the federal government as provided under the Price-Anderson Act, and pursuant to the terms of the contract between ARHCO and the Atomic Energy Commission. Without confirming or denying the government's indemnity obligations, the DOE has instructed the defendants to proceed with the good faith defense of the lawsuits.

     2.  Reference is made to the disclosure on page 20 of the Company's
1993 Form 10-K Report regarding the suit brought by the City of New York and the New York City Housing Authority against former lead pigment manufacturers. On June 2, 1994, the trial court entered an order dismissing plaintiffs' claims for restitution and indemnification, from which plaintiffs noticed an appeal on June 20, 1994.

     3. Reference is made to the disclosure on page 21 of the Company's 1993 Form 10-K Report regarding ARCO Chemical Company's Monaca, Pennsylvania (Beaver Valley) plant. ARCO Chemical Company has entered into a Consent Order and Agreement (the "Consent Agreement") with the Pennsylvania Department of Environmental Resources ("PADER") pursuant to which ARCO Chemical Company and PADER have agreed upon a work plan for testing and remedial process design with regard to the conditions at the plant. Under the terms of the Consent Agreement, ARCO Chemical Company will pay a civil penalty of $300,000 (representing an amount previously agreed upon by ARCO Chemical Company with PADER in 1988 and previously disclosed) and an additional penalty of $63,000 each year from 1994 until the commencement of active remediation at the plant, after which the amount of such annual penalty shall be reduced based on the extent of remediation commenced at the plant.

     4. In January 1994, the California Air Resources Board ("CARB") requested information regarding any failure by a terminal, within the period starting January 1, 1992 and ending December 31, 1993, to meet CARB's minimum additive injection standards for gasoline. CARB's regulations require monthly records at each terminal of the volume of each grade of gasoline, the volume of additive injected, and the minimum volume of additive required, as a way of monitoring compliance. Although some terminals' monthly records showed less than the minimum amount of additive injected during one month in 1992, the other terminals' monthly records demonstrated compliance with CARB's minimum additive injection rules. Nonetheless, CARB has obtained the daily additive injection records from each terminal. These daily records were not maintained in a manner designed to measure compliance, because CARB's regulations required monthly, not daily, record keeping. If

CARB is able to use these daily records to measure compliance for the last two years, ARCO believes that CARB may impose penalties for failure to comply; in such event, ARCO would negotiate with CARB the amount of such penalty.

     5. In July 1994, Atlantic Richfield and Snyder Oil Company signed a consent decree in settlement of the claims made by the Environmental Protection Agency alleging (a) that Atlantic Richfield constructed and operated certain pieces of equipment at the Riverton Dome Gas Plant without the appropriate permit under the Clean Air Act and that (b) Snyder, who purchased the plant from ARCO, continued to operate the plant without the requisite permit. The decree has been forwarded to the U.S. Department of Justice; it is expected that final settlement will occur sometime before the end of the year. The consent decree will impose a fine, but will not impose any affirmative injunctive relief on Atlantic Richfield.

     6. Reference is made to the Company's 1993 Form 10-K Report for information on other legal proceedings matters reported herein.



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

           3 Restated Certificate of Incorporation of Atlantic Richfield Company as of June 27, 1994.

          12 Statement of computation of ratio of earnings to fixed charges.

     (b)  Reports on Form 8-K.

                The following Current Report on Form 8-K was filed during the quarter ended June 30, 1994 and through the date hereof.

          Date of Report            Item No.         Financial Statements
          --------------            --------         --------------------
          July 27, 1994                5                     None

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ATLANTIC RICHFIELD COMPANY
                                                     (Registrant)

Dated:  August 5, 1994                            /s/ ALLAN L. COMSTOCK
                                               --------------------------
                                                      (signature)
                                                   Allan L. Comstock
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)