Form 10-Q
period 1994-09-30
ATLANTIC RICHFIELD CO /DE
filed 1994-11-10
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended September 30, 1994
Commission file number 1-1196
                             ________________

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

      Number of shares of Common Stock, $2.50 par value, outstanding as of September 30, 1994: 160,666,969.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                     CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended   Nine Months Ended
(Millions of dollars except               September 30,       September 30,
 per share amounts)                       -------------       -------------
                                        1994       1993      1994      1993
                                        ----       ----      ----      ----
Revenues
  Sales and other operating revenues,
    including excise taxes . . . . . .  $4,271     $4,553    $12,245   $13,730
  Income from equity investments . . .      45         17         86        32
  Interest . . . . . . . . . . . . . .      51         38        142       117
  Other revenues . . . . . . . . . . .      49         84        205       381
                                         -----      -----     ------    ------
                                         4,416      4,692     12,678    14,260
                                         -----      -----     ------    ------
Expenses
  Trade purchases. . . . . . . . . . .   1,489      1,782      4,314     5,334
  Operating expenses . . . . . . . . .     802        876      2,380     2,445
  Exploration expenses (including
    undeveloped leasehold amortization)    167        178        362       462
  Selling, general and administrative
    expenses . . . . . . . . . . . . .     432        450      1,256     1,335
  Taxes other than excise and
    income taxes . . . . . . . . . . .     175        281        543       888
  Excise taxes . . . . . . . . . . . .     407        314      1,149       940
  Depreciation, depletion and
    amortization . . . . . . . . . . .     405        402      1,240     1,188
  Interest . . . . . . . . . . . . . .     194        176        565       532
  Unusual items. . . . . . . . . . . .      68          -        317         -
                                         -----      -----     ------    ------
                                         4,139      4,459     12,126    13,124
                                         -----      -----     ------    ------
  Income before gain on issuance of
    stock by subsidiary  . . . . . . .     277        233        552     1,136
  Gain on issuance of stock by
    subsidiary . . . . . . . . . . . .     459          -        459         -
                                         -----      -----     ------    ------
  Income before income taxes and
    minority interest  . . . . . . . .     736        233      1,011     1,136
  Provision for taxes on income. . . .     281        157        361       512
  Minority interest in earnings of
    subsidiaries . . . . . . . . . . .      20          8         42        25
                                         -----      -----     ------    ------
Net Income . . . . . . . . . . . . . .  $  435     $   68    $   608   $   599
                                         =====      =====     ======    ======
Earned per Share . . . . . . . . . . .  $ 2.67     $ 0.42    $  3.73   $  3.69
                                         =====      =====     ======    ======
Cash Dividends Paid per
  Share of Common Stock. . . . . . . .  $1.375     $1.375    $ 4.125   $ 4.125
                                         =====      =====     ======    ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                  September 30,   December 31,
                                                      1994            1993
                                                      ----            ----
                                                     (Millions of dollars)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . .      $ 1,537         $ 1,458
  Short-term investments. . . . . . . . . . . .        3,013           2,289
  Accounts receivable . . . . . . . . . . . . .        1,398           1,333
  Inventories . . . . . . . . . . . . . . . . .          828             914
  Prepaid expenses and other current assets . .          300             237
                                                      ------          ------
  Total current assets. . . . . . . . . . . . .        7,076           6,231
                                                      ------          ------
Investments and long-term receivables:
  Investments accounted for on the equity method         303             266
  Other investments and long-term receivables .          236             221
                                                      ------          ------
                                                         539             487
                                                      ------          ------
Fixed assets:
  Property, plant and equipment . . . . . . . .       32,040          31,494
  Less accumulated depreciation, depletion
    and amortization. . . . . . . . . . . . . .       16,272          15,628
                                                      ------          ------
                                                      15,768          15,866
Deferred charges and other assets . . . . . . .        1,278           1,310
                                                      ------          ------
Total assets. . . . . . . . . . . . . . . . . .      $24,661         $23,894
                                                      ======          ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                 September 30,   December 31,
                                                     1994           1993
                                                     ----           ----
                                                    (Millions of dollars)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . .      $ 1,413         $ 1,510
  Accounts payable. . . . . . . . . . . . . .          843           1,091
  Taxes payable, including excise taxes . . .          332             272
  Long-term debt due within one year. . . . .          604             165
  Accrued interest. . . . . . . . . . . . . .          138             190
  Other . . . . . . . . . . . . . . . . . . .        1,069           1,107
                                                    ------          ------
  Total current liabilities . . . . . . . . .        4,399           4,335
                                                    ------          ------
Long-term debt. . . . . . . . . . . . . . . .        7,403           7,089
Deferred income taxes . . . . . . . . . . . .        2,898           2,779
Other deferred liabilities and credits. . . .        3,357           3,177
Minority interest . . . . . . . . . . . . . .          400             387
Stockholders' equity
  Preference stocks . . . . . . . . . . . . .            1               1
  Common stock. . . . . . . . . . . . . . . .          402             402
  Capital in excess of par value of stock . .          646             661
  Retained earnings . . . . . . . . . . . . .        5,252           5,308
  Pension liability adjustment. . . . . . . .          (33)            (29)
  Treasury stock, at cost . . . . . . . . . .           (9)            (83)
  Foreign currency translation. . . . . . . .          (55)           (133)
                                                    ------          ------
  Total stockholders' equity. . . . . . . . .        6,204           6,127
                                                    ------          ------
Total liabilities and stockholders' equity. .      $24,661         $23,894
                                                    ======          ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                            -------------
                                                           1994       1993
                                                           ----       ----
                                                        (Millions of dollars)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . .       $  608    $  599
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . .        1,240     1,188
  Dry hole expense and undeveloped leasehold
    amortization . . . . . . . . . . . . . . . . . .          213       282
  Gain on issuance of stock by subsidiary. . . . . .         (459)        -
  Net (gain) loss on asset sales . . . . . . . . . .            7      (177)
  Income from equity investments . . . . . . . . . .          (86)      (32)
  Dividends from equity investments. . . . . . . . .           48        79
  Noncash provisions greater than cash payments. . .          260        37
  Deferred income taxes. . . . . . . . . . . . . . .          112        79
  Net change in accounts receivable, inventories
   and accounts payable. . . . . . . . . . . . . . .         (301)     (100)
  Net change in other working capital accounts . . .         (203)       16
  Other. . . . . . . . . . . . . . . . . . . . . . .          (40)       41
                                                            -----     -----
    Net cash provided by operating activities. . . .        1,399     2,012
                                                            -----     -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole
    costs) . . . . . . . . . . . . . . . . . . . . .       (1,224)   (1,514)
  Net cash used by short-term investments. . . . . .         (734)     (205)
  Proceeds from asset sales. . . . . . . . . . . . .           85       346
  Payments received on notes for sales of property .           48         -
  Other. . . . . . . . . . . . . . . . . . . . . . .          138       (23)
                                                            -----     -----
    Net cash used by investing activities. . . . . .       (1,687)   (1,396)
                                                            -----     -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . .         (562)     (674)
  Proceeds from issuance of long-term debt . . . . .        1,230         5
  Proceeds from issuance of common stock by subsidiary        453         -
  Net cash provided (used) by notes payable. . . . .         (143)      210
  Dividends paid . . . . . . . . . . . . . . . . . .         (664)     (659)
  Treasury stock contributed to benefit plans. . . .           56        56
  Other. . . . . . . . . . . . . . . . . . . . . . .          (26)      (18)
                                                            -----     -----
    Net cash provided (used) by financing activities          344    (1,080)
                                                            -----     -----
Effect of exchange rate changes on cash. . . . . . .           23       (53)
                                                            -----     -----
Net increase (decrease) in cash and cash equivalents           79      (517)

Cash and cash equivalents at beginning of period . .        1,458     1,414
                                                            -----     -----
Cash and cash equivalents at end of period . . . . .       $1,537    $  897
                                                            =====     =====

     The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.  Public Offering of Vastar Resources, Inc. Common Stock.

     In September 1993, ARCO established Vastar Resources, Inc. (Vastar), a wholly-owned subsidiary of ARCO. Effective October 1, 1993 ARCO conveyed to Vastar beneficial title to certain producing properties together with certain developed and undeveloped acreage. ARCO also conveyed to Vastar 100 percent of the common stock of the following subsidiaries of ARCO:
Vastar Gas Marketing, Inc., F & H Pipe Line Company, Grant Gathering Company and Wilburton Hub, Inc. On May 19, 1994, Vastar declared an 800,000.01-to-one stock split, resulting in an increase in ARCO's ownership from 100 to 80,000,001 shares, which shares represented all of the issued and outstanding common stock of Vastar.

     In July 1994, Vastar completed an initial public offering of 17,250,000 shares of its common stock, thereby decreasing ARCO's percentage ownership to 82.3 percent. ARCO recognized an after-tax gain of $273 million from this transaction. The portion of Vastar's equity relating to the shares not owned by ARCO and the earnings relating thereto are included as "Minority Interest" in the accompanying financial statements.


NOTE B.  Unusual Items.

     On July 18, 1994 the Company announced a restructuring program under which approximately 2,000 positions were eliminated. The program covered all operating units, excluding Lower 48 oil and gas operations, along with the corporate headquarters. The Company accrued $249 million before tax in the second quarter of 1994, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with the terminations. In the third quarter of 1994 the Company accrued an additional $68 million before tax to reflect a revision of estimated per head costs along with an additional 200 positions.

     Of the $317 million accrued in total, approximately $145 million related to severance and other ancillary costs that will be paid from Company funds over the next two years. Approximately $100 million related to enhanced pension benefits which will be paid from the assets of qualified pension plans, not from Company funds. An additional $50 million related to enhanced non-qualified pension benefits and postretirement benefits other than pensions which are currently unfunded. These benefits will be paid after retirement and over the remaining lives of the terminated employees; as such, it will not be practical to determine the actual payments of these benefits.

     Through September 30, 1994, approximately 690 employees have been terminated under the program, and approximately $15 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments.


NOTE C.  Investments.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has adopted the provisions of SFAS No. 115 for investments held as of or acquired after January 1, 1994. Investments subject to this standard are required to be carried at fair value, unless they are held to maturity. In accordance

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


with SFAS No. 115, prior period financial statements have not been restated to reflect this change in accounting principle. The effect of adopting SFAS No. 115 had no impact on income for the three-month and nine-month periods ended September 30, 1994.

     As of September 30, 1994 and January 1, 1994, the Company held approximately $1.7 billion and $1.6 billion, respectively, of investments in debt securities classified as held-to-maturity. As of September 30, 1994 and January 1, 1994, the Company held approximately $1.6 billion and $1.2 billion, respectively, of investments in debt securities classified as available-for-sale. The securities were composed principally of investments in U.S. Treasury securities, corporate debt instruments, and municipal securities and were included in cash equivalents or short-term investments on the balance sheet depending on their maturities, which range from 1 day to 40 months. The securities are recorded at amortized cost which approximated their estimated fair value.

     The Company realized losses of $0.9 million and $7.9 million, respectively, on sales of available-for-sale securities during the three-month and nine-month periods ended September 30, 1994. Proceeds from the sales were $0.7 billion and $3.7 billion, respectively.


NOTE D.  Inventories.

      Inventories at September 30, 1994 and December 31, 1993 comprised the following:

                                                 September 30,   December 31,
                                                    1994            1993
                                                    ----            ----
                                                     (Millions of dollars)
  Crude oil and petroleum products. . . . . . . .   $ 194           $ 266
  Chemical products . . . . . . . . . . . . . . .     359             373
  Other products. . . . . . . . . . . . . . . . .      44              32
  Materials and supplies. . . . . . . . . . . . .     231             243
                                                     ----            ----
     Total. . . . . . . . . . . . . . . . . . . .   $ 828           $ 914
                                                     ====            ====

NOTE E.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                  September 30,   December 31,
                                                     1994           1993
                                                     ----           ----
                                                    (Thousands of dollars)
  $3.00 Cumulative convertible preference
    stock, par $1 . . . . . . . . . . . . . . . .   $     76        $     81
  $2.80 Cumulative convertible preference
    stock, par $1 . . . . . . . . . . . . . . . .        813             854
  Common stock, par $2.50 . . . . . . . . . . . .    401,876         401,865
                                                     -------         -------
     Total. . . . . . . . . . . . . . . . . . . .   $402,765        $402,800
                                                     =======         =======

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F.  Capitalization of Interest.

     Interest expense excludes capitalized interest of $11 million and $12 million, respectively, for the three-month periods ended September 30, 1994 and 1993, and $28 million and $49 million, respectively, for the nine-month periods ended September 30, 1994 and 1993.


NOTE G.  Income Taxes.

     Provision for taxes on income:

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                          -------------         -------------
                                       1994         1993       1994       1993
                                       ----         ----       ----       ----
                                               (Millions of dollars)
Federal:
  Current  . . . . . . . . . . . .    $ 25         $ 65       $182       $359
  Deferred . . . . . . . . . . . .     200           73         97         49
                                       ---          ---        ---        ---
                                       225          138        279        408
                                       ---          ---        ---        ---
Foreign:
  Current  . . . . . . . . . . . .      15            9         45         25
  Deferred . . . . . . . . . . . .       9           (1)         -         20
                                       ---          ---        ---        ---
                                        24            8         45         45
                                       ---          ---        ---        ---
State:
  Current  . . . . . . . . . . . .      (6)           2         22         49
  Deferred . . . . . . . . . . . .      38            9         15         10
                                       ---          ---        ---        ---
                                        32           11         37         59
                                       ---          ---        ---        ---
     Total . . . . . . . . . . . .    $281         $157       $361       $512
                                       ===          ===        ===        ===

                                    -7-

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                          Three Months Ended September 30,
                                          --------------------------------
                                              1994              1993
                                              ----              ----
                                                 Percent             Percent
                                                   of                  of
                                                 Pretax              Pretax
                                        Amount   Income     Amount   Income
                                        ------   -------    ------   -------
                                               (Millions of dollars)
Income before income taxes and
  minority interest . . . . . . . . .   $ 736    100.0      $ 233    100.0
                                         ====    =====       ====    =====

Tax at federal statutory rate . . . .   $ 258     35.0      $  82     35.0
Increase (reduction) in taxes
  resulting from:
  Impact of federal rate change on
    deferred tax liability  . . . . .       -        -         65     27.9
  Dividend exclusion. . . . . . . . .     (12)    (1.6)         4      1.7
  Taxes on foreign income in excess
    of statutory rate . . . . . . . .      32      4.3         31     13.3
  Foreign deferred tax asset
    recognition . . . . . . . . . . .      (3)    (0.4)       (24)   (10.3)
  State income taxes (net of federal
    effect) . . . . . . . . . . . . .      21      2.9          7      3.0
  Tax credits . . . . . . . . . . . .     (16)    (2.2)       (11)    (4.7)
  Other . . . . . . . . . . . . . . .       1      0.2          3      1.5
                                         ----    -----       ----    -----
Provision for taxes on income . . . .   $ 281     38.2      $ 157     67.4
                                         ====    =====       ====    =====

                                          Nine Months Ended September 30,
                                          -------------------------------
                                               1994              1993
                                               ----              ----
                                                 Percent             Percent
                                                   of                  of
                                                 Pretax              Pretax
                                        Amount   Income     Amount   Income
                                        ------   -------    ------   -------
                                               (Millions of dollars)
Income before income taxes and
  minority interest  . . . . . . . .    $1,011   100.0      $1,136   100.0
                                         =====   =====       =====   =====

Tax at federal statutory rate. . . .    $  354    35.0      $  398    35.0
Increase (reduction) in taxes
  resulting from:
  Impact of federal rate change on
    deferred tax liability . . . . .         -       -          65     5.8
  Dividend exclusion . . . . . . . .       (17)   (1.7)          6      .5
  Taxes on foreign income in excess
    of statutory rate. . . . . . . .        78     7.7          67     5.9
  Foreign deferred tax asset
    recognition  . . . . . . . . . .       (29)   (2.9)        (24)   (2.1)
  State income taxes (net of federal
    effect)  . . . . . . . . . . . .        24     2.4          39     3.4
  Tax credits  . . . . . . . . . . .       (44)   (4.3)        (28)   (2.5)
  Other  . . . . . . . . . . . . . .        (5)   (0.5)        (11)   (0.9)
                                         -----   -----        -----   -----
Provision for taxes on income. . . .    $  361    35.7       $  512    45.1
                                         =====   =====        =====   =====

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

      The information necessary for the calculation of earned per share is as follows:

                                                        Three Months Ended
                                                           September 30,
                                                           -------------
                                                         1994        1993
                                                         ----        ----
                                                       (Millions of Shares)
  Average number of common shares outstanding. . . . .   160.6       159.5
  Common stock equivalents . . . . . . . . . . . . . .     2.7         3.0
                                                         -----       -----
    Total. . . . . . . . . . . . . . . . . . . . . . .   163.3       162.5
                                                         =====       =====

                                                         Nine Months Ended
                                                            September 30,
                                                            -------------
                                                         1994        1993
                                                         ----        ----
                                                       (Millions of Shares)
  Average number of common shares outstanding. . . . .   160.4       159.2
  Common stock equivalents . . . . . . . . . . . . . .     2.7         3.2
                                                         -----       -----
    Total. . . . . . . . . . . . . . . . . . . . . .     163.1       162.4
                                                         =====       =====

NOTE I.  Supplemental Income Statement Information.

     Taxes other than excise and income taxes comprised the following:

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                        -------------         -------------
                                       1994        1993      1994       1993
                                       ----        ----      ----       ----
                                               (Millions of dollars)
Production/severage . . . . . . . .    $ 79        $ 74      $221       $254
Property  . . . . . . . . . . . . .      46          55       142        158
Value added . . . . . . . . . . . .       -          90         -        255
Other . . . . . . . . . . . . . . .      50          62       180        221
                                        ---         ---       ---        ---
  Total  . . . . . . . . . . . . .     $175        $281      $543       $888
                                        ===         ===       ===        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the nine months ended September 30, 1994 and 1993:

                                                          Nine Months Ended
                                                            September 30,
                                                            -------------
                                                          1994        1993
                                                          ----        ----
                                                        (Millions of dollars)
  Gross maturities of short-term investments . . . . .    $ 4,827     $ 3,947
  Gross purchases of short-term investments. . . . . .     (5,561)     (4,152)
                                                           ------      ------
  Net cash used by short-term investments. . . . . . .    $  (734)    $  (205)
                                                           ======      ======

  Gross proceeds from issuance of notes payable. . . .    $ 7,139     $ 6,821
  Gross repayments of notes payable. . . . . . . . . .     (7,282)     (6,611)
                                                           ------      ------
  Net cash provided (used) by notes payable  . . . . .    $  (143)    $   210
                                                           ======      ======

  Gross noncash provisions charged to income . . . . .    $   687     $   373
  Cash payments of previously accrued items. . . . . .       (427)       (336)
                                                           ------      ------
  Noncash provisions greater than cash payments. . . .    $   260     $    37
                                                           ======      ======

      Interest paid during the nine-month periods ended September 30, 1994 and 1993 was $617 million and $611 million, respectively.

      Income taxes paid during the nine-month periods ended September 30, 1994 and 1993 were $227 million and $396 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Summarized Financial Information.

     Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company of which Atlantic Richfield Company ("ARCO") owned a 49.9 percent interest at September 30, 1994, was as follows:

                                       Three Months Ended    Nine Months Ended
                                         September 30,          September 30,
                                         -------------          -------------
                                         1994       1993       1994     1993
                                         ----       ----       ----     ----
                                                 (Millions of dollars)
  Revenues (including sales to ARCO
    and ARCO Chemical Company). . . . .  $ 1,040    $  885     $2,764   $3,030
  Sales to ARCO and ARCO Chemical
    Company . . . . . . . . . . . . . .       89        66        240      212
  Operating income. . . . . . . . . . .      124        38        249       50
  Income (loss) before income taxes and
     cumulative effect of changes in
    accounting principles . . . . . . .      105        18        190       (6)
  Net income. . . . . . . . . . . . . .       66         9        120       12

        _____________________________


  ARCO's equity in net income of
    Lyondell. . . . . . . . . . . . . .       33         4         60        6
  Cash dividends received from Lyondell        9         9         27       45

                         ________________________

                                                September 30,  December 31,
                                                   1994            1993
                                                   ----            ----
                                                  (Millions of dollars)
  Current assets. . . . . . . . . . . . . . . .    $ 605           $ 523
  Noncurrent assets . . . . . . . . . . . . . .      833             708
  Current liabilities . . . . . . . . . . . . .      366             299
  Long-term debt. . . . . . . . . . . . . . . .      707             717
  Other liabilities . . . . . . . . . . . . . .      190             179
  Minority interest . . . . . . . . . . . . . .      197             124
  Stockholders' deficit . . . . . . . . . . . .      (22)            (88)


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Other Commitments and Contingencies.

     ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     At September 30, 1994 and December 31, 1993, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $121 million and $111 million, respectively, of which approximately $41 million were indemnified at December 31, 1993. None of the contingent liabilities were indemnified at September 30, 1994.

     Following the March 1989 EXXON VALDEZ oil spill, Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies were the subject of numerous lawsuits by the State of Alaska, the United States and private plaintiffs. ARCO Transportation Alaska, Inc. (ATA) owns approximately 21 percent of Alyeska. In July 1993, it was announced that Alyeska and its owner companies had agreed to pay $98 million in settlement of all but a handful of the lawsuits by private plaintiffs, of which $20.9 million was ATA's share. The settlement became final and the $98 million was paid after Exxon Shipping dismissed its challenge to the settlement. However, other issues relating to liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owners, on the other hand.

     ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, a purported class and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units.

     ARCO and its subsidiary, Atlantic Richfield Hanford Company (ARHCO), and several other companies have been named as defendants in lawsuits filed on behalf of individual persons and a number of purported classes. These lawsuits arise out of radioactive and non-radioactive toxic and hazardous substances allegedly generated at the Hanford Nuclear Reservation in Richland, Washington (HNR). The claims against ARCO and ARHCO arise out of the performance by ARHCO of a contract with the Atomic Energy Commission to provide chemical processing, waste management and support services at HNR from 1967 to 1977. On October 13, 1994, the Department of Energy determined that the government will indemnify ARCO and ARHCO for any judgment or settlement in the action pursuant to the contract between ARHCO and the Atomic Energy Commission and the provisions of the Price-Anderson Act.

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

     ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. ARCO is

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, and sites associated with discontinued operations. ARCO may in the future be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The amount of such future costs will depend on such factors as the unknown nature and extent of contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties.

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At September 30, 1994, the reserve balance is $673 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

     Environmental loss contingencies also include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO. Although these contingencies could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal period, would be material to ARCO's results of

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO's consolidated financial statements.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter 1994 v. Third Quarter 1993

     The Company had net income of $435 million, or $2.67 per share for the third quarter of 1994, compared to net income of $68 million, or $0.42 per share for the third quarter of 1993.

     The third quarter 1994 results reflected higher volumes and margins for petrochemical products, lower operating expenses and higher crude oil prices, partially offset by lower crude oil volumes and natural gas prices. The operating expenses were lower in the 1994 third quarter, compared to the 1993 third quarter as a result of the Company's cost reduction efforts.

     The 1994 third quarter included a net benefit of approximately $200 million after tax which reflected the gain of $459 million before tax ($273 million after tax) from the initial public offering of Vastar Resources, Inc., partially offset by charges for additional personnel reductions and other items. Included in those charges were unusual items of $68 million before tax consisting primarily of charges for personnel reductions. The 1993 third quarter included net charges of approximately $115 million after tax associated with a federal corporate tax rate increase and litigation-related issues.

     Sales and other operating revenues were $4,271 million in the third quarter of 1994, compared to $4,553 million in the third quarter of 1993. The decrease primarily resulted from the sale of ARCO's Brazilian marketing operations in December 1993, partially offset by higher petrochemical products prices and volumes and higher excise taxes.

     Trade purchases decreased to $1,489 million in the third quarter of 1994, compared to $1,782 million in the third quarter of 1993.
Trade purchases were lower in 1994 primarily as a result of the sale of ARCO's Brazilian marketing operations.

     Operating expenses were $802 million in the third quarter of 1994, compared to $876 million in the third quarter of 1993. The decrease primarily resulted from lower lease operating expenses in both the Lower 48 and Alaska and the absence of charges related to litigation accruals recorded in last year's third quarter, partially offset by higher charges for future environmental remediation costs.

     Taxes other than excise and income taxes decreased to $175 million in the third quarter of 1994, compared to $281 million in the third quarter of 1993. The decline primarily reflected the absence of value added taxes associated with the Brazilian marketing operations.

     Excise taxes increased to $407 million in the third quarter of 1994, compared to $314 million in the same period last year. The change primarily resulted from the fourth quarter 1993 increase in the federal excise tax rate and a change in the collection responsibility for excise taxes on diesel fuel.

     Worldwide oil and gas exploration and production operations had net income of $125 million in the third quarter of 1994, compared to net income of $17 million in the third quarter of 1993. Included in the third quarter 1993 results were $47 million of charges related to an increase in the federal corporate income tax rate.

The 1994 earnings were favorably impacted by lower operating and exploration expenses and higher crude oil prices, partially offset by lower domestic natural gas prices and reduced crude oil volumes.

     Worldwide exploration expenses totaled $167 million for the third quarter of 1994, compared to $178 million in the same period in 1993. The reduction reflected lower exploration expense in Alaska, partially offset by higher dry hole expense in international operations.

     ARCO's average domestic crude oil price was $12.04 per barrel in the third quarter of 1994, compared to $11.16 per barrel in the third quarter of 1993. ARCO's average domestic natural gas price was $1.64 per thousand cubic feet in the third quarter of 1994, compared to $2.00 per thousand cubic feet in the third quarter of 1993.

     Worldwide production of crude oil and natural gas liquids averaged 640,500 barrels per day during the third quarter of 1994 versus 654,300 barrels per day during the same period last year. Production benefited from start up of the Point McIntyre field in the fourth quarter of 1993 and completion of the initial phase of an expanded gas handling system (GHX-2) at Prudhoe Bay in September 1993. However, these improvements were more than offset by the impact of property sales and natural field declines. Completion of GHX-2's second phase in the 1994 third quarter is expected to further increase oil production at the oil field starting in the fourth quarter of 1994.

     ARCO's foreign natural gas production grew to 419 million cubic feet per day in the 1994 third quarter, compared to 199 million cubic feet per day in the 1993 third quarter. The increase resulted from new production from two natural gas fields in Indonesia and two fields in the United Kingdom North Sea.

     The Company's domestic natural gas production in the 1994 third quarter increased to an average of 945 million cubic feet per day, up from 868 million cubic feet per day in the same period last year. The increased production represented new production from the Mustang Island 805 field in the Gulf of Mexico as well as production increases in the San Juan Basin. Most of ARCO's Lower 48 natural gas production is owned and operated by Vastar Resources, Inc. in which ARCO holds an
82.3 percent interest.

     After-tax earnings from ARCO's coal operations were $22 million for the third quarter of 1994, compared to $24 million for the 1993 third quarter. Included in the 1993 results was a net benefit of $10 million after tax primarily reflecting a favorable reversal of an accounting reserve related to the 1991 writedown of an Australian mine, partially offset by a $4 million charge for an increase in the federal corporate income tax rate. Increased volumes in the United States and Australia more than offset lower average coal prices in the United States and lower export prices overseas. The lower prices in the United States resulted from the expiration of certain higher priced contracts.

     Third quarter 1994 after-tax earnings from refining and marketing operations were $26 million, compared to $71 million in the third quarter of 1993. The 1994 results were negatively impacted by reduced West Coast margins, the sale of ARCO's Brazilian marketing operations in late 1993 and after-tax charges totaling $45 million primarily for personnel reductions. The 1993 third quarter included charges of approximately $60 million after tax related to litigation accruals and the federal tax rate change.

     Transportation operations contributed after-tax earnings of $36 million in the third quarter of 1994, compared to $30 million in the same period last year. The 1994 results included a charge of $9 million related to the previously announced sale of midcontinent product pipelines. The 1993 results included a charge of $16 million for the federal tax rate change.

     The intermediate chemicals and specialty products segment, which reflects ARCO's 83.3 percent interest in ARCO Chemical Company, had after-tax earnings of $77 million in the third quarter of 1994, compared to $55 million in the same period last year. The improved results reflected higher worldwide sales volumes and higher margins on propylene oxide and derivatives and styrene monomer in the 1994 third quarter.

     ARCO's 1994 third quarter earnings from its 49.9 percent equity interest in Lyondell Petrochemical Company (Lyondell) were $33 million, compared to $4 million in the third quarter of 1993. The improved results reflected higher olefins and methanol margins, as well as increased olefins volumes.


Nine Month Period Ended September 30, 1994 vs. Same Nine Month Period 1993

     For the first nine months of 1994, net income was $608 million or $3.73 per share compared to $599 million or $3.69 per share for the first nine months of 1993.

     For the first nine months of 1994, higher petrochemical products and foreign natural gas volumes and lower exploration, selling, general and administrative and operating expenses were more than offset by lower crude oil and natural gas prices, lower crude oil volumes and lower refined product margins.

     Included in the 1994 results was a net benefit of $35 million after tax which represented the gain from the Vastar initial public offering partially offset by charges for personnel reductions and other items which totaled $238 million. The 1993 results reflected net after-tax charges of approximately $67 million.

     Other revenues were $205 million for the first nine months of 1994, compared to $381 million for the same period in 1993. Other revenues in 1993 included before-tax gains of approximately $156 million from the sale of Lower 48 oil and gas properties.

     The average domestic price for crude oil for the first nine months of 1994 was $10.10 per barrel versus $12.31 per barrel in the first nine months of 1993. Domestic natural gas prices decreased to $1.81 per thousand cubic feet in the first nine months of 1994 from $1.92 per thousand cubic feet in the first nine months of 1993.

     Sales and other operating revenues, trade purchases and taxes other than excise and income taxes decreased in the first nine months of 1994, compared to the same period in 1993 primarily as a result of the sale of ARCO's Brazilian marketing operations.

     Exploration expenses decreased to $362 million for the first nine months of 1994 from $462 million for the same period in 1993 as a result of lower dry hole costs in Alaskan and foreign operations, as well as lower undeveloped leasehold amortization in the Company's Lower 48 operations.

     Excise taxes increased to $1,149 million in the first nine months of 1994, compared to $940 million in the same period last year. The change primarily resulted from the fourth quarter 1993 increase in the federal excise tax rate and a change in the collection responsibility for excise taxes on diesel fuel.


Financial Condition

     Cash flows from operating activities totaled $1,399 million for the first nine months of 1994. The net cash used in investing activities for the first nine months of 1994 was $1,687 million and included expenditures for additions to fixed assets of $1,224 million and a net increase in short-term investments of $734 million, partially offset by proceeds from asset sales of $85 million.

     The net cash provided by financing activities in the first nine months of 1994 was $344 million and included proceeds of $1,230 million from issuance of long-term debt, primarily 9% Exchangeable Notes issued in August, 1994 and proceeds of $453 million from the issuance of common stock by Vastar Resources, Inc., a subsidiary of ARCO. These proceeds were partially offset by repayments of long-term debt of $562 million, a decrease of $143 million in the Company's short-term debt position and dividend payments of $664 million.

     Cash and cash equivalents and short-term investments totaled $4.6 billion and short-term borrowings were $1.4 billion at September 30, 1994.

     On August 8, 1994, ARCO issued 39,921,400 9% Exchangeable Notes (the "Notes") due September 15, 1997 at a price of $24.75 per note.
The aggregate principal amount of the Notes was approximately $988 million. The proceeds to ARCO, net of the underwriting discount of $.75 per note, were approximately $958 million. When the Notes mature, holders will receive in exchange for the principal amount of the Notes, shares of Lyondell common stock, or at ARCO's option, cash with an equal value. The number of shares or the amount of such cash will be determined using a formula based on the price of Lyondell common stock at the maturity of the Notes.

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

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform with classifications adopted in 1994. In the opinion of the Company, the financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     1. Reference is made to the disclosure on page 17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (hereinafter the "1993 Form 10-K Report"), and on page 16 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 10-Q Report") regarding the Montana v. ARCO matter. ARCO challenged the State's estimates as grossly exaggerated and the settlement negotiations between ARCO and the State of Montana formally terminated. Accordingly, the stay of this litigation was lifted effective October 15, 1994. In addition, on October 17, 1994, The Confederated Salish and Kootenai Tribes of the Flathead Reservation (the "Tribes"), filed a motion to intervene in Montana v. ARCO. Pursuant to this motion, the Tribes, as trustees, have asserted claims against ARCO for alleged damage to and loss of natural resources located in the Clark Fork River Basin in southwest Montana. The Court has not yet ruled on the Tribes' motion.

     2. Reference is made to the disclosure on page 18 of the 1993 Form 10-K Report, on page 16 of the First Quarter 10-Q Report, and on page 18 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "Second Quarter 10-Q Report") regarding the Hanford litigation.
On October 13, 1994, the Department of Energy determined that the government will indemnify ARCO and ARHCO for any judgment or settlement in the action pursuant to the contract between ARHCO and the Atomic Energy Commission and the provisions of the Price-Anderson Act.

     3. Reference is made to the disclosure on pages 18-19 of the 1993 Form 10-K Report regarding the EXXON VALDEZ oil spill. The appeals to the settlement have now been dismissed and the $98 million has been paid. Although Exxon Shipping's objections to the settlement have been dropped, other issues relating to the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies, on the other hand.

     4. Reference is made to the disclosure on page 20 of the 1993 Form 10-K Report regarding the Van Vranken matter. On October 6, 1994, the Court of Appeals denied the Company's request for reconsideration. The parties have reached a tentative settlement, which is subject to preliminary (and then, after notice to the class, final) approval by the Court. In the event the settlement is not approved, a petition for review by the United States Supreme Court may be filed.

     5. Reference is made to the disclosure on page 20 of the 1993 Form 10-K Report regarding the Jackson v. Glidden Company matter. Plaintiffs' appeal will be heard on November 7, 1994.

     6. Reference is made to the disclosure on page 21 of the 1993 Form 10-K Report and on page 18 of the Second Quarter 10-Q Report regarding ARCO Chemical Company's Monaca, Pennsylvania (Beaver Valley) plant. ARCO Chemical Company has paid the Pennsylvania Department of Environmental Resources civil penalties assessed for 1994 in connection with plant conditions.

     7. Reference is made to the disclosure on page 16 of the First Quarter 10-Q Report and on page 19 of the Second Quarter 10-Q Report regarding the Riverton Dome Gas Plant matter. On October 7, 1994, the U.S. Department of Justice signed the consent decree and lodged it with the complaint. A notice to be published in the Federal Register requests public comment on the settlement in the consent decree. At the conclusion of the comment period, the U.S. Department of Justice and the EPA will determine to either proceed with the settlement or revise the decree. If the decree is not changed, ARCO will have to pay the civil penalty.

     8. Reference is made to the 1993 Form 10-K Report for information on other legal proceedings matters reported herein.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K.

        The following Current Report on Form 8-K was filed during the quarter ended September 30, 1994 and through the date hereof.

         Date of Report            Item No.             Financial Statements
         --------------            --------             --------------------
       September 26, 1994             5                         None

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ATLANTIC RICHFIELD COMPANY
                                                     (Registrant)

                                                 /s/ALLAN L. COMSTOCK
Dated:  November 9, 1994                      _____________________________
                                                      (signature)
                                                   Allan L. Comstock
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)