Form 10-K
period 1994-12-31
ATLANTIC RICHFIELD CO /DE
filed 1995-03-01
CIK 775483

                                     1994

                               ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1994
Commission file number 1--1196

                                [LOGO OF ARCO]

                          ATLANTIC RICHFIELD COMPANY
            (Exact name of registrant as specified in its charter)

               Delaware                                     23-0371610
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.

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
Common Stock ($2.50 par value)                          New York Stock Exchange
                                                        Pacific Stock Exchange
                                                        Basel Stock Exchange
                                                        Geneva Stock Exchange
                                                        Zurich Stock Exchange
                                                        London Stock Exchange
$3.00 Cumulative Convertible Preference Stock           New York Stock Exchange
 ($1 par value)                                         Pacific Stock Exchange
$2.80 Cumulative Convertible Preference Stock           New York Stock Exchange
 ($1 par value)                                         Pacific Stock Exchange
Thirty year 5 5/8% Debentures Due May 15, 1997          New York Stock Exchange
Three year 9% Exchangeable Notes due September 15, 1997 New York Stock Exchange
Ten year 10 3/8% Notes Due July 15, 1995                New York Stock Exchange
Twenty year 10 7/8% Debentures Due July 15, 2005        New York Stock Exchange
Thirty year 9 7/8% Debentures Due March 1, 2016         New York Stock Exchange
Twenty-five year 9 1/8% Debentures Due March 1, 2011    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X . No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 31, 1994, based on the closing price on the New York Stock Exchange composite tape on that date, was $16,596,957,043.

Number of shares of Common Stock, $2.50 par value, outstanding as of December 31, 1994: 160,753,966.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994 are incorporated by reference under Part III.

                               TABLE OF CONTENTS

                                     PART I

   ITEM                                                                    PAGE
   ----                                                                    ----
 1. and 2. Business and Properties.......................................    1
              Corporate History and Organization.........................    1
              Financial Information about Industry Segments..............    2
              Upstream...................................................    2
                 Worldwide Oil and Gas Operations........................    2
                 Worldwide Coal Operations...............................    6
              Downstream.................................................    7
                 Refining and Marketing..................................    7
                 Transportation..........................................    9
                 Intermediate Chemicals and Specialty Products...........    9
              Equity Interest in Lyondell................................   11
              Capital Program............................................   12
              Patents....................................................   12
              Competition................................................   12
              Human Resources............................................   13
              Research and Development...................................   13
              Environmental Matters......................................   13
     3.    Legal Proceedings.............................................   16
     4.    Submission of Matters to a Vote of Security Holders...........   18

                               ----------------

           Executive Officers of the Registrant..........................   19
           Description of Capital Stock..................................   22

                                    PART II

     5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................   26
     6.    Selected Financial Data.......................................   26
     7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   27
     8.    Financial Statements and Supplementary Data...................   34
     9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................   54

                                    PART III

    10.    Directors and Executive Officers of the Registrant............   54
    11.    Executive Compensation........................................   54
    12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................   54
    13.    Certain Relationships and Related Transactions................   54

                                    PART IV

    14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................   54

                                      (i)

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                      CORPORATE HISTORY AND ORGANIZATION

  Atlantic Richfield Company ("ARCO" or the "Company") was incorporated in 1870 under the laws of Pennsylvania as The Atlantic Refining Company. Atlantic Petroleum Storage Company, a predecessor to The Atlantic Refining Company, began operations in 1866. The Company's principal executive offices are at 515 South Flower Street, Los Angeles, California 90071 (Telephone (213) 486-3511). ARCO's present name was adopted subsequent to the merger of Richfield Oil Corporation into The Atlantic Refining Company in 1966. In 1969, Sinclair Oil Corporation was merged into ARCO. In 1977, The Anaconda Company was merged into a wholly-owned subsidiary of ARCO and, on December 31, 1981, that subsidiary was merged into ARCO. On May 7, 1985, ARCO was reincorporated in the State of Delaware. Unless indicated otherwise, the terms "ARCO" or the "Company" as used herein refer to Atlantic Richfield Company or Atlantic Richfield Company and one or more of its consolidated subsidiaries.

  ARCO, including its subsidiaries, constitutes one of the largest integrated enterprises in the petroleum industry. ARCO conducts operations in two business segments: resources and products.

  ARCO's resources segment, known as its "upstream" operations, includes the exploration, development and production of petroleum, which includes petroleum liquids (crude oil, condensate and natural gas liquids ("NGLs")) and natural gas, the purchase and sale of petroleum liquids and natural gas, and the mining and sale of coal. ARCO's products segment, or its "downstream" operations, includes the refining and transportation of petroleum and petroleum products, the marketing of petroleum products on the U.S. West Coast and the worldwide manufacture and sale of intermediate chemicals and specialty products.

  ARCO's corporate structure is a complex of wholly-owned and majority-owned subsidiaries and various divisions or units of the parent company, ARCO, that have been delineated or defined for various operational reasons. Many of the wholly-owned subsidiaries are formed to conduct ARCO's numerous international operations. The principal majority-owned subsidiaries are ARCO Chemical Company ("ARCO Chemical") and Vastar Resources, Inc. ("Vastar"). ARCO Chemical was formed in July 1987, and it sold just under 20 percent of its common stock to the public in October 1987; ARCO currently owns 83.3 percent of ARCO Chemical. Vastar was formed in September 1993, and in July 1994 sold just under 20 percent of its common stock to the public; ARCO currently owns 82.3 percent of Vastar. Vastar is the primary vehicle through which ARCO conducts natural gas and, to a lesser extent oil, exploration and production in the Lower 48 States (the "Lower 48"). ARCO's principal subsidiaries are ARCO Chemical, Vastar, ARCO Alaska, Inc. (a wholly-owned subsidiary through which ARCO conducts its Alaska operations) and ARCO Transportation Alaska, Inc. (a wholly-owned subsidiary through which ARCO holds its interest in the Trans Alaska Pipeline System ("TAPS")).

  ARCO also owns a 49.9 percent equity interest in Lyondell Petrochemical Company ("Lyondell"), which operates petrochemical processing and petroleum refining businesses. ARCO originally sold just over 50 percent of Lyondell's common stock ("Lyondell Common Stock") to the public in January 1989; in August 1994, ARCO received net proceeds of approximately $958 million from the sale of its 9% Exchangeable Notes due September 1997 (the "Exchangeable Notes"). The Exchangeable Notes are exchangeable at maturity, at ARCO's option, into shares of Lyondell Common Stock, of which ARCO currently holds 39,921,400 shares, or cash with an equal value. The number of shares or amount of such cash will be determined based on a formula that takes into account the market price of Lyondell Common Stock at maturity of the Exchangeable Notes. If ARCO elects to deliver shares of Lyondell Common Stock upon maturity of the Exchangeable Notes, ARCO's equity interest in Lyondell will be substantially reduced or eliminated, depending on the market price of Lyondell Common Stock at such time.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Reference is made to Note 4 of Notes to Consolidated Financial Statements on page 40 for segment information concerning sales and other operating revenues, earnings, total assets and additional information for certain operations of the Company.

                                   UPSTREAM

WORLDWIDE OIL AND GAS OPERATIONS

 General

  ARCO conducts its worldwide oil and gas exploration and production operations primarily in Alaska, the Lower 48, the North Sea and Indonesia.

 Reserves

  Estimated net quantities of ARCO's proved oil and gas reserves at December 31, 1994 were as follows:

                                                              NATURAL GAS
                                    PETROLEUM LIQUIDS       (BILLION CUBIC
                                    (MILLION BARRELS)            FEET)
                                   ---------------------- ----------------------
                                   U.S.     INTERNATIONAL U.S.     INTERNATIONAL
                                   -----    ------------- -----    -------------
Proved reserves................... 2,246(a)      222      4,615(c)     3,493
Proved developed reserves......... 1,915(b)       87      4,301(d)     1,142

- --------
(a) Includes 95 million barrels owned by Vastar.

(b) Includes 72 million barrels owned by Vastar.

(c) Includes 1,982 billion cubic feet owned by Vastar.

(d) Includes 1,755 billion cubic feet owned by Vastar.

  Reference is made to Supplemental Information, Oil and Gas Producing Activities, beginning on page 51, for additional information concerning oil and gas producing activities and estimates of proved oil and gas reserves.

  In 1994 and 1993, ARCO produced approximately 148 percent and 147 percent, respectively, of the crude oil requirements for its two West Coast refineries. Of the excess production, a portion was delivered to a refinery owned by Tosco Corporation ("Tosco") under a long-term supply agreement, some was sold to Lyondell and the significant remainder was sold on the open market. See "Downstream--Refining and Marketing."

 Production

  Net quantities of petroleum liquids and natural gas produced by ARCO were as follows:

                                                                NATURAL GAS
                                       PETROLEUM LIQUIDS    (MILLION CUBIC FEET
                                       (BARRELS PER DAY)         PER DAY)
                                     --------------------- ---------------------
YEARS ENDED
DECEMBER 31,                         U.S.(A) INTERNATIONAL U.S.(B) INTERNATIONAL
- ------------                         ------- ------------- ------- -------------
1994................................ 591,300    72,800        960       511
1993................................ 604,700    79,700        911       321
1992................................ 660,500    77,700      1,202       240

- --------
(a) Includes 43,500, 44,700, and 51,400 barrels per day produced by Vastar in 1994, 1993 and 1992, respectively.

(b) Includes 782, 695, and 720 million cubic feet per day produced by Vastar in 1994, 1993, and 1992, respectively.

  Average sales prices and average production costs per unit of petroleum liquids and natural gas were as follows:

                                             YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------
                                  1994                 1993                 1992
                          -------------------- -------------------- --------------------
                           U.S.  INTERNATIONAL  U.S.  INTERNATIONAL  U.S.  INTERNATIONAL
                          ------ ------------- ------ ------------- ------ -------------
Average sales price
 (including transfers)
 per barrel of petroleum
 liquids produced.......  $10.43    $14.56     $11.67    $16.05     $12.88    $17.82
Average lifting cost per
 equivalent barrel of
 production.............    4.05      3.52       4.78      3.99       4.72      5.27
Average sales price per
 MCF of natural gas
 produced...............    1.76      2.51       1.93      2.69       1.65      2.96

 Delivery Commitments

  ARCO has various long-term natural gas sales contracts covering the majority of its production in Indonesia and the United Kingdom North Sea, substantially all of which are reservoir specific. While annual delivery requirements may vary under these contracts, delivery obligations under the agreements are essentially limited to producible reserves from specific fields.

  In the Lower 48, Vastar has various long-term natural gas sales contracts under which Vastar has contracted to deliver approximately 940 MMcfd in 1995. Such obligation is presently the maximum requirement and declines to less than 100 MMcfd by 2003. The majority of these contracts are either index-based and present little or no price risk, or are reservoir-dedicated, and present no obligation to deliver if production from these reservoirs ceases. Vastar can satisfy its existing natural gas delivery commitments from the gross natural gas production controlled by Vastar, including proprietary production, royalty gas, call rights on third party gas and gas obtained through joint operating agreements. Vastar's total proprietary production was 782 MMcfd in 1994. There have been no instances in the last three years in which Vastar was unable to meet its natural gas delivery commitments.

 Exploration and Drilling Activity

  The following table shows the number of wells drilled to completion by the
Company:

                                             YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------
                                 1994                  1993                  1992
                         --------------------- --------------------- ---------------------
                         U.S.(a) INTERNATIONAL U.S.(b) INTERNATIONAL U.S.(c) INTERNATIONAL
                         ------- ------------- ------- ------------- ------- -------------
Net productive
 exploratory wells
 drilled................    12          3         13          8         16          9
Net dry exploratory
 wells drilled..........    29          5         65         13         70         15
Net productive
 development wells
 drilled................   245         11        228         31        164         22
Net dry development
 wells drilled..........    27          1         21          2         19          1

- --------
(a) Includes 11, 25, 89, and 11 wells, respectively, drilled by Vastar.
(b) Includes 11, 46, 90, and 11 wells, respectively, drilled by Vastar.
(c) Includes 11, 50, 72, and 7 wells, respectively, drilled by Vastar.

  The Company's current activities, as of December 31, 1994, were as follows:

                                                             U.S. INTERNATIONAL
                                                             ---- -------------
Gross wells in process of drilling (including wells
 temporarily suspended)..................................... 129        33
Net wells in process of drilling (including wells
 temporarily suspended).....................................  47        14
Waterflood projects in process..............................  25       --
Pressure maintenance and waterflood operations..............  14         3

  The following table shows the approximate number of productive wells at December 31, 1994:

                                     OIL                      GAS
                         --------------------------- ---------------------
                         U.S.(A)(B) INTERNATIONAL(C) U.S.(D) INTERNATIONAL
                         ---------- ---------------- ------- -------------
Total gross productive
 wells..................   12,382         478         3,151       190
Total net productive
 wells..................    5,432         201         1,344        47

- --------
(a) Includes approximately 1,579 gross and 289 net multiple completions for ARCO, of which there are 235 gross and 98 net multiple completions for Vastar.
(b) Includes approximately 1,243 gross and 617 net wells, respectively, owned by Vastar.
(c) Includes approximately 85 gross and 39 net multiple completions.
(d) Includes approximately 2,127 gross and 1,057 net wells, respectively, owned by Vastar.

  As of December 31, 1994, the Company's holdings of petroleum rights acreage (including options and exploration rights) were as follows (in thousands):

                                                        DEVELOPED   UNDEVELOPED
                                                         ACREAGE      ACREAGE
                                                       ----------- -------------
                                                        NET  GROSS  NET   GROSS
                                                       ----- ----- ------ ------
U.S.
  Alaska..............................................   208   368    945  1,247
  Lower 48(a)......................................... 1,414 2,554  3,397  4,958
                                                       ----- ----- ------ ------
    Total U.S......................................... 1,622 2,922  4,342  6,205
International.........................................    96   296 31,506 46,874
                                                       ----- ----- ------ ------
    Total............................................. 1,718 3,218 35,848 53,079
                                                       ===== ===== ====== ======

- --------
(a) Includes 981,000 net developed acreage, 1,603,000 gross developed acreage, 2,701,000 net undeveloped acreage and 3,770,000 gross undeveloped acreage, respectively, held by Vastar.

 Alaska

  Approximately 63 percent of ARCO's worldwide petroleum liquids production came from ARCO's interests in Alaska, primarily in the Prudhoe Bay, Kuparuk River and the Greater Point McIntyre area fields on the North Slope of Alaska. ARCO's net liquids production from Alaska in 1994 increased to 421,200 barrels per day as a full year's benefit from the new Point McIntyre field and from the full implementation of Prudhoe Bay's second major gas handling expansion facility ("GHX-2") was recognized. ARCO's interests in Alaska provided net proved reserves of 1,981 million barrels of oil equivalent at December 31, 1994.

  ARCO operates the eastern half of the Prudhoe Bay field and has a 21.78 percent working interest in the oil produced from the field, a 42.56 percent working interest in the condensate produced and, in 1994, a 39.9 percent working interest in the NGLs produced. ARCO's net petroleum liquids production from the Prudhoe Bay field averaged 236,600 barrels per day in 1994, compared to 250,800 barrels per day in 1993. In third quarter 1994, the GHX-2 project, a joint undertaking among the working interest owners, was completed. The project, designed to increase the field's average gas handling capacity and thereby mitigate declining oil production, increased annual average gas handling capacity to 7.5 billion cubic feet per day and should increase gross liquids production by approximately 100,000 barrels per day. The project is expected to increase field recovery by an estimated 435 million gross barrels.

  ARCO is the sole operator of the Kuparuk River field and holds a 55.17 percent working interest in the field. Its share of production from the field was 147,200 net barrels per day of petroleum liquids during 1994, compared to 151,500 net barrels per day during 1993. ARCO plans to begin expending capital in 1995 on an enhanced oil recovery project, subject to final approval by ARCO's partners. NGLs, obtained from the Prudhoe Bay field, will be injected into existing wells in the Kuparuk field in order to maintain reservoir pressure and offset natural field decline. ARCO estimates that this project will result in an additional 160 million gross barrels (80 million net barrels to ARCO) of incremental oil from the Kuparuk River field.

  ARCO operates four of the five fields which encompass the Greater Point McIntyre area, and holds working interests in four of them as follows: 30.1 percent in Point McIntyre, 40.0 percent in Lisburne, 50.0 percent in both West Beach and North Prudhoe Bay State. All five fields are produced through the Lisburne Production Facility, which ARCO operates. During 1994, liquids produced through the Lisburne Production Facility averaged 139,000 gross barrels per day, and 37,400 net barrels per day.

  ARCO's exploration program in Alaska focused on projects near existing infrastructure in 1994. Following delineation work in 1994, ARCO determined that the 1991 Sunfish discovery was non-commercial on a stand alone basis. ARCO is currently negotiating with its partner and others to trade its 60 percent working interest in the project.

  All petroleum liquids shipped from the North Slope fields are transported to market through TAPS to terminal facilities at Valdez, and from there to West Coast locations by ocean-going tankers.

 Lower 48

  During 1994, ARCO's consolidated Lower 48 operations had net production of 338 billion cubic feet of natural gas and 62 million barrels of petroleum liquids as compared to 321 billion cubic feet and 68 million barrels in 1993, respectively. Reserves were reduced by 25 million barrels of oil equivalent, primarily due to production. Development and exploration activities replaced 79 percent of 1994 net production on a barrel-of-oil-equivalent basis.

  The primary vehicle for ARCO's Lower 48 exploration and production operations is Vastar, of which ARCO owns 82.3 percent. Vastar, headquartered in Houston, Texas, is engaged in the exploration for and the development, production and marketing of natural gas and, to a lesser extent, crude oil in selected major producing basins in the Gulf of Mexico, the Gulf Coast, the San Juan/Rockies and the midcontinent areas. For additional information about Vastar, a copy of Vastar's 1994 Annual Report to Stockholders and 1994 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, Vastar Resources, Inc., 15375 Memorial Drive, Houston, Texas 77079. Vastar's telephone number is (713) 584-6000.

  ARCO's other Lower 48 operations accounted for reserves at December 31, 1994 of 608 million barrels of oil equivalent, of which 86 percent were petroleum liquids. In 1994 net production from ARCO's other Lower 48 interests was 56 million barrels of oil equivalent, down from 63 million barrels in 1993, the result of natural field decline.

 International

  ARCO's international operations include both exploration and production. ARCO's 1994 international production of petroleum liquids averaged 72,800 barrels of oil equivalent per day, and came primarily from Indonesia and the United Kingdom. Natural gas production averaged 511 million cubic feet per day. The Pagerungan and the Offshore Northwest Java natural gas fields in Indonesia accounted for 40 percent of ARCO's 1994 international natural gas production. Natural gas production from the United Kingdom sector of the North Sea accounted for 56 percent.

  ARCO's net proved reserves from international interests at December 31, 1994 were 804 million barrels of oil equivalent. ARCO replaced 187 percent of its international production, primarily from the 1992 Villano discovery in Ecuador, which accounted for the addition of 75 million barrels of proved reserves in 1994.

  ARCO's principal development activities in 1994 were conducted offshore in the United Kingdom, China and Indonesia. In the United Kingdom, ARCO will bring its first operated U.K. oil field onstream when the Blenheim field in the Central North Sea begins production in the first half of 1995. ARCO and its partner are developing the Gawain gas field, and production is expected to begin in late 1995. In the North Sea Southern Gas Basin, ARCO is moving forward with a development plan for the Trent and Tyne fields; start up is expected in 1996. In the South China Sea, a 500-mile subsea pipeline from the Yacheng 13-1 field to Hong Kong was completed. In addition, development of the Yacheng 13-1 natural gas field continued, and production is expected to begin in early 1996. Construction of another pipeline to Hainan Island continued on schedule. In Ecuador, ARCO submitted to the government development plans for the Villano discovery. ARCO's principal exploration activities in 1994 were conducted in the South China Sea, in and around producing gas fields in Indonesia, and in the North Sea Southern Gas Basin.

WORLDWIDE COAL OPERATIONS

  ARCO operates surface and underground coal mines in the western United States and in northeastern Australia.

  In the United States, ARCO owns and operates two surface mines in Wyoming's Powder River Basin, Black Thunder and Coal Creek, that produce low-sulfur steam coal, and owns and operates West Elk, an underground mine in western Colorado that uses longwall technology to produce its low-sulfur, high-BTU steam coal. Total U.S. coal shipments for 1994 were 38.3 million tons of coal.

  In Queensland, Australia, ARCO has interests in three mines in the Bowen
Basin: Curragh, Blair Athol and Gordonstone. ARCO operates and holds an effective 87 percent interest in Curragh, a surface mine which produces high-grade coking and steam coal. ARCO holds a non-operating 31.4 percent interest in Blair Athol, a surface mine which produces steam coal. ARCO operates and has an 80 percent interest in Gordonstone, an underground mine that uses longwall technology to produce its high-grade coking and steam coal. ARCO's net share of total shipments in 1994 from Australian operations was 11.3 million tons.

  As of December 31, 1994, ARCO had long-term contracts to supply U.S. utility companies with steam coal from its Black Thunder, Coal Creek and West Elk mines. These contracts have various termination dates with the longest being December 31, 2017. Several of these include options for extensions for additional periods. Future revenues from these contracts can be affected by periodic reopeners that adjust sales prices based on prevailing market conditions. It is anticipated that these contracts will require approximately 85 percent of planned production from Black Thunder, Coal Creek and West Elk in 1995. Approximately 75 percent of planned 1995 production in Australia is committed under both long and short-term contract arrangements.

  In total, ARCO shipped 49.6 million tons of coal during 1994 and had 1,506 million tons of recoverable coal reserves as of December 31, 1994. Reference is made to Supplemental Information, Coal Operations on page 53 for further information concerning reserves and shipments of coal.

                                  DOWNSTREAM

REFINING AND MARKETING

  ARCO operates two U.S. petroleum refineries on the West Coast, the Los Angeles Refinery in Carson, California and the Cherry Point Refinery near Ferndale, Washington. Both of these refineries are accessible to major supply sources and major markets through ocean-going tankers, pipelines and other transportation facilities. Both currently utilize Alaskan North Slope crude oil.

  The combined annual average operable crude distillation capacities of these two refineries, as measured pursuant to the standards of the American Petroleum Institute, are shown in the following table:

                                                         ANNUAL AVERAGE OPERABLE
                                                           CRUDE DISTILLATION
                                                                CAPACITY
                                                            (BARRELS PER DAY)
                                                         -----------------------
                                                          1994    1993    1992
                                                         ------- ------- -------
Los Angeles Refinery.................................... 237,000 237,000 223,000
Cherry Point Refinery................................... 185,000 181,000 167,000
                                                         ------- ------- -------
  Total................................................. 422,000 418,000 390,000
                                                         ======= ======= =======

  ARCO's crude oil refinery runs and petroleum products manufactured at its refining facilities were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                       1994    1993    1992
                                                      ------- ------- --------
                                                      (EQUIVALENT BARRELS PER
                                                               DAY)
Crude oil refinery runs.............................. 408,300 425,800  425,100
                                                      ======= =======  =======
Petroleum products manufactured:
  Gasoline........................................... 206,700 221,600  198,800
  Jet fuels..........................................  88,800  84,600   90,600
  Distillate fuels...................................  71,900  79,500   81,600
  Other (a)..........................................  66,600  69,400   79,400
                                                      ------- -------  -------
    Total (b)........................................ 434,000 455,100  450,400
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

  ARCO is also obligated to deliver approximately 50,000 barrels per day of Alaskan North Slope crude oil to the Avon, California refinery of Tosco under a 1986 agreement. Pursuant to the agreement, which has an initial term that expires in 1996, ARCO receives in exchange a quantity of gasoline that is a variable percentage of the amount of crude oil delivered, based on the price of certain crude oils.

  In connection with its refining operations, ARCO also produces calcined coke, a refinery by-product, and operates electric cogeneration facilities.

  ARCO markets gasoline and other refined petroleum products to both consumers and resellers. Gasoline is marketed under the ARCO(R) trademark through independent dealers and distributors and directly to motorists at branded retail outlets located in Arizona, California, Nevada, Oregon and

Washington. ARCO also sells gasoline to unbranded resellers. NGLs are sold directly to end-use customers and the Watson Cogeneration Facility, which is 51 percent owned by ARCO, and are also marketed through distributors. Jet fuels are sold directly to airlines and the United States Department of Defense. Calcined coke is sold to U.S. and international industrial consumers. Cargo and bulk sales of petroleum products are also made to commercial and industrial consumers, and certain products are marketed through other channels.

  As of December 31, 1994, there were 1,554 branded retail outlets, which included franchisee and Company-operated am/pm(R) convenience stores and SMOGPROS(R) Service Centers, and traditional service stations.

  In response to anticipated federal, state and local air quality requirements, ARCO began development of reformulated automotive fuels in the late 1980s.

  The Environmental Protection Agency ("EPA") emission control regulations covering nine regions with the nation's highest air pollution, two of which are in Southern California, became effective January 1, 1995. In order to comply with these regulations, in 1994 ARCO completed modifications to produce EPA gasolines at the Los Angeles Refinery, which serves the Southern California market. Effective January 1, 1995, ARCO is selling reformulated gasolines and diesel that meet either California Air Resources Board ("CARB") specifications or EPA specifications. These reformulated fuels use oxygenates, such as methyl tertiary butyl ether ("MTBE"), to produce a cleaner burning fuel. ARCO has a small MTBE production unit at the Los Angeles Refinery. In addition, ARCO and ARCO Chemical entered into long-term sales agreements in 1991 providing for delivery of fixed quantities of MTBE to ARCO at contract prices.

  By March 1996, ARCO and the other California gasoline marketers will also be required to meet CARB standards for automobile gasolines sold in California. In order to meet the more stringent CARB standards with 100 percent of the gasoline produced at the Los Angeles Refinery, ARCO continued in 1994, and will continue in 1995, to make necessary modifications at the refinery. ARCO expects to spend a total of approximately $500 million for modifications to meet both EPA and CARB standards, most of which had been completed by the end of 1994. These new standards have not required any modifications to ARCO's Cherry Point refinery in Washington state.

  Total U.S. and international refined petroleum product sales, which include insignificant sales to ARCO Chemical and Lyondell, for the periods indicated, were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          1994    1993    1992
                                                        -------- ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Petroleum product sales:
  U.S.:
    Gasoline............................................ 253,800 252,500 240,800
    Jet fuels...........................................  97,600  97,100 104,900
    Distillate fuels....................................  73,500  78,700  81,800
    Other...............................................  53,000  53,200  52,000
                                                         ------- ------- -------
      Total............................................. 477,900 481,500 479,500
  Brazil................................................     --   94,400  92,800
                                                         ------- ------- -------
      Total............................................. 477,900 575,900 572,300
                                                         ======= ======= =======

  Total petroleum product sales differ from total petroleum products manufactured due to the consumption of some products as refinery fuel, the exchange of products with other companies, change in inventory levels, and the purchase and resale of products not manufactured by ARCO.

TRANSPORTATION

  ARCO's transportation business includes ownership interests in pipelines in Alaska, ownership interests in and operations of pipelines and terminalling facilities in the Lower 48, and the operation of 10 ocean-going U.S. flag tankers, eight of which are owned by ARCO.

  In Alaska, ARCO has a 21.3 percent weighted average undivided ownership interest in TAPS. TAPS consists of an 800-mile, 48-inch diameter pipeline system used to transport petroleum liquids from the North Slope of Alaska to the ice-free port of Valdez in south-central Alaska. In addition, ARCO owns approximately 21 percent of the stock of Alyeska Pipeline Service Company, which was established to design, construct, operate and maintain TAPS for the owners. ARCO's undivided interest in TAPS is proportionately consolidated for financial reporting purposes. TAPS 1994 total throughput averaged approximately 1,587,000 barrels per day. During 1993 and 1994, regulatory and owner company assessment teams completed reviews of TAPS operations and maintenance, inspection procedures and management. During 1994, numerous operations and maintenance items were addressed. This work will continue in 1995.

  In the Lower 48, ARCO manages facilities for transportation and terminalling of petroleum liquids, refined petroleum products, petrochemicals and natural gas. Ownership interests in petroleum liquids pipeline systems include gathering lines serving producing fields in California, Colorado, New Mexico, Oklahoma, Texas and Utah, and common carrier trunk lines extending from dock facilities and producing areas to refineries and terminals. In 1994, ARCO's ownership interests in refined petroleum product and petrochemical pipeline systems included trunk lines originating at refineries in Texas, California and Oklahoma. These pipelines moved petrochemicals and refined petroleum products for all shippers (including ARCO) that properly tendered these materials for transportation. In the third quarter of 1994, ARCO sold its refined petroleum product pipeline assets in the midcontinent. In the western United States, ARCO has interests in several other petroleum liquids and refined petroleum product pipelines and several natural gas pipeline systems. In addition, ARCO owns or leases and operates terminals that provide a variety of terminalling and transportation services both to third-party customers and ARCO.

INTERMEDIATE CHEMICALS AND SPECIALTY PRODUCTS

  The Company's Intermediate Chemicals and Specialty Products operation consists of the businesses owned by ARCO Chemical. ARCO currently owns 80,000,001 shares of common stock of ARCO Chemical, which represent 83.3 percent of the outstanding shares.

  ARCO Chemical is a leading international manufacturer and marketer of intermediate chemicals and specialty products used in a broad range of consumer goods. ARCO Chemical's core product is propylene oxide ("PO"), which it produces through two distinct process technologies based on indirect oxidation (peroxidation) processes that yield co-products. One process yields tertiary butyl alcohol ("TBA") as the co-product; the other process yields styrene monomer ("SM") as the co-product. The two technologies are mutually exclusive such that either a dedicated PO/TBA plant or a dedicated PO/SM plant must be built. ARCO Chemical's other major products include PO derivatives (which include polyols and propylene glycols ("PG")), TBA derivatives (which include MTBE and ethyl tertiary butyl ether ("ETBE")), and SM derivatives (including polystyrenics). In January 1995, ARCO Chemical entered into a long-term arrangement with Rhone Poulenc for a supply of toulene di-isocyanate ("TDI"). ARCO Chemical will market TDI to customers.

  ARCO Chemical's principal chemical facilities are located in: Bayport, Texas (PO, TBA and various derivatives including PG); Channelview, Texas (PO, SM and various derivatives including polyols and MTBE); Monaca (Beaver Valley), Pennsylvania (SM derivatives); Rotterdam, The Netherlands (PO, TBA and various derivatives including PG and MTBE); Fos-sur-Mer, France (PO, TBA and various derivatives including PG, polyols and MTBE); and a joint venture in Chiba, Japan (PO and SM). Other production facilities include facilities for the production of polystyrenics at Painesville, Ohio and polyols at South Charleston and Institute, West Virginia, Rieme, Belgium, Kaohsiung, Taiwan, and Anyer, West Java, Indonesia. ARCO Chemical owns a majority equity interest in the second PO/SM plant at Channelview, Texas, completed in 1992. The two equity investors in the plant, which are limited partners, each take a substantial portion of the SM output of the plant through long-term processing agreements.

  The following table shows ARCO Chemical's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for PO, TBA, SM and certain key derivatives:

         PRODUCT                          U.S.                                  INTERNATIONAL
         -------                         ------                                 -------------
         PO                               2,315                                     1,290
         Polyols                            655                                       595
         PG                                 520                                       340
         TBA                              2,870                                     2,395
         SM                               2,525                                       740
         MTBE--Bbls/day                  30,000                                    28,500

  Capacities shown are the production capacities that, as of December 31, 1994, ARCO Chemical believes it can obtain based upon plant design and subject to certain onstream factors, product mix and other variable factors. Capacities shown include the full capacity of onstream joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time. In addition, ARCO Chemical currently has processing arrangements at third party facilities pursuant to which it has the capacity to produce an additional 20,000 barrels per day of MTBE.

  The following table sets forth ARCO Chemical's key product volumes sold to and processed for customers for the periods indicated:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1994  1993  1992
                                                               ----- ----- -----
                                                                  (MILLIONS)
PO and derivatives (pounds)................................... 3,699 3,356 3,055
SM and derivatives (pounds)................................... 2,496 2,084 1,434
TBA and derivatives (gallons)................................. 1,004 1,164 1,092

  Total sales and other operating revenues for ARCO's intermediate chemicals and specialty products segment for the years ended December 31, 1994, 1993 and 1992 were $3,423 million, $3,192 million, and $3,100 million, respectively, including immaterial amounts for sales and services to Lyondell.

  In addition to raw material purchase agreements and product sales or processing agreements with unrelated third parties, ARCO Chemical has agreements with ARCO and Lyondell which provide for, among other things, the purchase, sale and processing of various products and feedstocks. ARCO Chemical sells MTBE at contract prices to ARCO for use in the production of the Company's reformulated gasolines. During 1991, ARCO and ARCO Chemical entered into long-term sales agreements providing for delivery of fixed quantities of MTBE. Lyondell provides to ARCO Chemical a portion of the feedstocks purchased by ARCO Chemical for use at its chemical manufacturing facilities in Texas. Lyondell also provides certain plant services at these facilities. ARCO Chemical in turn provides certain feedstocks and supplies to Lyondell. ARCO Chemical is also a party to certain service agreements and other arrangements with the Company and Lyondell.

  For additional information about ARCO Chemical, a copy of ARCO Chemical's 1994 Annual Report to Stockholders and 1994 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, ARCO Chemical Company, 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387. ARCO Chemical's telephone number is (610) 359-2000.

                          EQUITY INTEREST IN LYONDELL

  ARCO owns a 49.9 percent equity interest in Lyondell, which is accounted for on the equity method. Prior to 1989, Lyondell was a wholly owned subsidiary of ARCO. In August 1994, ARCO completed an offering of Exchangeable Notes due 1997 which can be exchanged at maturity into Lyondell Common Stock or, at ARCO's option, cash of an equal value. If ARCO elects to deliver shares of Lyondell Common Stock at maturity, ARCO's equity interest in Lyondell will be substantially reduced or eliminated. ARCO currently owns 39.9 million shares of Lyondell Common Stock. See Notes 7 and 20 of Notes to Consolidated Financial Statements on pages 43 and 49, respectively, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Lyondell is a manufacturer and marketer of petrochemicals and, through its interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), of refined petroleum products. Lyondell manufactures a wide variety of petrochemicals, including olefins (ethylene, propylene, butadiene, butylenes and specialty products), polyolefins (polyethylene and polypropylene), methanol and MTBE. Lyondell's refining business is conducted through its approximate 90 percent participation interest in LCR, which operates a 265,000-barrel-per-day refinery in Houston, Texas (the "Houston Refinery"). LCR sells the majority of the gasoline, jet fuel and heating oil it produces to CITGO Petroleum Corporation ("CITGO"), which currently has an approximate 10 percent interest in LCR. LCR also produces fuel oil, aromatics and lubricants.

  For the year ended December 31, 1994, Lyondell recorded total revenues of approximately $309 million from sales to ARCO Chemical. Lyondell also provides certain plant services at ARCO Chemical's Texas facilities. ARCO Chemical in turn provides certain feedstocks and supplies to Lyondell. See "Downstream-- Intermediate Chemicals and Specialty Products."

  Lyondell historically purchased a portion of its crude oil, natural gas and NGLs requirements from ARCO. Lyondell currently purchases certain of these requirements from ARCO and Vastar at prices based on prevailing market prices. In addition, Lyondell and ARCO have entered into a services agreement and various leases, technology transfers and licenses and other arrangements. During 1994, Lyondell paid ARCO and its consolidated subsidiaries an aggregate of $44 million under these agreements, arrangements and transactions and received an aggregate of $314 million.

  In July 1993, Lyondell entered into arrangements with CITGO and other affiliates of the Venezuelan National Oil Company, Petroleos de Venezuela, S.A. ("PDVSA") that, among other things, established LCR as the entity that owns and operates the Houston Refinery. LCR is undertaking a major upgrade project to create a world-class facility capable of refining very heavy grades of crude oil into valuable light products, including reformulated gasoline and low-sulfur diesel. Completion of the upgrade project is anticipated in late 1996 or early 1997. An affiliate of PDVSA, Lagoven, has entered into a 25-year supply agreement pursuant to which it supplies Venezuelan crude oil to LCR. CITGO has entered into a long-term agreement to purchase the Houston Refinery's gasoline, jet fuel, heating oil and low-sulfur diesel at market-based prices. Upon completion of the upgrade project, when it receives credit for its project-related contributions, CITGO's interest in LCR will increase to approximately 40 percent. CITGO also has a one-time option following completion of the upgrade to make an additional contribution to LCR in order to increase its interest up to 50 percent.

  For additional information about Lyondell, a copy of Lyondell's 1994 Annual Report to Stockholders and 1994 Annual Report on Form 10-K can be obtained by writing to Investor Relations, Lyondell Petrochemical Company, One Houston Center, 1221 McKinney Street, Houston, Texas 77010. Lyondell's telephone number is (713) 652-7200.

                                CAPITAL PROGRAM

  The Company's capital expenditures for additions to fixed assets (including dry hole costs) totaled approximately $1.65 billion in 1994 and are budgeted at $1.9 billion for 1995. The levels of future capital expenditures may be affected by business conditions in the industry, particularly possible changes in prices of and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures.

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

  The U.S. coal industry serves competitive U.S. markets, where the availability of specific transportation arrangements, primarily rail transportation, are often a key element in competition because transportation costs are a significant component of the delivered price of coal. Almost all of the Company's U.S. coal customers are electric utilities. The Company's Australian mines are export-oriented, largely to North Asia, and face worldwide competition from Canadian, Indonesian, South African, U.S. and other Australian producers.

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

                                HUMAN RESOURCES

  As of December 31, 1994, ARCO had approximately 23,200 full-time equivalent employees, of whom approximately 12 percent were represented by collective bargaining agents.

                           RESEARCH AND DEVELOPMENT

  ARCO engages in research for new and improved products and methods for operating its businesses principally at three facilities located at Plano, Texas, Newtown Square, Pennsylvania and Anaheim, California. Total research and development expenses were $109 million, $109 million and $89 million in 1994, 1993 and 1992, respectively.

                             ENVIRONMENTAL MATTERS

 Site Remediation

  The Company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), and the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation Recovery Act of 1976 ("RCRA"), which may require the Company to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. The Company is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites that were formerly owned by ARCO. The Company may in the future be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The ultimate amount of the future costs associated with such environmental assessments and cleanups is indeterminable due to such factors as the unknown nature and/or extent of contaminants at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of the Company's liability in proportion to other responsible parties. In addition, environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO. The Company continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing, extent and method of remedial actions required by the applicable governmental authorities and an evaluation of the amount of the Company's liability considered in light of the liability and financial wherewithal of the other responsible parties. As the scope of the Company's obligation becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against the Company's earnings.

  The Company's environmental remediation reserve of $670 million at December 31, 1994 covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. The Company has been named a potentially responsible party ("PRP") for 126 sites. The number of PRP sites in and of itself does not represent a relevant measure of liability, because the nature and extent of environmental concerns vary from site to site and the Company's share of responsibility varies from sole responsibility to very little responsibility. The Company reviews all of the PRP sites along with other sites as to which no claims have been asserted, in estimating the amount of accrual. The Company's future costs for these sites could exceed the amount reserved by as much as $1 billion.

  Approximately half of the reserve relates to sites associated with the Company's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component relates to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites that received wastes from these facilities. The Company is also the subject of certain material legal proceedings described below under the caption "Material Environmental Litigation." The remainder relates to sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 15 percent of the total reserve. Substantially all amounts reserved are expected to be paid out over the next five to six years.

 Clean Air

  The Federal Clean Air Act Amendments of 1990 (the "1990 Clean Air Act Amendments") and various state and local laws and regulations impose certain air quality requirements. Among other things, the 1990 Clean Air Act Amendments effectively require the manufacture and sale of reformulated and oxygenated gasolines in areas not meeting specified air quality standards. These EPA requirements became effective January 1, 1995 for the nine U.S. cities, including Los Angeles and San Diego, with the worst ozone pollution. The CARB's specifications for reformulated gasoline, which are stricter than the EPA requirements, become effective March 1, 1996. To comply with the EPA air quality requirements, during 1994 ARCO completed major modifications at its Los Angeles Refinery. In order to meet the CARB standards with 100 percent of the gasoline produced at the Los Angeles Refinery, ARCO is continuing to make additional modifications. The Company does not anticipate any material adverse effect upon its consolidated financial position as a result of compliance with such environmental laws and regulations.

  In 1992 the South Coast Air Quality Management District ("AQMD"), which sets environmental standards for a five county area of Southern California, proposed a Regional Clean Air Incentives Market ("RECLAIM") program for the buying and selling of emission credits. On October 15, 1993, after several modifications, AQMD adopted the program, which monitors emission reductions and provides companies with "credits" for achieving emission reductions below targeted levels. These "credits" may be bought and sold to satisfy compliance. Under this program, the Los Angeles Refinery must, by 2003, achieve overall reductions from 1992 levels of oxides of nitrogen (NOx) by 63 percent and oxides of sulfur (SOx) by 83 percent.

 Environment-Related Expenditures

  For the past three years, the Company's environment-related expenditures have been comprised of both capital expenditures and operating expenses. Environment-related capital expenditures include the cost of projects to reduce and/or eliminate pollution and contamination in the future and the cost of modifications to the Company's manufacturing facilities necessary to comply with the aforementioned federal, state and local air quality laws and regulations. Environment-related operating costs include both costs to eliminate, control or dispose of, pollutants, as well as costs to remediate previously contaminated sites. Sites are remediated using a variety of techniques, including on-site stabilization, bioremediation, soil removal, pump and treat and other methods as deemed appropriate for each specific site.

  For the past three years, the Company's environment-related capital expenditures have averaged approximately $320 million per year. The Company anticipates environment-related capital programs of approximately $275 million and $140 million for 1995 and 1996, respectively. For the past three years, the Company's operating expenses for the remediation of previously contaminated properties either compelled or likely to be compelled in the foreseeable future by government or third parties have averaged approximately $160 million per year. Cash payments for site remediation have averaged
$176 million per year over the same period. The Company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For the past three years, the Company estimates that its operating expenses related to these ongoing costs have averaged approximately $260 million per year.

  In addition to the reserve for environmental remediation costs, the Company has also accrued, as of December 31, 1994, $848 million for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

 Material Environmental Litigation

  Pursuant to the authority provided under Superfund, the State of Montana has asserted claims against ARCO for compensation for damage to natural resources up to the maximum amount allowed by 42 United States Code (S)9607. These alleged damages, arising out of ARCO's or its predecessors' alleged activities, include restoration and compensable damages, assessment costs, and prejudgment interest. These claims, which relate to the four Upper Clark Fork River Basin Superfund sites in Montana, have been filed both as a lawsuit and an informal letter claim against the Company. The lawsuit, styled Montana v. ARCO, ex rel., was filed on December 12, 1983, in the United States District Court for the District of Montana (Case No. CV-83-317-HLN-PGH). In January 1995, the State revised its demand for payment of damages from ARCO for alleged injuries to natural resources resulting from mining and mineral processing operations. The revised demand is for $635.4 million. ARCO is contesting the amount of this demand and defending the lawsuit. In addition, on October 17, 1994, The Confederated Salish and Kootenai Tribes of the Flathead Reservation ("Tribes"), filed a motion to intervene in Montana v. ARCO. Pursuant to this motion, the Tribes, as trustees, have asserted claims against ARCO for alleged damage to and loss of natural resources located in the Clark Fork River Basin in southwest Montana. The Court has not yet ruled on the Tribes' motion.

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

  In addition, the State of Colorado has filed a natural resource damage claim which relates to the Rico-Argentine Mine Site. This claim was originally filed against the Superfund itself as an administrative claim with the EPA; it has been denied by the EPA. While this claim has not been actively pursued by the State, it currently remains unresolved.

  ARCO and its subsidiary, Atlantic Richfield Hanford Company ("ARHCO"), and several other companies who have served as government contractors at the Hanford Nuclear Reservation in south central Washington State (the "Reservation") are named as defendants in a consolidated complaint in the United States District Court for the Eastern District of Washington. Presently, this action is proceeding on the basis of a consolidated complaint filed on April 19, 1991 (the "Consolidated Complaint") which is titled In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). The Consolidated Complaint is brought on behalf of numerous individuals and several purported classes of persons. The Consolidated Complaint alleges that the defendant government contractors accidentally or deliberately released radioactive and non-radioactive toxic and hazardous substances generated at the Reservation into the surrounding air, water and ground. The Consolidated Complaint seeks extensive relief on behalf of the individual and class plaintiffs, broad injunctive and declaratory relief pursuant to CERCLA, and seeks attorneys' fees and costs. The claims against ARCO and ARHCO arise out of the performance by ARHCO of a contract with the Atomic Energy Commission to provide chemical processing, waste management and support services at HNR from 1967 to 1977. In October 1994, the Department of Energy determined that the government will indemnify ARCO and ARHCO for any judgment or settlement in the action pursuant to the contract between ARHCO and the Atomic Energy Commission and the provisions of the Price-Anderson Act.

  Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States and private plaintiffs against Exxon, Alyeska Pipeline Service Company ("Alyeska"), and Alyeska's owner companies (including ARCO, which owns approximately 21 percent). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by all but a handful of private plaintiffs. Certain issues relating to liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies, on the other hand.

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

 Conclusion

  Environmental concerns, including the minimization and prevention of environmental contamination from ongoing operations, and the cost-effective remediations of existing contaminated sites, continue to be vital factors in the Company's future planning. See Note 12 of Notes to Consolidated Financial Statements on pages 44-45, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

THE COMPANY

  On March 23, 1979, in the case of Van Vranken, et al. v. Atlantic Richfield, two California service station dealers purporting to represent a class of all resellers of gasoline, aviation fuels, butane and propane sued the Company in the United States District Court for the Northern District of California (Case No. C-79-0627-SW) for allegedly willfully violating the Department of Energy's ("DOE") 1973-1981 price regulations by unlawfully inflating its costs of crude oil eligible for recovery. On March 25, 1986, the District Court certified the plaintiffs as representatives of the class. In September 1993, the United States Court of Appeals for the Federal Circuit affirmed, without opinion, the trial court's judgment against ARCO. In October 1994, the Court of Appeals denied the Company's request for reconsideration. The parties have settled the case and the settlement has been approved by the District Court.

  On June 7, 1989, the City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corporation brought suit in the Supreme Court of the State of New York for the County of New York (Case No. 14365/89) against six alleged former lead pigment manufacturers or their successors (including ARCO as successor to International Smelting and Refining Company ("IS&R"), a former subsidiary of The Anaconda Company), and the Lead Industries Association ("LIA"), a trade association. Plaintiffs seek to recover damages in excess of $50 million including (i) past and future costs of abating lead-based paint from housing owned by New York City and the New York City Housing Authority; (ii) other costs associated with dealing with the presence of lead-based paint in that housing and privately owned housing; and
(iii) any amounts paid by the City or the Housing Authority to tenants because of injuries caused by the ingestion of lead-based paint. Plaintiffs also seek punitive damages and attorney fees. The court has dismissed plaintiffs' negligence and strict liability claims and, pursuant to stipulation, dismissed with prejudice plaintiffs' claims for indemnification arising from third-party personal injury claims resolved before March 15, 1993, and dismissed without prejudice claims for indemnification brought after that date. On June 2, 1994, the trial court entered an order dismissing plaintiffs' remaining claims for restitution and indemnification, from which plaintiffs noticed an appeal on June 20, 1994. Plaintiffs' only remaining claim in the trial court is their fraud claim.

  On August 25, 1992, ARCO (as successor to IS&R) was added as a defendant to a purported class action suit pending in the Court of Common Pleas in Cuyahoga County (Cleveland), Ohio, Jackson, et al. v. The Glidden Company, et al. (Case No. 236835), which seeks on behalf of the three named plaintiffs, and all other persons similarly situated in the state of Ohio, money damages for injuries allegedly suffered from exposure to lead paint, punitive damages, and an order requiring defendants to remove and abate all lead paint applied to any building in Ohio. The suit names as defendants, in addition to ARCO, the LIA and 16 companies alleged to have participated in the manufacture and sale of lead pigments and paints and includes causes of action for strict product liability, negligence, breach of warranty, fraud, nuisance, restitution, negligent infliction of emotional distress, and enterprise, market share and alternative liability. On July 29, 1993, the Court entered an order granting defendants' motion to dismiss the complaint on the grounds that Ohio law does not recognize market share, enterprise, or alternative liability causes of action in this case. On December 8, 1994, the Ohio State Court of Appeals reversed the final court's rulings on market share and alternative liability and affirmed its ruling on enterprise liability. On January 13, 1995, defendants' motion asking the Court of Appeals to reconsider its decision was denied.

  In addition, the Company is a defendant in several lawsuits brought by individuals that allege injury from exposure to lead paint. These cases, in the aggregate, are not material to the financial condition of the Company.

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

  ARCO Chemical has discovered that certain organic waste material is situated in the soil and ground water at portions of its Monaca, Pennsylvania (Beaver Valley) plant. In 1994, ARCO Chemical entered into a Consent Order and Agreement (the "Consent Agreement") with the Pennsylvania Department of Environmental Resources ("PADER") pursuant to which ARCO Chemical and PADER agreed upon a work plan for testing and remedial process design with regard to the conditions at the plant. Under the terms of the Consent Agreement, ARCO Chemical paid civil penalties totaling $363,000 in 1994. Under the terms of the Consent Agreement, ARCO Chemical must pay an additional penalty of $63,000 each year until the commencement of active remediation at the plant, after which the amount of such annual penalty shall be reduced based on the extent of remediation commenced at the plant. ARCO Chemical has an agreement with Beazer East, Inc., the successor to Koppers Inc. (the previous owner of the Beaver Valley plant), whereby Beazer East, Inc. agreed to pay for approximately 50 percent of the cost of the remediation.

  ARCO and Snyder Oil Corporation received Notices of Violation ("NOV") from the United States Environmental Protection Agency Region VIII alleging that certain equipment at the Riverton Dome Gas Plant had been installed and operated without permits required by the Clean Air Act's Prevention of Significant Deterioration regulations. ARCO's NOV related to the period of time during which ARCO owned and operated the plant; Snyder's related to the period of time after it purchased the plant from ARCO. ARCO and Snyder entered into a consent decree with the United States to settle these claims; the decree has now been entered by the court. The decree assessed the penalty against both ARCO and Snyder without specifying an allocation between the two; pursuant to the indemnity provisions of the purchase and sale agreement between it and Snyder, ARCO paid Snyder's portion of the penalty also; the civil penalty agreed to in the decree totalled $875,000.

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

  On January 17, 1994, Southern California experienced a major earthquake that caused widespread property damage and major disruptions to utilities and highways. Certain of ARCO's assets located in the region experienced varying degrees of damage. A common carrier crude oil pipeline suffered ruptures, one of which was involved in a fire of unknown origin. In addition, there was one person injured, property damage, and oil spills into the Santa Clara and Los Angeles Rivers. Each of the Los Angeles District Attorney and the State of California Attorney General have notified the Company that pursuant to various state statutes, some of which impose liability without fault, penalties and damages in excess of $100,000 may be imposed on the Company. Negotiations are currently in progress. A class action lawsuit has been filed seeking damages in excess of $10 million plus punitive damages on behalf of individuals alleged to have been injured in the pipeline ruptures.

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

TAX MATTERS

  On December 23, 1994, the Internal Revenue Service issued a Notice of Deficiency for income tax relating to tax years 1983 through 1988. The Notice was issued shortly in advance of the expiration of the applicable statute of limitations. The aggregate amount of income tax asserted on the face of the Notice is $537 million plus interest. ARCO has paid to the Internal Revenue Service the amount of tax (and interest) that it believes is due and intends to file a petition in the U.S. Tax Court in March 1995 challenging the balance of the additional federal income tax set forth in the Notice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                               ----------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of Registrant as of February 27, 1995.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(A)(B)
 ----------------------           ---------------------------------------------
Lodwrick M. Cook, 66      Mr. Cook has been Chairman of the Board of ARCO since January
 Chairman of the Board    1986 and a director since June 1980. He served as Chief Exec-
 and Director             utive Officer (October 1985-June 1994), President (October
                          1985-January 1986), Chief Operating Officer--Products (May
                          1984-October 1985), Executive Vice President (June 1980-May
                          1984) and a Senior Vice President of ARCO (September 1977-
                          June 1980), and President of ARCO Transportation Company
                          (January 1979-June 1980). He has been an officer of the Com-
                          pany since 1970.

Mike R. Bowlin, 52        Mr. Bowlin has been Chief Executive Officer since July 1,
 President, Chief         1994, President and Chief Operating Officer of ARCO since
 Executive Officer,       June 1, 1993 and a director since June 1992. He served as Ex-
 Chief Operating Officer  ecutive Vice President (June 1992-May 1993) and Senior Vice
 and Director             President of ARCO (August 1985-June 1992), President of ARCO
                          International Oil and Gas Company (November 1987-June 1992),
                          President of ARCO Coal Company (August 1985-July 1987), Se-
                          nior Vice President of International Oil and Gas Acquisitions
                          (July 1987-November 1987), a Vice President of ARCO (October
                          1984-July 1985) and a Vice President of ARCO Oil and Gas Com-
                          pany (April 1981-December 1984). He has been an officer of the Company since October 1984.

Ronald J. Arnault, 51     Mr. Arnault has been an Executive Vice President of ARCO and
 Executive Vice           a director since October 1987. He is also ARCO's Chief Finan-
 President, Chief         cial Officer (June 1984-July 1990 and July 1992 to present).
 Financial Officer and    He was a Senior Vice President of ARCO (June 1980-October
 Director                 1987) and President of ARCO Solar Industries (January 1980-
                          June 1984). He has been an officer of the Company since 1977.

Anthony G. Fernandes, 49  Mr. Fernandes has been an Executive Vice President of ARCO
 Executive Vice           and a director since September 1994. He served as a Senior
 President and Director   Vice President of ARCO and President of ARCO Coal Company
                          (July 1990-September 1994), Vice President and Controller of
                          ARCO (July 1987-July 1990), a Vice President of ARCO Oil and
                          Gas Company (January 1985-July 1987) and a Vice President of
                          Anaconda Minerals (May 1981-January 1985). He has been an of-
                          ficer of the Company since 1987.

William E. Wade, Jr., 52  Mr. Wade has been an Executive Vice President of ARCO and a
 Executive Vice           director since June 1993. He served as a Senior Vice Presi-
 President and Director   dent of ARCO (May 1987-May 1993), President of ARCO Oil and
                          Gas Company (October 1990-May 1993), President of ARCO Alas-
                          ka, Inc. (July 1987-July 1990), a Vice President of ARCO
                          (1985-1987) and a Vice President of ARCO Exploration Company
                          (1981-1985). He has been an officer of the Company since
                          1985.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(A)(B)
 ----------------------           ---------------------------------------------
H. L. Bilhartz, 48        Mr. Bilhartz has been a Senior Vice President of ARCO since
 Senior Vice President    July 1990 and President of ARCO Exploration and Production
                          Technology since June 1994. He served as President of ARCO
                          Alaska, Inc. (July 1990-May 1994), a Vice President of ARCO
                          (June 1987-July 1990), President of ARCO Coal Company (July
                          1987-July 1990), Vice President and Managing Director for
                          ARCO British Limited and ARCO Netherlands in London (1985-
                          1987), Vice President of Finance, Control and Planning, of
                          ARCO International Oil and Gas Company (1984-1985) and Vice
                          President and District Manager for ARCO Oil and Gas Company
                          (1983-1984). He has been an officer of the Company since
                          1987.

E. Kent Damon, Jr., 52    Mr. Damon has been a Senior Vice President of ARCO since July
 Senior Vice President    1990 and President of ARCO Asia Pacific Ltd. since August
                          1993. He was Senior Vice President, Planning and Control
                          (July 1990-July 1993) and Vice President and Investment Offi-
                          cer of ARCO (August 1985-February 1991) and President and
                          Chief Investment Officer of ARCO Investment Management Com-
                          pany (December 1987-February 1991). He has been an officer of the Company since 1985.

Kenneth R. Dickerson, 59  Mr. Dickerson has been a Senior Vice President, External Af-
 Senior Vice President    fairs, for ARCO since July 1988. He served as Vice President and General Tax Officer (October 1985-June 1988) and Deputy
                          General Counsel--Resources of ARCO (September 1983-October
                          1985) and Associate General Counsel for ARCO Oil and Gas Com-
                          pany (September 1982-September 1983). He has been an officer of the Company since 1985.

Marlan W. Downey, 63      Mr. Downey has been a Senior Vice President of ARCO and Pres-
 Senior Vice President    ident of ARCO International Oil and Gas Company since June
                          1992. He was Senior Vice President of ARCO International Oil
                          and Gas (1990-1992). He has been an officer of the Company since 1992.

Marie L. Knowles, 48      Mrs. Knowles has been a Senior Vice President of ARCO and
 Senior Vice President    President of ARCO Transportation Company since June 1993. She served as Vice President and Controller of ARCO (July 1990-
                          May 1993), Vice President of Finance, Control and Planning,
                          of ARCO International Oil and Gas Company (July 1988-July
                          1990), and Assistant Treasurer of Banking of ARCO (October
                          1986-July 1988). She has been an officer of the Company since
                          1990.

Stephen R. Mut, 44        Mr. Mut has been a Senior Vice President of ARCO and Presi-
 Senior Vice President    dent of ARCO Coal Company since September 1994. He was Senior
                          Vice President of Operations for ARCO International Oil and
                          Gas Company (1991-1994). He has been an officer of the Com-
                          pany since 1994.

  NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
        RICHFIELD                 FIVE YEARS AND PERIOD SERVED AS OFFICER(A)(B)
 ----------------------           ---------------------------------------------
 William C. Rusnack, 50   Mr. Rusnack has been a Senior Vice President of ARCO since
  Senior Vice President   July 1990 and President of ARCO Products Company since June
                          1993. He was President of ARCO Transportation Company (July
                          1990-May 1993), Vice President, Corporate Planning, of ARCO
                          (June 1987-July 1990) and Senior Vice President, Marketing
                          and Employee Relations, of ARCO Oil and Gas Company (1985-
                          1987). He has been an officer of the Company since 1987.

 J. Kenneth Thompson, 43  Mr. Thompson has been a Senior Vice President of ARCO and
  Senior Vice President   President of ARCO Alaska, Inc. since June 1994. He was a Vice
                          President of ARCO and a Vice President of ARCO Exploration
                          and Production Technology (June 1993-June 1994) and as Senior
                          Vice President, Western District, of ARCO Oil and Gas Company
                          (January 1990-June 1993). He has been an officer of the Com-
                          pany since 1994.

 Thomas W. Velleca, 61    Mr. Velleca has been a Senior Vice President, Exploration, of
  Senior Vice President   ARCO since September 1994. He was the Senior Vice President,
                          Exploration, of ARCO International Oil and Gas Company (April
                          1993-September 1994). He retired from Shell Oil Company in 1987.
                          He has been an officer of the Company since September 1994.

 Bruce G. Whitmore, 50    Mr. Whitmore has been the Senior Vice President, General
  Senior Vice President,  Counsel and Corporate Secretary of ARCO since January 1,
  General Counsel and     1995. He served as Vice President and General Counsel for
  Corporate Secretary     ARCO Chemical Company (October 1990-December 1994) and as As-
                          sociate General Counsel, Finance and Corporate Affairs, of
                          ARCO (June 1986-September 1990). He has been an officer of the Company since January 1995.

 Allan L. Comstock, 51    Mr. Comstock has been a Vice President and Controller of ARCO
  Vice President and      since June 1993. He was a Vice President of ARCO Chemical
  Controller              Company (October 1989-June 1993) and General Auditor of ARCO
                          (November 1985-October 1989). He has been an officer of the
                          Company since 1993.

 Terry G. Dallas, 44      Mr. Dallas has been a Vice President of ARCO since June 1993
  Vice President and      and Treasurer since January 1994. He was Vice President, Cor-
  Treasurer               porate Planning (June 1993-January 1994) and Assistant Trea-
                          surer, Corporate Finance of ARCO (1990-1993) and Manager, Fi-
                          nance, Control and Planning, ARCO British, Ltd. (1988-1990).
                          He has been an officer of the Company since July 1993.

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

  Certain statements under this heading are summaries of provisions of the Certificate of Incorporation of ARCO, as adopted upon the reincorporation of the Company into a Delaware corporation on May 7, 1985, and do not purport to be complete. A copy of the Restated Certificate of Incorporation, as of June 27, 1994, is filed as an exhibit hereto. The summaries make use of certain terms defined in the Certificate of Incorporation and are qualified in their entirety by reference thereto.

  The term "$3.00 Preference Stock" refers to the Company's $3.00 Cumulative Convertible Preference Stock, par value $1 per share. The term "$2.80 Preference Stock" refers to the Company's $2.80 Cumulative Convertible Preference Stock, par value $1 per share. The term "Preferred Stock" refers to the Company's Preferred Stock, par value $.01 per share; this class of Preferred Stock was authorized by stockholders on May 3, 1993. The term "Common Stock" refers to the Company's Common Stock, par value $2.50 per share.

  The following is a summary of the capital stock of ARCO as of December 31, 1994.

                                                         SHARES      SHARES
                                                       AUTHORIZED  OUTSTANDING
                                                       ----------- -----------
      $3.00 Preference Stock..........................      78,089      73,721
      $2.80 Preference Stock..........................     833,776     794,796
      Preferred Stock.................................  75,000,000         --
      Common Stock.................................... 600,000,000 160,753,966*

- --------
*  Excludes treasury stock.

  Certain Treasury Stock Purchases. From time to time ARCO may purchase Common Stock on the open market and contribute it to treasury in order to satisfy its obligations upon conversion of the $3.00 and $2.80 Preference Stocks and upon exercise of stock options. In addition, in connection with ARCO's Capital Accumulation and Savings Plans, ARCO may from time to time purchase Common Stock on the open market and contribute it to treasury pending delivery of Common Stock in satisfaction of employer and employee contributions thereunder.

  Power of Board to Determine Terms of Preferred Stock. Under the Certificate of Incorporation, as amended following approval by stockholders on May 3, 1993, the Board is authorized to issue, at any time or from time to time, one or more series of Preferred Stock at its discretion. In addition, the Board has the power to determine all designations, powers, preferences and the rights of such stock and any qualifications, limitations and restrictions, including but not limited to: (i) the designation of series and numbers of shares; (ii) the dividend rights, if any; (iii) the rights upon liquidation or distribution of the assets of the Company, if any; (iv) the conversion or exchange rights, if any; (v) the redemption provisions, if any; and (vi) the voting rights, if any.

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

                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                        1994                                1993
                         ----------------------------------- -----------------------------------
                           4TH      3RD      2ND      1ST      4TH      3RD      2ND      1ST
                         -------- -------- -------- -------- -------- -------- -------- --------
Common Stock:
 Market price per share
   High................. $108 3/4 $109 1/2 $104 1/2 $112 3/8 $116 1/4 $117 3/8 $127 3/4 $122
   Low.................. $ 97 5/8 $ 99 5/8 $ 92 1/2 $ 93 1/2 $100 1/2 $109 3/8 $113 1/8 $107 1/2
 Cash dividends per
  share................. $1.375   $1.375   $1.375   $1.375   $1.375   $1.375   $1.375   $1.375
$3.00 Convertible
  Preference Stock:
 Market price per share
   High................. $717 1/2 $736     $697     $731     $749 3/4 $780 1/2 $834 1/2 $776
   Low.................. $675 3/4 $711     $648 1/2 $648 1/2 $730     $760     $806 1/2 $745 1/2
 Cash dividends per
  share................. $0.75    $0.75    $0.75    $0.75    $0.75    $0.75    $0.75    $0.75
$2.80 Convertible
 Preference Stock:
 Market price per share
   High................. $259 3/4 $259 3/4 $247 1/4 $263 1/2 $275 1/4 $279 3/4 $302 3/4 $287
   Low.................. $234 1/2 $241     $226 1/2 $228     $245     $262 1/2 $277     $260 3/4
 Cash dividends per
  share................. $0.70    $0.70    $0.70    $0.70    $0.70    $0.70    $0.70    $0.70

  Prices in the foregoing table are from the New York Stock Exchange composite tape. On February 27, 1995 the high price per share was $109 3/8 and the low price per share was $108 5/8.

  As of December 31, 1994, the approximate number of holders of record of Common Stock of ARCO was 100,000. The principal markets in which ARCO's Common Stock is traded are listed on the cover page.

  The quarterly dividend rate for Common Stock was increased to $1.375 per share in January 1991. On January 23, 1995, a dividend of $1.375 per share was declared on Common Stock, payable on March 15, 1995 to stockholders of record on February 17, 1995. Future cash dividends will depend on earnings, financial conditions and other factors; however, the Company presently expects that dividends will continue to be paid.

ITEM  6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for ARCO:

                                              YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                     1994(1)(2) 1993(1) 1992(1) 1991(3)  1990
                                     ---------- ------- ------- ------- -------
                                        (MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales and other operating revenues
 (including excise taxes)...........  $16,552   $18,487 $18,668 $18,191 $18,836
Income before changes in accounting
 principles.........................  $   919   $   269 $ 1,193 $   709 $ 1,688
Net income..........................  $   919   $   269 $   801 $   709 $ 2,011
Earned per share before changes in
 accounting principles..............  $  5.63   $  1.66 $  7.39 $  4.39 $ 10.20
Earned per share....................  $  5.63   $  1.66 $  4.96 $  4.39 $ 12.15
Cash dividends per common share.....  $  5.50   $  5.50 $  5.50 $  5.50 $  5.00
Total assets........................  $24,563   $23,894 $24,256 $24,492 $23,864
Long-term debt and capital lease
 obligations........................  $ 7,198   $ 7,089 $ 6,227 $ 5,989 $ 5,997

- --------
(1) See Note 2 of Notes to Consolidated Financial Statements regarding unusual items on page 39.

(2) Includes after-tax gain of $273 million from issuance of stock by Vastar Resources, Inc.

(3) Includes a net provision of $312 million after tax related to reorganization of Lower 48 oil and gas operations, companywide work force reduction, and the writedown of certain assets.

                                                                            ARCO

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operating results in 1994 improved compared to 1993 as a result of approximately $250 million after tax in first-year savings from ARCO's cost reduction program, higher earnings from ARCO's chemical interests in Lyondell Petrochemical Company (Lyondell) and ARCO Chemical Company (ARCO Chemical), and higher natural gas sales volumes. These improvements were partially offset by lower crude oil and natural gas prices and reduced refining and marketing margins.

Earnings from Operations


Millions                             1994     1993     1992

Net income                          $ 919    $ 269   $  801
Special items (benefit) charge        (40)     545     (140)
Accounting changes                     --       --      392
                                    -----    -----   ------
Operating results                   $ 879    $ 814   $1,053
                                    =====    =====   ======

     Operations in 1993, compared to 1992, benefited from improved margins and higher gasoline sales volumes in ARCO's West Coast refining and marketing operations, higher coal sales volumes and higher natural gas prices. These benefits were more than offset by lower crude oil prices and volumes, lower natural gas volumes, higher exploration and selling, general and administrative (SG&A) expenses and lower after-tax earnings from transportation operations.

Special Items After Tax


Millions                                   1994     1993     1992

Restructuring charges                     $(210)   $(404)   $  --
Gain on issuance of subsidiary stock        273       --       --
Future environmental remediation            (48)     (52)     (73)
Deferred tax impact of rate change           --      (65)      --
Settlement of asset nationalization          --       --      136
Deferred gain, Lyondell                      --       --      111
Other, net                                   25      (24)     (34)
                                          -----    -----    -----
Total special items benefit (charge)      $  40    $(545)   $ 140
                                          =====    =====    =====

RESULTS OF CONSOLIDATED OPERATIONS

                                    REVENUES

     The sale of ARCO's Brazilian marketing operations in December 1993 resulted in reduced operating revenues in 1994. At the same time, increased crude oil trading and natural gas marketing activity, higher chemical prices and volumes, natural gas volumes and excise taxes were offset by lower crude oil prices and volumes, and lower prices for refined products and natural gas. In 1993, increased natural gas marketing volumes and higher refined and chemical products sales volumes and natural gas prices were more than offset by lower crude oil prices, crude oil and natural gas volumes, decreased crude oil trading volumes and lower refined and chemical products prices.

     The increase in income from equity investments in 1994 primarily reflected Lyondell's higher earnings. ARCO has a 49.9% equity interest in Lyondell.

     The fluctuations in other revenues primarily reflected the impact of asset sales.

                                    EXPENSES

     The sale of ARCO's Brazilian marketing operations resulted in reduced trade purchases in 1994. At the same time, increased crude oil trading and natural gas marketing activity were offset by lower crude oil and natural gas prices. In 1993, lower crude oil trading prices and volumes and lower purchased volumes of finished refined products and chemical feedstocks resulted in reduced trade purchases. This reduction was partially offset by higher natural gas marketing volumes and prices.

     As a result of ARCO's cost reduction program, lease and other operating costs in oil and gas operations and refining and marketing operations were lower in 1994. These reductions were partially offset by higher operating costs as a result of increased production volumes for coal operations and ARCO Chemical, and by higher operating costs associated with the response to

                                                                            ARCO

findings of regulatory and owner company reviews of the Trans Alaska Pipeline System (TAPS). Litigation-related accruals, higher compensation and contract personnel costs associated with downstream and coal operations and higher maintenance costs, including turnarounds at three chemical plants, resulted in higher operating costs in 1993. Partially offsetting these increases were lower lease and other operating costs in oil and gas operations.

     The decline in exploration expense in 1994 reflected reduced activity as part of ARCO's cost reduction program, particularly in Alaska and the Lower 48. The increase in 1993 reflected higher dry hole costs in Alaska and increased activity overseas, partially offset by decreased activity in the Lower 48.

Selected Expenses


Millions                    1994     1993     1992

Operating expenses        $3,222   $3,293   $3,174
SG&A expenses             $1,705   $1,828   $1,724
Exploration expenses      $  455   $  667   $  567

     The sale of ARCO's Brazilian marketing operations and lower personnel costs in oil and gas operations resulted in reduced SG&A expenses in 1994. Higher compensation expense and higher delivery and advertising costs increased SG&A expenses in 1993.

     The sale of ARCO's Brazilian marketing operations also resulted in reduced taxes other than excise and income taxes in 1994. The decrease in 1993, compared to 1992, primarily resulted from lower production taxes related to lower crude oil prices and volumes.

     Excise taxes increased in 1994 as a result of the full-year effect in 1994 of the fourth quarter 1993 increase in federal excise taxes and a mandatory assumption of the collection responsibility for excise taxes on diesel fuel. The increase in 1993 primarily resulted from the fourth quarter 1993 federal excise tax increase, the full-year effect in 1993 of increased state excise taxes in 1992 and higher refined products sales volumes.

     Depreciation, depletion and amortization (DD&A) decreased in 1994 reflecting the absence of a $73 million accrual for plugging and abandonment of onshore wells recorded in 1993. This was partially offset by increased depreciation associated with the first full year of operation of the Gordonstone mine. The decrease in DD&A in 1993 resulted from the sale of Lower 48 oil and gas properties, partially offset by the $73 million plug and abandonment accrual.

     Personnel reductions associated with ARCO's cost reduction program were reported as unusual items in 1994. The fourth quarter 1993 reorganization of ARCO's Lower 48 oil and gas operations is reflected in unusual items expense and included $554 million before tax for writedowns for sale or other disposition of oil and gas properties and excess office space, in addition to charges for work force reductions. The 1992 unusual items comprised a settlement on assets nationalized by Iran and recognition of a previously deferred portion of the gain from the 1989 sale of a majority interest in Lyondell, partially offset by a charge related to the withdrawal by ARCO Chemical from a Korean joint venture.

                              GAIN ON ISSUANCE OF
                        STOCK BY VASTAR RESOURCES, INC.

     On July 5, 1994, Vastar Resources, Inc. (Vastar) consummated the sale of

                                                                            ARCO

17,250,000 shares of its common stock to the public at an initial offering price of $28 per share. Prior to the offering, Vastar was a wholly owned subsidiary of ARCO. At December 31, 1994, ARCO owned 80,000,001 shares of Vastar's common stock, which represented 82.3% of Vastar's outstanding common stock. ARCO realized an after-tax gain of $273 million as a result of the initial public offering by Vastar. Vastar's results are included in ARCO's Lower 48 results in the oil and gas segment.

                                  INCOME TAXES

     ARCO's effective tax rate was 28.3% in 1994, compared to 51.6% in 1993 and 35.6% in 1992. The lower effective tax rate in 1994 reflected recognition of a foreign deferred tax asset, increased net foreign tax credits, a refund of paid foreign taxes and an increase in other tax credits. The higher effective tax rate in 1993 reflected increased taxes on foreign income and the effect of the 1993 federal tax rate increase on deferred taxes.

                               ACCOUNTING CHANGES

     The 1992 results included a net after-tax charge of $392 million, or $2.43 per share, for the cumulative effect of the adoption of two new accounting standards related to non-pension postretirement benefits and income taxes.

RESULTS OF SEGMENT OPERATIONS

                                  OIL AND GAS

Millions                            1994    1993     1992

Net income                          $ 405   $  45   $ 816
Special items (benefit) charge         75     390    (138)
                                    -----   -----   -----
Operating results                   $ 480   $ 435   $ 678
                                    =====   =====   =====

     Lower exploration and operating expenses and higher natural gas volumes were partially offset by lower crude oil prices and volumes and lower natural gas prices in 1994.

     In 1993, the effect of lower crude oil prices and volumes, natural gas volumes and higher dry hole expense was partially offset by higher natural gas prices and lower depletion and lease operating costs.

Oil and Gas Special Items After Tax


Millions                                   1994     1993     1992

Restructuring charges                     $ (66)   $(404)   $  --
Asset sales                                   6       82       69
Deferred tax impact of rate change           --      (40)      --
Settlement of asset nationalization          --       --      136
Lower 48 downsizing costs                    --       --      (59)
Tax-related and other, net                  (15)     (28)      (8)
                                          -----    -----    -----
Total special items benefit (charge)      $ (75)   $(390)   $ 138
                                          =====    =====    =====

                          PETROLEUM LIQUIDS PRODUCTION

     Worldwide petroleum liquids volumes decreased in 1994 and 1993 as a result of Lower 48 property divestitures and natural field declines. In 1994,

Petroleum liquids production -- barrels/day -- net       1994      1993      1992

Prudhoe Bay                                             236,600   250,800   270,500
Kuparuk River                                           147,200   151,500   150,800
Other Alaska                                             37,400    16,400    17,600
Lower 48, including Vastar                              170,100   186,000   221,600
International                                            72,800    79,700    77,700
                                                        -------   -------   -------
Total                                                   664,100   684,400   738,200
                                                        =======   =======   =======

increased volumes resulting from the expanded gas handling system (GHX-2) at Prudhoe Bay and new volumes from the Point McIntyre field, which began production in October 1993, were partially offset by natural field decline in Alaska from the Prudhoe Bay and Kuparuk River fields.

                             NATURAL GAS PRODUCTION

     ARCO's international natural gas production grew in 1994 as a result of the new Pagerungan and Offshore Northwest Java Sea fields in Indonesia and a full year of production from the Orwell and Murdoch fields in the United Kingdom North Sea. International natural gas

                                                                            ARCO

operations in 1993 were favorably impacted by a full year of production from the Pickerill field in the U.K. North Sea, new production from the Orwell and Murdoch fields in the U.K. North Sea, which began in late 1993, and the Java Sea field in Indonesia.


Natural Gas Production

Million/cubic feet per day   1992      1993      1994

U.S.                         1,202      911       960
International                  240      321       511
Total                        1,442    1,232     1,471


     U.S. natural gas production growth in 1994 came primarily from Vastar's Mustang Island 805 field in the Gulf of Mexico and fields in the San Juan Basin. The sale of Lower 48 properties and natural field declines reduced domestic natural gas production in 1993.

                                     COAL


Millions                        1994    1993    1992

Net income                      $  70   $ 107   $  83
Worldwide shipments (tons)       49.6    47.7    39.8

     Revenues from record volumes in 1994 were more than offset by lower international coal prices, the reopening to current market prices of a major sales contract in the U.S. and unfavorable foreign exchange rate movements. Improved earnings in 1993 reflected higher sales volumes as a result of strong electric utility demand and reduced East Coast supply as a result of a mine workers strike. The 1993 results included a benefit of approximately $10 million after tax associated with a change in the accrued estimated loss on the sale of the Coal Resources of Queensland mine, which was completed in January 1993.

                            REFINING AND MARKETING


Millions               1994    1993    1992

Net income             $ 195   $ 307   $ 346
Special items             80      80      40
                       -----   -----   -----
Operating results      $ 275   $ 387   $ 386
                       =====   =====   =====

     The 1994 results were negatively impacted by reduced U.S. West Coast margins and the absence of earnings from Brazil, partially offset by reduced operating costs. The 1994 special items included after-tax charges related to personnel reductions and future environmental remediation costs. The 1993 special items comprised primarily litigation-related accruals, a loss associated with the sale of the Brazilian marketing subsidiaries and the effect of the increase in the federal tax rate on deferred taxes. The 1992 special items included a charge of approximately $40 million after tax primarily for environmental costs related to previously divested operations.

     ARCO's U.S. West Coast sales volumes were relatively unchanged for the three years ended December 31, 1994.

                                TRANSPORTATION

Millions                                        1994  1993   1992
Net income                                      $172  $189   $239

     The 1994 results included charges of approximately $20 million after tax related to personnel reductions, a loss on the sale of midcontinent product pipelines, and costs associated with the Southern California earthquake, partially offset by a tax credit. The 1993 earnings declined as a result of lower TAPS earnings and the effect of the federal tax rate increase, partially offset by higher commercial pipeline earnings.

                           INTERMEDIATE CHEMICALS AND
                               SPECIALTY PRODUCTS

     After-tax earnings for ARCO's intermediate chemicals and specialty products segment were $265 million in 1994, $239 million in 1993 and $210 million

                                                                            ARCO

in 1992. The segment consists of ARCO Chemical, an 83.3% owned subsidiary. ARCO Chemical reported that its 1994 results included an after-tax charge of $19 million for corporate restructuring and a $12 million benefit from insurance proceeds. ARCO Chemical's reported net income in 1993 included a $10 million after-tax loss on early debt retirement and net benefits of $20 million from lower income taxes. The 1992 results included $56 million before tax for a charge resulting from ARCO Chemical's withdrawal from a joint venture in Korea.


ARCO Chemical Sales Volumes

Millions                            1994    1993    1992

PO and derivatives (pounds)        3,699   3,356   3,055
SM and derivatives (pounds)        2,496   2,084   1,434
TBA and derivatives (gallons)      1,004   1,164   1,092

     ARCO Chemical's reported net income was higher in 1994, compared to 1993, primarily as a result of higher sales volumes in ARCO Chemical's core products, propylene oxide (PO) and derivatives and styrene monomer (SM), and higher SM margins, partially offset by the effects of a weaker methyl tertiary butyl ether
(MTBE) market. In 1993, increased sales volumes in ARCO Chemical's core products worldwide were offset by higher fixed costs associated with a new plant, lower MTBE margins, primarily in Europe, and lower overall PO and derivatives margins as a result of lower U.S. PO derivatives prices and continued weakness in the European economy.

                         LYONDELL PETROCHEMICAL COMPANY

     ARCO's 49.9% equity share of Lyondell's net income was $111 million for 1994, $13 million for 1993 and $8 million for 1992. Lyondell's results in 1994 reflected improved olefins and methanol margins and increased olefins sales volumes. This more than offset lower earnings from Lyondell's approximate 90% participation interest in LYONDELL-CITGO Refining Company Ltd. (LCR), which was affected by poor industry conditions as well as downtime for major maintenance turnarounds in the fourth quarter. LCR took over Lyondell's operation of the Houston, Texas, refinery in July 1993. Lyondell's results in 1993 improved as a result of higher margins attained through the processing of greater volumes of Venezuelan crude oil.

                         UNALLOCATED EXPENSES AND OTHER

     Unallocated expenses and other was a net after-tax expense of $57 million in 1994 and $140 million in 1993 compared to a net after-tax benefit of $25 million in 1992. Reductions in corporate staff expense, increased foreign tax credits and a tax refund resulted in lower unallocated expenses in 1994. In addition, increased interest income on short-term investments was more than offset by reimbursement of money market losses in certain employee benefit plans and charges for personnel reductions at ARCO's corporate headquarters. The increase in unallocated expenses in 1993 reflected the absence of a $111 million after-tax gain recognized in 1992 and discussed below, increased compensation, higher charges for future environmental remediation, and lower net investment income. In 1992, unallocated expenses and other included the recognition of a $111 million after-tax gain representing a previously deferred portion of the gain from the 1989 sale of a majority interest in Lyondell, partially offset by increased corporate expenses and charges for future environmental remediation.

                                                                            ARCO

FINANCIAL POSITION AND LIQUIDITY


Millions                            1994      1993      1992
- --------                           -------   -------   -------
Cash flow provided (used) by:
  Operations                       $ 2,097   $ 2,762   $ 3,079
  Investing activities             $(2,169)  $(2,237)  $(2,115)
  Financing activities             $    (2)  $  (426)  $  (716)

     The net cash used in investing activities in 1994 included expenditures for additions to fixed assets (including dry hole costs) of $1,658 million and a net increase in short-term investments of $768 million, partially offset by proceeds from asset sales of $167 million. The net cash used in financing activities in 1994 included proceeds of $1,275 million from the issuance of long-term debt, primarily 9% Exchangeable Notes and $453 million from issuance of common stock by Vastar, offset by repayments of long-term debt of $796 million and dividend payments of $885 million.

     Cash and cash equivalents and short-term investments totaled $4.4 billion at year-end 1994 and short-term borrowings were $1.5 billion. Working capital was $429 million higher at the end of 1994, primarily reflecting an increase in short-term investments, partially offset by an increase in long-term debt due within one year. At December 31, 1994, ARCO had unused bank credit facilities totaling $3.2 billion and ARCO Chemical had an unused bank credit facility totaling $300 million, while Vastar had fully utilized its $1.05 billion revolving credit facility with an interest rate of 6.15%. Vastar's revolving line of credit is available until November 30, 1996.

     On August 8, 1994, ARCO issued 39.9 million 9% Exchangeable Notes (the Notes) due September 15, 1997, at a price of $24.75 per Note. ARCO realized proceeds of approximately $958 million. At maturity, holders will receive shares of Lyondell common stock, or at ARCO's option, cash with an equal value in exchange for the principal amount of the Notes. The number of shares or the amount of such cash will be determined using a formula based on the price of Lyondell common stock at the maturity of the Notes.


Capital Spending                                1993  1994   1995
(Billions)                                      $2.1  $1.7   $1.9

     ARCO's 1995 capital spending program includes $1.9 billion for additions to fixed assets. Future capital expenditures remain subject to business conditions affecting the industry, particularly changes in price and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures.

     It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.

ENVIRONMENTAL MATTERS

  ARCO is subject to federal, state and local environmental laws and regulations which require the Company to remove or mitigate the effect on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites.

                                                                            ARCO

Environmental Reserve


Millions                    1994     1993     1992
Beginning balance          $ 648    $ 682    $ 729
Charges                      138      172      160
Payments                    (116)    (206)    (207)
                           -----    -----    -----
Ending balance             $ 670    $ 648    $ 682
                           =====    =====    =====

     The amount reserved represents the estimated undiscounted costs which ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs, such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites, it is possible that actual costs could exceed the amount reserved by as much as $1 billion. See Note 12 to Consolidated Financial Statements regarding environmental matters.

      In addition to the provision for environmental remediation costs, $848 million has been accrued for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

RISK MANAGEMENT

     ARCO utilizes derivative instruments for risk management purposes. The Company uses simple, non-leveraged derivative instruments denominated in major currencies with highly liquid secondary markets. The derivative instruments are placed with major international financial institutions whose creditworthiness is continually monitored. Hedging strategies are reviewed and approved by senior management before being implemented. Policy controls limit the maximum dollar amount of positions that can be taken at any given time.

     To minimize the effects of interest rate and foreign currency fluctuations, the Company enters into the following transactions using derivatives: 1) foreign currency forward and swap contracts; 2) interest rate swaps; and 3) financial futures contracts and OTC Treasury options which are limited to investment portfolio hedging, alteration of portfolio duration and changing asset mix.

     The Company and its subsidiaries engage in hedging strategies involving forward and futures contracts, swaps and options to hedge part of their crude oil and natural gas production to minimize the effects of commodity price fluctuations. In 1994, Vastar entered into a series of commodity swaps covering approximately 50% of its natural gas production for March through December. Vastar realized a $42 million pre-tax gain as a result of these swaps.

EFFECTS OF INFLATION

     While the annual rate of inflation remained moderate during the three-year period ended December 31, 1994, ARCO continued to experience certain inflationary effects. ARCO will benefit by using current, inflated dollars to satisfy its debt obligations and other monetary liabilities.

     In addition, it is estimated that the replacement cost of ARCO's property, plant, equipment and inventory is greater than the historical cost reflected in the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

 SCHEDULE
    NO.                                                                   PAGE
   ----                                                                   ----
          Report of Independent Accountants.............................   35
          Financial Statements:
            Consolidated Statement of Income and Retained Earnings......   36
            Consolidated Balance Sheet..................................   37
            Consolidated Statement of Cash Flows........................   38
            Notes to Consolidated Financial Statements..................   39
            Supplemental Information....................................   51
          Supporting Financial Statement Schedule Covered by the
           Foregoing Report of Independent Accountants:
    II      Valuation and Qualifying Accounts...........................   60

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Atlantic Richfield Company

  We have audited the accompanying consolidated balance sheets of Atlantic Richfield Company as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994 and the related financial statement schedule listed in the index on page 34 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Richfield Company as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits in 1992.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 10, 1995

                                     ARCO
                       CONSOLIDATED STATEMENT OF INCOME
                             AND RETAINED EARNINGS

                                                      For the year ended December 31,
Millions, except per share amounts                       1994       1993       1992
- ----------------------------------                    ---------    --------  --------
REVENUES
Sales and other operating revenues (including
  excise taxes)                                        $16,552    $18,487    $18,668
Income from equity investments                             141         40         22
Interest                                                   201        164        182
Other revenues                                             305        492        376
                                                       -------    -------    -------
                                                        17,199     19,183     19,248
                                                       -------    -------    -------
EXPENSES
Trade purchases                                          5,834      7,224      7,263
Operating expenses                                       3,222      3,293      3,174
Selling, general and administrative expenses             1,705      1,828      1,724
Depreciation, depletion and amortization                 1,671      1,718      1,754
Exploration expenses (including undeveloped lease
  amortization)                                            455        667        567
Excise taxes                                             1,517      1,298      1,165
Taxes other than excise and income taxes                   780      1,147      1,203
Interest                                                   759        715        762
Unusual items                                              347        659       (271)
                                                       -------    -------    -------
                                                        16,290     18,549     17,341
                                                       -------    -------    -------
Income before gain on issuance of stock by
  subsidiary                                               909        634      1,907
Gain on issuance of stock by subsidiary                    459         --         --
                                                       -------    -------    -------
Income before income taxes, minority interest and
  cumulative effect of changes in accounting
  principles                                             1,368        634      1,907
Provision for taxes on income                              387        327        678
Minority interest in earnings of subsidiaries               62         38         36
                                                       -------    -------    -------
Income before cumulative effect of changes in
  accounting principles                                    919        269      1,193
Cumulative effect of changes in accounting
  principles                                                --         --       (392)
                                                       -------    -------    -------
Net income                                             $   919    $   269    $   801
                                                       =======    =======    =======
EARNED PER SHARE
Before cumulative effect of changes in accounting
  principles                                           $  5.63    $  1.66    $  7.39
Cumulative effect of changes in accounting
  principles                                                --         --      (2.43)
                                                       -------    -------    -------
Net income per share                                   $  5.63    $  1.66    $  4.96
                                                       =======    =======    =======
RETAINED EARNINGS
Balance, January 1                                     $ 5,308    $ 5,918    $ 5,990
Net income                                                 919        269        801
Cash dividends:
  Preference stocks                                         (3)        (3)        (3)
  Common stock                                            (882)      (876)      (870)
                                                       -------    -------    -------
Balance, December 31                                   $ 5,342    $ 5,308    $ 5,918
                                                       =======    =======    =======

See Notes on pages 39 through 50.

                                     ARCO
                           CONSOLIDATED BALANCE SHEET

                                                            December 31,
Millions                                                   1994       1993
- --------                                                 --------   -------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 1,394    $ 1,458
  Short-term investments                                   2,991      2,289
  Accounts receivable                                      1,446      1,333
  Inventories                                                797        914
  Prepaid expenses and other current assets                  185        237
                                                         -------    -------
  Total current assets                                     6,813      6,231
                                                         -------    -------
Investments and long-term receivables:
  Investments accounted for on the equity method             348        266
  Other investments and long-term receivables                297        221
                                                         -------    -------
                                                             645        487
                                                         -------    -------
Fixed assets:
  Property, plant and equipment                           32,248     31,494
  Less accumulated depreciation, depletion and
   amortization                                           16,526     15,628
                                                         -------    -------
                                                          15,722     15,866
Deferred charges and other assets                          1,383      1,310
                                                         -------    -------
Total assets                                             $24,563    $23,894
                                                         =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                          $ 1,478    $ 1,510
  Accounts payable                                           986      1,091
  Long-term debt due within one year                         630        165
  Taxes payable, including excise taxes                      253        272
  Accrued interest                                           183        190
  Other                                                      958      1,107
                                                         -------    -------
  Total current liabilities                                4,488      4,335
                                                         -------    -------
Long-term debt                                             7,198      7,089
Deferred income taxes                                      2,721      2,779
Other deferred liabilities and credits                     3,471      3,177
Minority interest                                            407        387
Stockholders' equity:
  Preference stocks                                            1          1
  Common stock, $2.50 par value;
    shares issued 160,800,137 (1994), 160,746,125
     (1993); shares outstanding 160,753,966 (1994),
     159,953,980 (1993)                                      402        402
  Capital in excess of par value of stock                    647        661
  Retained earnings                                        5,342      5,308
  Foreign currency translation                               (51)      (133)
  Pension liability adjustment                               (20)       (29)
  Treasury stock, at cost                                     (5)       (83)
  Net unrealized loss on investments                         (38)        --
                                                         -------    -------
Total stockholders' equity                                 6,278      6,127
                                                         -------    -------
Total liabilities and stockholders' equity               $24,563    $23,894
                                                         =======    =======

The Company follows the successful efforts method of accounting for oil and gas producing activities.

See Notes on pages 39 through 50.

                                     ARCO
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       For the year ended December 31,
Millions                                                 1994       1993        1992
- --------                                               ---------  ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  919     $  269     $  801
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization           1,671      1,718      1,754
      Dry hole expense and undeveloped leasehold
        amortization                                       251        419        331
      Net gain on asset sales                               (3)      (204)      (162)
      Gain on issuance of stock by subsidiary             (459)        --         --
      Income from equity investments                      (141)       (40)       (22)
      Dividends from equity investments                     71         97        111
      Transition obligation for postretirement
        benefits                                            --         --        697
      Noncash provisions greater (less) than cash
        payments                                            88(a)     513(a)    (207)
      Deferred income taxes                                118       (157)         2
      Changes in accounts receivable, inventories
        and accounts payable                              (169)        55        109
      Changes in other working capital accounts           (287)        53       (103)
      Other                                                 38         39       (232)(a)
                                                       -------    -------    -------
  Net cash provided by operating activities              2,097      2,762      3,079
                                                       -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, including dry hole
    costs                                               (1,658)    (2,070)    (2,278)
  Net cash used by short-term investments                 (768)      (789)      (180)
  Proceeds from asset sales                                167        582        553
  Investments and long-term receivables                    (79)        (6)       (93)
  Other                                                    169         46       (117)
                                                       -------    -------    -------
  Net cash used by investing activities                 (2,169)    (2,237)    (2,115)
                                                       -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                            (796)      (886)      (834)
  Proceeds from issuance of long-term debt               1,275      1,255      1,112
  Proceeds from issuance of stock by subsidiary            453         --         --
  Net cash provided (used) by notes payable                (69)        30       (199)
  Dividends paid                                          (885)      (879)      (873)
  Treasury stock contributed to benefit plans               56         81        110
  Other                                                    (36)       (27)       (32)
                                                       -------    -------    -------
    Net cash used by financing activities                   (2)      (426)      (716)
                                                       -------    -------    -------
  Effect of exchange rate changes on cash                   10        (55)       (62)
                                                       -------    -------    -------
  Net increase (decrease) in cash and cash
    equivalents                                            (64)        44        186
  Cash and cash equivalents at beginning of year         1,458      1,414      1,228
                                                       -------    -------    -------
  Cash and cash equivalents at end of year              $1,394    $ 1,458     $1,414
                                                       =======    =======    =======

(a) Includes noncash unusual items of $347, $659 and ($149) in 1994, 1993 and 1992, respectively.

See Notes on pages 39 through 50.

                                     ARCO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING POLICIES

  ARCO's accounting policies conform to generally accepted accounting principles, including the "successful efforts" method of accounting for oil and gas producing activities.

Principles of Consolidation

  The consolidated financial statements include the accounts of all subsidiaries, ventures and partnerships in which a controlling interest is held, including at December 31, 1994, ARCO Chemical Company (ACC), of which ARCO owned 83.3% of the outstanding shares, and Vastar Resources, Inc. (Vastar), of which ARCO owned 82.3% of the outstanding shares. ARCO also consolidates its interests in undivided interest pipeline companies and in oil and gas and coal mining joint ventures. ARCO uses the equity method of accounting for companies where its ownership is between 20% and 50% and for other ventures and partnerships in which less than a controlling interest is held.

Cash Equivalents

  Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities, maturing within three months of purchase. Cash equivalents are stated at cost, which approximates market value.

Oil and Gas Unproved Property Costs

  Unproved property costs are capitalized and amortized on a composite basis, considering past success experience and average property life. In general, costs of properties surrendered or otherwise disposed of are charged to accumulated amortization. Costs of successful properties are transferred to developed properties.

Fixed Assets

  Fixed assets are recorded at cost and are written off on either the unit-of-production or straight-line method based on the expected lives of individual assets or groups of assets.

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

Environmental Remediation

  Environmental remediation costs are accrued as operating expenses based on the estimated timing and extent of remedial actions required by applicable governmental authorities and the amount of ARCO's liability in consideration of the proportional liability and financial wherewithal of other responsible parties. Estimated liabilities are not discounted to present value.

Reclassifications

  Certain previously reported amounts have been restated to conform to classifications adopted in 1994.

NOTE 2 UNUSUAL ITEMS

  During 1994, ARCO announced a restructuring program under which approximately 2,400 positions were eliminated. The program covered all operating units, excluding Lower 48 oil and gas operations, along with the corporate headquarters. ARCO provided as unusual items $347 million before tax, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with the terminations.

  Approximately $155 million of the accrual related to severance and other ancillary costs that will be paid from Company funds over the next two years. Approximately $110 million related to enhanced pension benefits which will be paid from the assets of qualified pension plans, not from Company funds. An additional $60 million related to enhanced non-qualified pension benefits and postretirement benefits other than pensions which are currently unfunded. These benefits will be paid after retirement and over the remaining lives of the recipients; as such, it will not be practical to track the actual payments of these benefits.

  In 1993, ARCO announced a reorganization of its Lower 48 oil and gas operations. ARCO provided as unusual items a pretax charge of $659 million, of which $554 million related to the writedown for sale or other disposition of oil and gas

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

properties and excess office space. In addition, amounts of $65 million, $35 million, and $5 million, respectively, were accrued for severance and ancillary costs, enhanced qualified pension benefits, and enhanced non-qualified pension benefits related to the elimination of approximately 1,300 positions.

  Through December 31, 1994, approximately 1,400 and 1,300 employees have been terminated under the 1994 and 1993 programs, respectively. Approximately $41 million and $47 million, respectively, of severance and ancillary benefits have been paid and charged against the 1994 and 1993 accruals. Payments do not necessarily correlate with the number of terminations due to the ability of employees to defer receipt of certain payments.

  In 1992, ARCO recognized a pretax benefit of $149 million from the settlement with Iran related to Company assets that had been nationalized in the late 1970s. ARCO also recognized a pretax benefit of $178 million related to a portion of the gain from the 1989 sale of a majority interest in Lyondell Petrochemical Company (Lyondell) which was previously deferred as the amount equal to ARCO's guarantee of certain Lyondell notes. When Lyondell repaid the notes in 1992, ARCO was released from its guarantee and accordingly recognized the gain. ARCO also recognized a pretax charge of $56 million resulting from ACC's withdrawal from the YUKONG ARCO Chemical Ltd. joint venture in Korea. The net benefit related to 1992 unusual items was $211 million after tax.

NOTE 3 ACCOUNTING CHANGES

  Effective January 1, 1994, ARCO adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments to be carried at fair value, unless they are considered held-to-maturity securities. The effect of adopting SFAS No. 115 had no impact on 1994 net income.

  Effective January 1, 1992, ARCO adopted SFAS Nos. 106, 109 and 112. The cumulative effect of adopting SFAS No. 106 resulted in a charge of $435 million, or $2.70 per share, to 1992 earnings, net of income tax effects of approximately $262 million. The cumulative effect of adopting SFAS No. 109 resulted in a benefit of $43 million, or $0.27 per share. There was no cumulative effect of adopting SFAS No. 112. Excluding the cumulative effects, the effect of adopting SFAS Nos. 106, 109 and 112 was not material to 1992 net income.

NOTE 4 SEGMENT INFORMATION

  ARCO operates primarily in the Resources (upstream) and Products (downstream) segments. The Resources segment includes oil and gas operations, which comprise the exploration, development and production of petroleum, including petroleum liquids (crude oil, condensate and natural gas liquids) and natural gas; the purchase and sale of petroleum liquids and natural gas; and the mining and sale of coal. The Products segment includes the refining and transportation of petroleum and petroleum products; the marketing of petroleum products; and the manufacture and sale of intermediate chemicals and specialty products, including propylene oxide and derivatives, styrene monomer, tertiary butyl alcohol, and methyl tertiary butyl ether.

 Segment information for the years ended December 31, 1994, 1993 and 1992 was as follows:


Millions                          1994          1993        1992
- --------                        -------        -------     -------
SALES AND OTHER OPERATING
 REVENUES
Resources:
  Oil and gas                   $ 7,969        $ 8,357     $ 8,994
  Coal                              663            648         585
Products:
  Refining and marketing          6,529          8,603       8,461
  Transportation                    897            878         900
  Intermediate chemicals and
   specialty products             3,423          3,192       3,100
Other                                30             28          24
Elimination of intersegment
 amounts                         (2,959)        (3,219)     (3,396)
                                -------        -------     -------
Total                           $16,552        $18,487     $18,668
                                =======        =======     =======

  Intersegment sales were made at prices approximating current market values. Intersegment sales included in sales and other operating revenues were as follows:


Millions                          1994          1993        1992
- --------                         ------        ------      ------
Resources:
  Oil and gas                    $2,338        $2,592      $2,833
Products:
  Refining and marketing             21            19          16
  Transportation                    416           385         419
  Intermediate chemicals and
   specialty products               154           195         104
Other                                30            28          24
                                 ------        ------      ------
Total                            $2,959        $3,219      $3,396
                                 ======        ======      ======

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Millions                            1994       1993      1992
- --------                          -------    -------    -------
PRETAX SEGMENT EARNINGS
Resources:
  Oil and gas                     $   608    $   114    $ 1,183
  Coal                                 95        160        107
Products:
  Refining and marketing              303        569        547
  Transportation                      239        327        378
  Intermediate chemicals and
   specialty products                 502        412        396
Equity in earnings from Lyondell      111         13          8
Gain on issuance of stock by
 subsidiary                           459          -          -
Unallocated expenses and other       (190)      (246)        50
Interest                             (759)      (715)      (762)
Income taxes                         (387)      (327)      (678)
Minority interest                     (62)       (38)       (36)
Changes in accounting
 principles                             -          -       (392)
                                  -------    -------    -------
Net income                        $   919    $   269    $   801
                                  =======    =======    =======

Millions                            1994       1993      1992
- --------                          -------    -------    -------
AFTER-TAX SEGMENT EARNINGS
Resources:
  Oil and gas(a)                  $   405    $    45    $   816
  Coal                                 70        107         83
Products:
  Refining and marketing              195        307        346
  Transportation                      172        189        239
  Intermediate chemicals and
   specialty products(a)              265        239        210
Equity in earnings from Lyondell      111         13          8
Gain on issuance of stock by
 subsidiary                           273          -          -
Unallocated expenses and other        (57)      (140)        25
Interest                             (515)      (491)      (534)
Changes in accounting
 principles                             -          -       (392)
                                  -------    -------    -------
Net income                        $   919    $   269    $   801
                                  =======    =======    =======

(a) Net of minority interest.


Millions                            1994       1993      1992
- --------                          -------    -------    -------
TOTAL ASSETS
Resources:
  Oil and gas                     $ 9,192    $ 9,349    $10,362
  Coal                              1,381      1,320      1,411
Products:
  Refining and marketing            2,841      2,789      2,830
  Transportation                    2,046      2,145      2,191
  Intermediate chemicals and
   specialty products               3,737      3,502      3,599
Other                               5,366      4,789      3,863
                                  -------    -------    -------
Total                             $24,563    $23,894    $24,256
                                  =======    =======    =======

ADDITIONS TO FIXED ASSETS
Resources:
  Oil and gas                     $   989    $ 1,383    $ 1,249
  Coal                                 57         94        308
Products:
  Refining and marketing              376        345        315
  Transportation                       48         59         94
  Intermediate chemicals and
   specialty products                 186        181        295
Other                                   2          8         17
                                  -------    -------    -------
Total                             $ 1,658    $ 2,070    $ 2,278
                                  =======    =======    =======
DEPRECIATION, DEPLETION AND
 AMORTIZATION
Resources:
  Oil and gas(a)                  $ 1,043    $ 1,092    $ 1,176
  Coal                                 76         59         53
Products:
  Refining and marketing              191        200        178
  Transportation                      104        104         98
  Intermediate chemicals and
   specialty products                 235        223        199
Other                                  22         40         50
                                  -------    -------    -------
Total                             $ 1,671    $ 1,718    $ 1,754
                                  =======    =======    =======

(a) Excludes undeveloped leasehold amortization of $67, $98, and $110, respectively, included in exploration expense.

  International operations are conducted principally in the following geographic regions: Oil and gas - United Kingdom, Asia Pacific and Dubai; Coal - Australia; Intermediate chemicals and specialty products - Europe and Asia Pacific; Refining and marketing - Brazil (marketing only). The Brazilian operations were sold in December 1993.

Millions                           1994       1993       1992
- --------                          ------     ------     ------
INTERNATIONAL OPERATIONS
Sales and other operating
 revenues:
  Oil and gas                     $1,027     $  998     $  952
  Coal                               336        304        282
  Refining and marketing               2      1,920      1,794
  Intermediate chemicals and
   specialty products              1,210      1,122      1,255
  Other                               30         29         23
                                  ------     ------     ------
  Total                           $2,605     $4,373     $4,306
                                  ======     ======     ======
Net income (loss):
  Oil and gas                     $   26     $  (17)    $  171(b)
  Coal                                29         59         41
  Refining and marketing               2          2         28
  Intermediate chemicals and
   specialty products(a)              70         58         37
  Other                              (23)       (25)       (26)
                                  ------     ------     ------
Total                             $  104     $   77     $  251
                                  ======     ======     ======
Total assets:
  Oil and gas                     $2,792     $2,691     $2,415
  Coal                               892        821        901
  Refining and marketing               -          -        301
  Intermediate chemicals and
   specialty products              1,580      1,424      1,567
  Other                              299        230        233
                                  ------     ------     ------
Total                             $5,563     $5,166     $5,417
                                  ======     ======     ======

(a) Includes income (losses) of equity affiliates, principally Asian joint ventures, of $2, $(2), and $(18), in 1994, 1993 and 1992, respectively.
(b) Includes gain from settlement on assets nationalized by Iran (Note 2).

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 TAXES

  Taxes other than excise and income taxes for the years ended December 31, 1994, 1993 and 1992 comprised the following:

Millions                              1994      1993      1992
- --------                             -----     ------    ------
Property                              $189     $  198    $  205
Production/severance                   306        331       389
Value added                              -        349       330
Other                                  285        269       279
                                      ----     ------    ------
Total                                 $780     $1,147    $1,203
                                      ====     ======    ======

  The components of the provision for taxes on income for the years ended December 31, 1994, 1993 and 1992 were as follows:

Millions                               1994     1993      1992
- --------                               ----     -----     -----

Federal:
  Current                              $176     $ 382      $292
  Deferred                              128      (159)      198
                                       ----     -----      ----
                                        304       223       490
                                       ----     -----      ----
Foreign:
  Current                                62        69        80
  Deferred                              (19)       13        17
                                       ----     -----      ----
                                         43        82        97
                                       ----     -----      ----
State:
  Current                                31        33        42
  Deferred                                9       (11)       49
                                       ----     -----      ----
                                         40        22        91
                                       ----     -----      ----
Total provision for taxes on income    $387     $ 327      $678
                                       ====     =====      ====
Total income taxes paid in cash        $447     $ 510      $675
                                       ====     =====      ====

  The deferred tax benefit in 1993 primarily resulted from book accruals associated with the Lower 48 reorganization and work force reductions. The major components of the net deferred tax liability as of December 31, 1994 and 1993 were as follows:

Millions                                           1994        1993
- ---------                                        -------     -------
Depreciation, depletion and amortization         $(3,648)    $(3,630)
Other                                               (356)       (329)
                                                 -------     -------
Total deferred tax liabilities                    (4,004)     (3,959)
                                                 -------     -------
Dismantlement and environmental                      522         492
Postretirement benefits                              325         302
Foreign excess tax basis/loss carryforwards          208         197
Other                                                332         316
                                                 -------     -------
Total deferred tax assets                          1,387       1,307
                                                 -------     -------
Valuation allowance                                 (104)       (127)
                                                 -------     -------
Net deferred income tax liability                $(2,721)    $(2,779)
                                                 =======     =======

  ARCO has foreign loss carryforwards of $290 million which begin expiring in 1995. The valuation allowance was $102 million at December 31, 1992.

  The domestic and foreign components of income before income taxes, minority interest and cumulative effect of changes in accounting principles, and a reconciliation of income tax expense with tax at the effective federal statutory rate for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                                            Percent
                                                                           of Pretax
Millions                                                         Amount      Income
- --------                                                         ------    ---------
1994
Income before income taxes:
  Domestic                                                       $1,147        83.8
  Foreign                                                           221        16.2
                                                                 ------       -----
Total                                                            $1,368       100.0
                                                                 ======       =====
Tax at 35%                                                       $  479        35.0
Increase (reduction) in taxes resulting from:
  Dividend exclusion                                                (31)       (2.3)
  Taxes on foreign income in excess of statutory rate                46         3.4
  Foreign deferred tax asset recognition                            (30)       (2.2)
  State income taxes (net of federal effect)                         26         1.9
  Tax credits                                                       (84)       (6.1)
  Other                                                             (19)       (1.4)
                                                                 ------       -----
Provision for taxes on income                                    $  387        28.3
                                                                 ======       =====
1993
Income before income taxes:
  Domestic                                                       $  342        53.9
  Foreign                                                           292        46.1
                                                                 ------       -----
Total                                                            $  634       100.0
                                                                 ======       =====
Tax at 35%                                                       $  222        35.0
Increase (reduction) in taxes resulting from:
  Dividend exclusion                                                  7         1.1
  Impact of federal rate increase on deferred tax liability          65        10.3
  Taxes on foreign income in excess of statutory rate                74        11.7
  Sale of foreign subsidiary                                         37         5.8
  Foreign deferred tax asset recognition                            (26)       (4.1)
  State income taxes (net of federal effect)                         14         2.2
  Tax credits                                                       (49)       (7.7)
  Other                                                             (17)       (2.7)
                                                                 ------       -----
Provision for taxes on income                                    $  327        51.6
                                                                 ======       =====
1992
Income before income taxes:
  Domestic                                                       $1,449        76.0
  Foreign                                                           458        24.0
                                                                 ------       -----
Total                                                            $1,907       100.0
                                                                 ======       =====
Tax at 34%                                                       $  648        34.0
Increase (reduction) in taxes resulting from:
  Dividend exclusion                                                 12          .6
  Taxes on foreign income in excess of statutory rate                25         1.3
  State income taxes (net of federal effect)                         60         3.2
  Tax credits                                                       (43)       (2.2)
  Other                                                             (24)       (1.3)
                                                                 ------       -----
Provision for taxes on income                                    $  678        35.6
                                                                 ======       =====

NOTE 6 INVENTORIES

  Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. In 1994, approximately 86% of inventories, excluding

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are determined predominantly on an average cost basis.

  Total inventories at December 31, 1994 and 1993 comprised the following categories:

Millions                                              1994       1993
- --------                                             -----      -----
Crude oil and petroleum products                     $ 172      $ 266
Chemical products                                      351        373
Other products                                          46         32
Materials and supplies                                 228        243
                                                     -----      -----
Total                                                $ 797      $ 914
                                                     =====      =====

  The excess of the current cost of inventories over book value was approximately $253 million and $228 million at December 31, 1994 and 1993, respectively.

NOTE 7 LONG-TERM DEBT

  Long-term debt at December 31, 1994 and 1993 comprised the following:

Millions                                              1994     1993
- --------                                             ------   ------
5-5/8%, due in 1997                                  $   14   $   18
5.90%, due in 2007                                        -      265
6-1/8%, due in 1996                                     102      102
8-1/4%, due in 2022                                     250      250
8-1/2%, due in 2012                                     194      250
8-3/4%, due in 2032                                     203      250
9% exchangeable notes, due in 1997                      988        -
9%, due in 2021                                         286      300
9%, due in 2031                                         136      150
9-1/8%, due in 2011                                     300      300
9-1/8%, due in 2031                                     350      350
9-7/8%, due in 2016                                     450      450
10-1/4%, due in 2000                                    250      250
10-3/8%, due in 1995                                    500      500
10-7/8%, due in 2005                                    500      500
Third Series Medium-Term Notes                           75      137
Medium-Term Notes - A Series                            198      200
Medium-Term Notes - B Series                            250      250
ARCO Tresop Notes                                       311      311
Variable rate(a), due in 2031                           265        -
ARCO Chemical Company:
  9.375%, due in 2005                                   100      100
  9.8%, due in 2020                                     224      224
  9.9%, due in 2000                                     200      200
  10.25%, due in 2010                                   100      100
  French bank loans                                      84       94
  ACNL bank loans                                       172      155
Vastar bank loan                                      1,050    1,250
Capitalized lease obligations                            26       26
Other                                                   261      287
                                                     ------   ------
Total, including debt due within one year             7,839    7,269
Less:
  Debt due within one year                              630      165
  Bonds held in sinking fund                             11       15
                                                     ------   ------
Long-term debt                                       $7,198   $7,089
                                                     ======   ======

(a) Weighted average 4.5% at December 31, 1994.

  Maturities and sinking fund obligations for the five years subsequent to December 31, 1994 are as follows (millions of dollars): 1995 - $630; 1996 - $1,234; 1997 - $1,275; 1998 - $177; 1999 - $139. No material amounts of long-
term debt are collateralized by Company assets.

  In 1993, Vastar borrowed $1.25 billion principal amount under a $1.25 billion unsecured, variable rate (6.15% at December 31, 1994), revolving-term credit agreement available until 1996. During 1994, the maximum principal amount under the credit agreement was reduced to $1.05 billion. The agreement contains restrictions which, among other things, require Vastar to maintain certain financial ratios and restrict encumbrance of assets.

  In August 1994, ARCO issued 39.9 million 9% Exchangeable Notes (Notes) due September 15, 1997 at a price of $24.75 per note. At maturity, holders will receive, in exchange for the principal amount of the Notes, shares of Lyondell stock, or at ARCO's option, cash with an equal value. The number of shares or the amount of such cash will be determined using a formula based on the price of Lyondell common stock at the maturity of the Notes.

  At December 31, 1994 and 1993, approximately $360 million and $355 million, respectively, of long-term debt was denominated in foreign currencies. To reduce the exposure to foreign currency fluctuations, ARCO entered into a swap agreement on an 18 billion yen debt issue due in 1996 which fixes the principal balance at $102 million with an effective interest rate of 8.14%.

  ARCO periodically enters into interest rate swap agreements with the objective of managing interest rate risk by converting the interest rate on variable rate debt to a fixed rate. The fixed rate is accrued and charged to interest expense through the term of the interest rate swap agreement. At December 31, 1994, ARCO had outstanding interest rate swaps on two loans totalling 300 million Dutch guilders (approximately $172 million) due in 1997. Both swaps mature in 1997 when the related debt becomes due. The swaps effectively changed both loans' floating interest rates to fixed rates of 5.7% and 6.71%. ARCO intends to hold the swaps until maturity.

NOTE 8 SHORT-TERM BORROWINGS AND BANK CREDIT FACILITIES

  Notes payable consist primarily of commercial paper issued to a variety of financial investors and institutions and any amounts outstanding under ARCO or ACC credit facilities. The weighted average interest rate on notes payable outstanding at December 31, 1994 and 1993 was 6.1% and 4.3%, respectively.

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In 1994, ARCO and certain wholly owned subsidiaries had committed bank credit facilities of approximately $3.3 billion. At December 31, 1994, $115 million was borrowed under these committed facilities.

  ACC maintains its own credit facility, not guaranteed by ARCO, under which it may borrow up to $300 million. At December 31, 1994, there were no borrowings against the ACC credit facility.

  At December 31, 1994, ARCO had letters of credit outstanding totalling approximately $330 million.

NOTE 9 INTEREST EXPENSE

  Interest expense for the years ended December 31, 1994, 1993 and 1992 comprised the following:

Millions                                            1994     1993     1992
- --------                                            -----    -----    ----
Long-term debt                                       $634     $573    $ 624
Short-term debt                                        82       92      105
Other                                                  80      106      148
                                                     ----     ----    -----
                                                      796      771      877
Capitalized interest                                  (37)     (56)    (115)
                                                     ----     ----    -----
Total interest expense                               $759     $715    $ 762
                                                     ====     ====    =====
Total interest paid in cash                          $766     $749    $ 752
                                                     ====     ====    =====

NOTE 10 FOREIGN CURRENCY TRANSACTIONS

  Foreign exchange transactions resulted in a net loss of $12 million in 1994 and net gains of $22 million and $1 million in 1993 and 1992, respectively.

NOTE 11 FIXED ASSETS

  Property, plant and equipment, and related accumulated depreciation, depletion and amortization at December 31, 1994 and 1993 were as follows:

Millions                                                   1994      1993
- --------                                                  -------   -------
Resources:
  Oil and gas                                             $19,355   $19,100
  Coal                                                      1,418     1,296
Products:
  Refining and marketing                                    4,000     3,647
  Transportation                                            3,568     3,588
  Intermediate chemicals and specialty products             3,524     3,257
Other                                                         383       606
                                                          -------   -------
                                                           32,248    31,494
Accumulated depreciation, depletion and amortization       16,526    15,628
                                                          -------   -------
Total                                                     $15,722   $15,866
                                                          =======   =======

  Expenses for maintenance and repairs for 1994, 1993 and 1992 were $525 million, $509 million and $513 million, respectively.

NOTE 12 OTHER COMMITMENTS AND CONTINGENCIES

  ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

  At December 31, 1994 and 1993, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $75 million and $111 million, respectively, of which approximately $41 million was indemnified at December 31, 1993.

  Following the March 1989 EXXON VALDEZ oil spill, Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies were the subject of numerous lawsuits by the State of Alaska, the United States and private plaintiffs. ARCO Transportation Alaska, Inc. (ATA) owns approximately 21% of Alyeska. Alyeska and its owner companies have settled the federal and state claims and all but a handful of the lawsuits by private plaintiffs. Certain issues relating to the liability for the spill remain unresolved between the Exxon companies and Alyeska and its owner companies.

  ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, a purported class and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units. ARCO is also the subject or party to a number of other pending or threatened legal actions.

  In January 1995, the State of Montana presented to ARCO a revised demand for damages of $635 million based on alleged injuries to natural resources resulting from ARCO's mining and mineral processing businesses formerly operated by Anaconda, ARCO's predecessor, in Montana. ARCO is contesting the amount of this demand.

  ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. ARCO is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO may in the future be involved in additional environmental

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The amount of such future costs will depend on such factors as the unknown nature and extent of contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties. In addition, environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO.

  ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At December 31, 1994, the environmental remediation accrual was $670 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

  ARCO's environmental remediation accrual covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party (PRP) for 126 sites. The number of PRP sites in and of itself does not represent a relevant measure of liability, because the nature and extent of environmental concerns varies from site to site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all of the PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the accrual. ARCO's future costs at these sites could exceed the amount accrued by as much as $1 billion.

  Approximately half of the accrual related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 15 percent of the total accrual. Substantially all amounts accrued are expected to be paid out over the next five to six years.

  Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various insurance companies and other third parties. These claims have not been resolved. Due to the uncertainty as to ultimate recovery from these parties, ARCO has neither recorded any asset nor reduced any liability in anticipation of such recovery.

  Although any ultimate liability arising from any of the matters described herein could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal year, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO's consolidated financial statements.

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

NOTE 13 RETIREMENT PLANS

  ARCO and its subsidiaries have defined benefit pension plans to provide pension benefits to substantially all employees. The benefits are based on years of service and the employee's compensation, primarily during the last three years of service. ARCO's funding policy is to make annual contributions as required by applicable regulations. ARCO accrues pension costs based on an actuarial valuation for each plan and funds the plans through contributions to trust funds that are kept apart from Company funds.

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The following table sets forth the plans' funded status and amounts recognized in the balance sheet at December 31, 1994 and 1993:

                                                         Assets Exceed     Accumulated
                                                         Accumulated        Benefits
Millions                                                   Benefits       Exceed Assets
- --------                                                 -------------    -------------
1994
Actuarial present value of benefit obligations:
  Vested benefit obligation                                 $1,692            $ 152
                                                            ------            -----
  Accumulated benefit obligation                            $1,799            $ 171
                                                            ------            -----
  Projected benefit obligation                              $2,105            $ 230
Plan assets at fair value, primarily stocks
  and bonds                                                  2,377                -
                                                            ------            -----
Projected benefit obligation (in excess of)
  or less than plan assets                                     272             (230)
Unrecognized net loss                                          121               82
Prior service cost not yet recognized in net
  periodic pension cost                                        149               25
Remaining unrecognized (asset) obligation from
  January 1, 1986                                             (319)              13
Adjustment required to recognize minimum liability               -              (63)
                                                            ------            -----
Prepaid pension cost (liability) recognized in the
  balance sheet                                             $  223            $(173)
                                                            ======            =====
1993
Actuarial present value of benefit obligations:
  Vested benefit obligation                                 $2,007            $ 158
                                                            ------            -----
  Accumulated benefit obligation                            $2,054            $ 161
                                                            ------            -----
  Projected benefit obligation                              $2,420            $ 214
Plan assets at fair value, primarily stocks
  and bonds                                                  2,720                -
                                                            ------            -----
Projected benefit obligation (in excess of)
  or less than plan assets                                     300             (214)
Unrecognized net loss                                          134              100
Prior service cost not yet recognized in net
  periodic pension cost                                        148               27
Remaining unrecognized (asset) obligation from
  January 1, 1986                                             (348)               9
Adjustment required to recognize minimum liability               -              (83)
                                                            ------            -----
Prepaid pension cost (liability) recognized in the
  balance sheet                                             $  234            $(161)
                                                            ======            =====

  Pension costs related to ARCO-sponsored plans, on a pre-tax basis, including amortization of unfunded projected benefit obligations for the years ended December 31, 1994, 1993 and 1992 were as follows:

Millions                                             1994     1993     1992
- --------                                            -----    -----    -----
Service cost-benefits earned during the period      $  81    $  59    $  51
Interest cost on projected benefit obligation         183      173      133
Actual loss (return)  on plan assets                   65     (483)     (91)
Net amortization and deferral                        (344)     220     (127)
                                                    -----    -----    -----
Net periodic pension benefit                        $ (15)   $ (31)   $ (34)
                                                    =====    =====    =====

  In addition to this pension benefit, in 1994 and 1993 ARCO recorded $143 million and $61 million, respectively, before tax as additional pension cost in connection with the work force reductions in those years.

  ARCO's assumptions used as of December 31, 1994, 1993 and 1992 in determining the pension cost and pension liability were as follows:

Percent                                                 1994   1993   1992
- -------                                                 ----   ----   ----
Discount rate                                           8.25   7.25    8.5
Rate of salary progression                               5.0    5.0    5.0
Long-term rate of return on assets                      10.5   10.5   10.5


NOTE 14 OTHER POSTRETIREMENT BENEFITS

  ARCO and its subsidiaries sponsor defined postretirement benefit plans to provide other postretirement benefits to substantially all employees who retire with ARCO having rendered the required years of service, along with their spouses and eligible dependents. Health care benefits are provided primarily through comprehensive indemnity plans. Currently, ARCO pays approximately 80% of the cost of such plans, but has the right to modify the cost-sharing provisions at any time. Life insurance benefits are based primarily on the employee's final compensation and are also partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree.

  ARCO's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis.

  The following table sets forth the plans' combined postretirement benefit liability as of December 31, 1994 and 1993:

                                                    Health       Life
Millions                                             Care     Insurance    Total
- --------                                            ------    ---------    -----
1994
Accumulated postretirement benefit obligation:
  Retirees                                           $ 512       $153      $ 665
  Employees fully eligible                              25          7         32
  Other active participants                            156         34        190
                                                     -----       ----      -----
  Total                                                693        194        887
Unrecognized gain (loss)                               (53)         9        (44)
                                                     -----       ----      -----
Accrued postretirement benefit cost recognized
  in the balance sheet                               $ 640       $203      $ 843
                                                     =====       ====      =====
1993
Accumulated postretirement benefit obligation:
  Retirees                                           $ 461       $158      $ 619
  Employees fully eligible                              35         12         47
  Other active participants                            211         47        258
                                                     -----       ----      -----
  Total                                                707        217        924
Unrecognized loss                                     (125)       (18)      (143)
                                                     -----       ----      -----
Accrued postretirement benefit cost recognized
  in the balance sheet                               $ 582       $199      $ 781
                                                     =====       ====      =====

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  ARCO charges postretirement benefit costs as accrued, based on actuarial calculations for each plan. Net annual postretirement benefit costs for the years ended December 31, 1994, 1993 and 1992 included the following components:


                                                   Health      Life
Millions                                            Care     Insurance   Total
- ---------                                          ------    ---------   -----
1994
Service cost-benefits earned during the period       $17        $ 4       $21
Interest cost on accumulated postretirement
  benefit obligation                                  54         15        69
Net amortization                                       3          -         3
                                                     ---        ---       ---
Net postretirement benefit cost                      $74        $19       $93
                                                     ===        ===       ===

1993
Service cost-benefits earned during the period       $15        $ 3       $18
Interest cost on accumulated postretirement
  benefit obligation                                  47         15        62
                                                     ---        ---       ---
Net postretirement benefit cost                      $62        $18       $80
                                                     ===        ===       ===

1992
Service cost-benefits earned during the period       $12        $ 3       $15
Interest cost on accumulated postretirement
  benefit obligation                                  46         15        61
                                                     ---        ---       ---
Net postretirement benefit cost                      $58        $18       $76
                                                     ===        ===       ===

  In addition to the cost above, in 1994 and 1993, ARCO recorded $24 million and $9 million, respectively, before tax as additional postretirement benefit expense in connection with workforce reductions.

  The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:

Percent                                                    1994   1993   1992
- --------                                                   ----   ----   ----
Discount rate                                              8.25   7.25    8.5
Rate of salary progression                                  5.0    5.0    5.0

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for the health plans is 10% for 1992 to 1996, 8% for 1997 to 2001, and 6% thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately 12%, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately 14%.

NOTE 15 STOCKHOLDER'S EQUITY

 Detail of ARCO's capital stock as of December 31, 1994 and 1993 was as follows:

                                                             1994            1993
                                                           --------       ---------
$3.00 Cumulative convertible preference stock, par $1:
  Shares authorized                                          78,089         94,316
  Shares issued and outstanding                              73,721         81,309
  Aggregate value in liquidation - (thousands)             $  5,898       $  6,505

$2.80 Cumulative convertible preference stock, par $1:
  Shares authorized                                         833,776        942,016
  Shares issued and outstanding                             794,796        854,053
  Aggregate value in liquidation - (thousands)             $ 55,636       $ 59,784

Common stock, par $2.50:
  Shares authorized                                     600,000,000    600,000,000
  Shares issued                                         160,800,137    160,746,125
  Shares outstanding                                    160,753,966    159,953,980
  Shares held in treasury                                    46,171        792,145

  Changes in preference stocks outstanding in 1994, 1993 and 1992 were due to conversions. The $3.00 cumulative convertible preference stock is convertible into 6.8 shares of common stock. The $2.80 cumulative convertible preference stock is convertible into 2.4 shares of common stock. Common stock is subordinate to the preference stocks for dividends and assets. The $3.00 and $2.80 preference stocks may be redeemed at the option of ARCO for $82 and $70 per share, respectively.

  ARCO has authorized 75,000,000 shares of preferred stock, $.01 par, of which none were issued or outstanding at December 31, 1994.

 The balance in ARCO's common stock at December 31, 1994, 1993 and 1992 was $402 million.

 Detail of changes in treasury stock in 1994, 1993 and 1992 was as follows:

Millions
- --------
Balance, January 1, 1992                                             $ 325
Treasury stock contributed to benefit plans                           (110)
Conversions                                                            (24)
                                                                     -----
Balance, December 31, 1992                                             191
Treasury stock contributed to benefit plans                            (81)
Conversions                                                            (27)
                                                                     -----
Balance, December 31, 1993                                              83
Treasury stock contributed to benefit plans                            (56)
Conversions                                                            (22)
                                                                     -----
Balance, December 31, 1994                                            $  5
                                                                     =====

  The net decrease in capital in excess of par value of stock in 1994, 1993 and 1992 of $14 million, $15 million and $12 million, respectively, was due primarily to the conversion of preference stock to common stock.

                                     ARCO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  At December 31, 1994, shares of ARCO's authorized and unissued common stock were reserved as follows:

Conversions:
  $3.00 Preference stock                                     501,303
  $2.80 Preference stock                                   1,907,510
Stock option plans                                         6,353,465
Employee benefit plans                                     9,974,482
                                                          ----------
Total                                                     18,736,760
                                                          ==========

  Under ARCO's incentive compensation plans, awards of ARCO's common stock may be made to officers, outside directors and key employees.

NOTE 16 EARNED PER SHARE

  Earned per share is based on the average number of common shares outstanding during each period including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities. The average shares used in the calculation of earned per share for the years ended December 31, 1994, 1993 and 1992 were 163.2 million, 162.4 million and 161.5 million, respectively.

NOTE 17 STOCK OPTIONS

  Options to purchase shares of ARCO's common stock have been granted to executives, outside directors and key employees. These options become exercisable in varying installments and expire ten years after the date of grant. Transactions during 1994, 1993 and 1992 were as follows:

Balance, January 1, 1992                                   2,008,091
Granted                                                      679,457
Exercised (average option price per share: $77.09)           (51,385)
                                                           ---------
Balance, December 31, 1992                                 2,636,163
Granted                                                      574,726
Exercised (average option price per share: $81.74)           (48,707)
                                                           ---------
Balance, December 31, 1993                                 3,162,182
Granted                                                      573,865
Exercised (average option price per share: $75.17)           (75,019)
Cancelled                                                    (87,286)
                                                           ---------
Balance, December 31, 1994                                 3,573,742
                                                           =========
At December 31, 1994:
  Shares exercisable                                       2,737,756
  Shares available for option                              2,779,723
    (1,986,670 at December 31, 1993)
Average option price per share:
  Shares under option                                        $104.26
  Shares exercisable                                         $103.57


NOTE 18 SUPPLEMENTAL CASH FLOW INFORMATION

  The following is supplemental cash flow information for the years ended December 31, 1994, 1993 and 1992:

Millions                                   1994       1993      1992
- --------                                 -------    ------     -------
Short-term investments:
  Gross maturities                       $ 5,952    $ 5,428    $ 4,796
  Gross purchases                         (6,720)    (6,217)    (4,976)
                                         -------    -------    -------
Net cash used                            $  (768)   $  (789)   $  (180)
                                         =======    =======    =======

Notes payable:
  Gross proceeds                         $ 9,516    $ 8,568    $ 7,380
  Gross repayments                        (9,585)    (8,538)    (7,579)
                                         -------    -------    -------
Net cash provided (used)                 $   (69)   $    30    $  (199)
                                         =======    =======    =======

Gross noncash provisions
 charged to income                       $   888    $ 1,148    $   553
Cash payments of previously
 accrued items                              (800)      (635)      (760)
                                         -------    -------    -------
Noncash provisions greater
 (less) than cash payments               $    88    $   513    $  (207)
                                         =======    =======    =======

NOTE 19 LEASE COMMITMENTS

  Capital lease obligations are recorded at the present value of future rental payments. The related assets are amortized on a straight-line basis.

  At December 31, 1994, future minimum rental payments due under leases were as follows:

                                           Capital      Operating
Millions                                    Leases        Leases
- --------                                   -------      ---------
1995                                        $ 3            $162
1996                                          3             129
1997                                          3             106
1998                                          3              87
1999                                          3              59
Later years                                  73             307
                                            ---            ----
Total minimum lease payments                 88            $850
                                                           ====

Imputed interest (rates ranging from
 9.75% to 12.00%)                            62
                                            ---
Present value of minimum lease
 payments included in long-term debt        $26
                                            ===

   Minimum future rental income under noncancellable subleases at December 31, 1994 amounted to $108 million.

  Operating lease net rental expense for the years ended December 31, 1994, 1993 and 1992 was as follows:

Millions                                      1994     1993      1992
- --------                                      ----     ----      ----
Minimum rentals                               $218     $220      $206
Contingent rentals                               2        1         1
Sublease rental income                         (12)     (15)      (18)
                                              ----     ----      ----
Net rental expense                            $208     $206      $189
                                              ====     ====      ====

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  No restrictions on dividends or on additional debt or lease financing exist under ARCO's lease commitments. Under certain conditions, options and obligations exist to purchase certain leased properties.

NOTE 20 LYONDELL PETROCHEMICAL COMPANY

  Lyondell is engaged in the manufacture and marketing of basic commodity chemicals, including ethylene, propylene, methanol and aromatics, and, through its approximately 90% interest in LYONDELL-CITGO Refining Company, the refining and marketing of petroleum products.

  At December 31, 1994, ARCO owned 49.9% of Lyondell common stock outstanding; ARCO accounts for this investment on the equity method. The market value of ARCO's shares of Lyondell common stock, based on the closing quoted market price at December 31, 1994, was $1,033 million.

 Summarized financial information for Lyondell was as follows:


Millions                                                 1994     1993      1992
- ---------                                               ------   ------    ------
Year ended December 31:
  Revenues(a)                                           $3,857   $3,850    $4,809
  Operating income                                      $  424   $   93    $  104
  Income before income taxes and cumulative effect
    of accounting changes                               $  349   $   16    $   35
  Cumulative effect of changes in accounting
    principles                                          $    -   $   22    $  (10)
  Net income                                            $  223   $   26    $   16
                                                        ------   ------    ------
  ARCO's equity in net income of Lyondell               $  111   $   13    $    8
                                                        ------   ------    ------
  Cash dividends received from Lyondell                 $   36   $   54    $   72
                                                        ------   ------    ------
At December 31:
  Current assets                                        $  697   $  523    $  568
  Noncurrent assets                                     $  966   $  708    $  647
  Current liabilities                                   $  433   $  299    $  345
  Long-term debt                                        $  707   $  717    $  725
  Other liabilities                                     $  192   $  179    $  151
  Minority interest                                     $  268   $  124    $    -
  Stockholders' equity (deficit)(b)                     $   63   $  (88)   $   (6)

(a) Includes $314, $278 and $329 of sales to ARCO in 1994, 1993 and 1992, respectively, which approximated 5%, 4% and 5% of ARCO' purchases in those years.

(b) ARCO's investment in Lyondell comprises 49.9% of Lyondell's stockholders' equity (deficit) plus $72 of dividends received in excess of basis of investment.

NOTE 21 PUBLIC OFFERING OF VASTAR COMMON STOCK

  In September 1993, ARCO established Vastar, a wholly owned subsidiary of ARCO. Effective October 1, 1993, ARCO conveyed to Vastar beneficial title to certain producing properties together with certain developed and undeveloped acreage. Vastar is primarily engaged in the exploration for and the development and production of natural gas.

  In July 1994, Vastar completed an initial public offering of 17,250,000 shares of its common stock at $28 per share. ARCO recognized an after-tax gain of $273 million from this transaction. At December 31, 1994 ARCO's 80,000,001 shares represent 82.3% of the outstanding common stock.

NOTE 22 INVESTMENTS

  At December 31, 1994, investments were composed principally of U.S. Treasury securities, corporate debt instruments, and municipal securities and were included in cash equivalents or short-term investments depending on their maturities, which generally ranged from one day to one year. At December 31, 1994, investments in debt securities classified as held-to-maturity were recorded at amortized cost while investments in debt securities classified as available-for-sale are reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1993, all investments in debt securities were stated at cost, which approximated fair value.

 The following summarizes investments in debt securities at December 31, 1994:


Millions                             Available-for-Sale   Held-to-Maturity
- ---------                            ------------------   ----------------
Aggregate fair value                        $1,879            $ 1,239
Gross unrealized holding losses             $   62            $     -
Amortized cost                              $1,941            $ 1,239
Gross realized losses on sales              $   23            $     -
Gross purchases                             $5,300            $40,500
Gross sales                                 $4,700            $     -
Gross maturities                            $   50            $40,800

  For purposes of determining gross realized losses, the cost of available-for-sale securities sold is based upon the specific identification method.

NOTE 23 FINANCIAL INSTRUMENTS AND FAIR VALUE

  ARCO does not hold or issue financial instruments for trading purposes.

  ARCO enters into various types of foreign currency forward and swap contracts to hedge foreign currency transactions. Foreign currency forward contracts are used predominantly to hedge U.S. dollar denominated debt issued by a foreign subsidiary. A foreign currency swap contract is used to hedge debt denominated in Japanese yen. In addition, ARCO uses a combination of foreign currency forwards and swaps to hedge anticipated future cash flows from overseas operations. These foreign currency contracts generally do not have maturities exceeding one year. Gains and losses on foreign exchange contracts

                                     ARCO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally offset gains and losses on assets, liabilities, and transactions being hedged.

  At December 31, 1994 and 1993, the total notional amounts of foreign currency contracts (principally European currencies, Australian dollars and Japanese yen) were approximately $760 million and $700 million, respectively.

  ARCO also uses various hedging arrangements to reduce exposure to price risk for future crude oil and natural gas transactions. Gains and losses are netted and deferred until realized in sales and other operating revenues as the physical production required by the contracts is delivered. At December 31, 1994 and 1993, the notional amounts of open contracts were not significant.

  Explicitly deferred gains and losses arising from hedging activities of anticipated transactions are generally included in the balance sheet as either other current assets or other current liabilities.

  At December 31, 1994 and 1993, the carrying and fair values of interest rate swaps were not significant. At December 31, 1994 and 1993, the carrying value and estimated fair value of ARCO's other financial instruments were as follows:

                                      1994                 1993
                                Carrying    Fair    Carrying     Fair
Millions                          Value    Value      Value      Value
- --------                        --------   ------   --------    ------
Non-Derivatives:
  Short-term investments         $2,991    $2,991    $2,289     $2,289
  Long-term investments          $  348    $1,279    $  266     $1,087
  Other investments and
    long-term receivables        $  297    $  297    $  221     $  221
  Notes payable                  $1,478    $1,478    $1,510     $1,510
  Long-term debt, including
    current maturities           $7,828    $7,991    $7,254     $8,307
Derivatives:
  Foreign currency forward
    contracts                    $  (16)   $  (16)   $  (12)    $  (12)
  Foreign currency swaps         $   83    $   83    $   80     $   80
  Oil & gas price swaps          $    5    $    5    $   (1)    $   (1)

  Short-term investments and notes payable were valued at their carrying amounts, which were reasonable estimates of fair value due to the relatively short period to maturity. Investments and long-term receivables were valued at quoted market prices if available. For unquoted investment securities, which were predominantly equity interests in associated entities, the reported fair value was estimated on the basis of financial and other information. The fair value of ARCO's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to ARCO for debt of the same remaining maturities. The fair value of foreign currency contracts and interest rate swaps represented the amount to be exchanged if the existing contracts had been settled at year end and were estimated by obtaining quotes from brokers.

  ARCO is exposed to credit risk related to its financial instruments in the event of non-performance by the counterparties. ARCO does not generally require collateral or other security to support these financial instruments. The counterparties to these instruments are major institutions deemed creditworthy by the Company; ARCO does not anticipate nonperformance by the counterparties.

NOTE 24 UNAUDITED QUARTERLY RESULTS


Millions, except per share amounts                        1994      1993
- ----------------------------------                      -------    -------
Sales and other operating revenues (including
  excise taxes)
Quarter ended:
  March 31                                              $ 3,800    $ 4,507
  June 30                                                 4,174      4,670
  September 30                                            4,271      4,553
  December 31                                             4,307      4,757
                                                        -------    -------
Total                                                   $16,552    $18,487
                                                        =======    =======
Income (loss) before gain on issuance of stock by
  subsidiary, income taxes and minority interest
Quarter ended:
  March 31                                              $   255    $   442
  June 30                                                    20(a)     461
  September 30                                              277        233
  December 31                                               357       (502)(a)
                                                        -------    -------
Total                                                   $   909    $   634
                                                        =======    =======
Net income (loss)
Quarter ended:
  March 31                                              $  149     $   260
  June 30                                                   24(a)      271
  September 30                                             435          68
  December 31                                              311        (330)(a)
                                                        ------     -------
Total                                                   $  919     $   269
                                                        ======     =======
Earned (loss) per share
Quarter ended:
  March 31                                              $ 0.92     $  1.60
  June 30                                               $ 0.14(a)  $  1.67
  September 30                                          $ 2.67     $  0.42
  December 31                                           $ 1.90     $ (2.06)(a)

(a) See Note 2.

                                     ARCO
                      SUPPLEMENTAL INFORMATION (UNAUDITED)

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

 Estimated quantities of ARCO's proved oil and gas reserves were as follows:

                                              Petroleum Liquids                    Natural Gas
                                              (million barrels)               (billion cubic feet)
                                             U.S.     International          U.S.      International
                                            -----     -------------         ------     -------------
January 1, 1992:
 Proved reserves                            2,642           189              5,798          2,405
 Proved developed reserves                  2,094           131              5,069            534
December 31, 1992:
 Proved reserves                            2,517           211              5,185          3,117
 Proved developed reserves                  1,915           122              4,552            690
December 31, 1993:
 Proved reserves                            2,259           206              4,725          3,280
 Proved developed reserves                  1,804           127              4,190          1,120
December 31, 1994:
 Proved reserves                            2,246           222              4,615          3,493
 Proved developed reserves                  1,915            87              4,301          1,142

  Included in ARCO's reserves are 100% of the reserves of Vastar, a consolidated subsidiary of which ARCO owned 82.3% at December 31, 1994. Vastar's reserves comprised 4% and 43% of U.S. petroleum liquids and natural gas, respectively, at December 31, 1994.

  ARCO has no long-term supply contracts to purchase from foreign governments or any interest in equity affiliates involved in oil and gas producing activities.

  The changes in proved reserves for the years ended December 31, 1992, 1993 and 1994 were as follows:

                                              Petroleum Liquids                    Natural Gas
                                              (million barrels)               (billion cubic feet)
                                             U.S.     International          U.S.      International
                                            -----     -------------         ------     -------------
Reserves at January 1, 1992                 2,642           189              5,798          2,405
Revisions of estimates                         40            22                 22             44
Improved recovery                              39             -                 48              -
Purchases of minerals-in-place                 35             -                 37              -
Extensions and discoveries                    100            29                145            761
Production                                   (242)          (28)              (440)           (88)
Consumed in production                          -             -                (72)            (5)
Sales of minerals-in-place                    (97)           (1)              (353)             -
                                            -----           ---              -----          -----
Reserves at December 31, 1992               2,517           211              5,185          3,117
Revisions of estimates                        (20)           15                (12)           (54)
Improved recovery                              17             -                 28              -
Purchases of minerals-in-place                  3             -                 30              -
Extensions and discoveries                     10            11                186            350
Production                                   (221)          (29)              (332)          (117)
Consumed in production                          -             -                (75)            (9)
Sales of minerals-in-place                    (47)           (2)              (285)            (7)
                                            -----           ---              -----          -----
Reserves at December 31, 1993               2,259           206              4,725          3,280
Revisions of estimates                         85           (19)                94             31
Improved recovery                              90             -                 13              -
Purchases of minerals-in-place                 11             -                 13             82
Extensions and discoveries                     21            75                232            291
Production                                   (216)          (26)              (350)          (187)
Consumed in production                          -             -                (78)            (4)
Sales of minerals-in-place                     (4)          (14)               (34)             -
                                            -----           ---              -----          -----
Reserves at December 31, 1994               2,246           222              4,615          3,493
                                            =====           ===              =====          =====

  Significant changes to proved oil and gas reserves during 1994 were due to the addition of reserves from an enhanced oil recovery project at Kuparuk, from the Villano field in Ecuador, and the Trent and Tyne gas fields in the North Sea.

  Estimates of petroleum reserves have been made by ARCO engineers. These estimates include reserves in which ARCO holds an economic interest under production-sharing and other types of operating agreements with foreign governments. These estimates do not include probable or possible reserves. Natural gas liquids comprise 12% of petroleum liquid proved reserves.

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

                                     ARCO
                     SUPPLEMENTAL INFORMATION (UNAUDITED)

there are a number of regulatory, financial, legal and marketing questions regarding the projects that remain unresolved.

  ARCO continues to study various options for marketing North Slope gas. However, ARCO Alaska believes that market conditions are not likely to permit implementation of any large gas sales projects within the foreseeable future.

  The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31, 1994, 1993 and 1992 were as follows:


                                       Proved Properties                   Unproved Properties
Millions                            U.S.       International            U.S.        International
- --------                          -------      -------------            ----        -------------
1994
Gross                             $14,353          $3,998               $510            $231
Accumulated depreciation,
  depletion and amortization        8,963           2,100                328               8
                                  -------          ------               ----            ----
Net                               $ 5,390          $1,898               $182            $223
                                  =======          ======               ====            ====
1993
Gross                             $14,521          $3,694               $593            $235
Accumulated depreciation,
  depletion and amortization        8,772           1,925                315               4
                                  -------          ------               ----            ----
Net                               $ 5,749          $1,769               $278            $231
                                  =======          ======               ====            ====
1992
Gross                             $15,212          $3,369               $677            $196
Accumulated depreciation,
  depletion and amortization        8,821           1,718                 77               1
                                  -------          ------               ----            ----
Net                               $ 6,391          $1,651               $600            $195
                                  =======          ======               ====            ====

  Costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31, 1994, 1993 and 1992 were as follows:


Millions                         U.S.   International   Total
- --------                         ----   -------------   -----
1994
Property acquisition costs:
  Proved properties              $  -       $  1         $  1
  Unproved properties            $ 38       $ 23         $ 61
Exploration costs                $180       $237         $417
Development costs                $363       $290         $653

1993
Property acquisition costs:
  Proved properties              $  -       $  3         $  3
  Unproved properties            $ 59       $  2         $ 61
Exploration costs                $351       $274         $625
Development costs                $435       $441         $876

1992
Property acquisition costs:
  Proved properties              $ 13       $  5         $ 18
  Unproved properties            $ 41       $  2         $ 43
Exploration costs                $362       $220         $582
Development costs                $393       $388         $781

  Results of operations from oil and gas producing activities (including operating overhead) for the three years ended December 31, 1994, 1993 and 1992 were as follows:


Millions                                       U.S.     International     Total
- --------                                      ------    -------------    ------
1994
Revenues:
  Sales                                       $1,421         $859        $2,280
  Transfers                                    1,456            -         1,456
  Other                                           74           41           115
                                              ------         ----        ------
                                               2,951          900         3,851
Production costs                               1,166          199         1,365
Exploration expenses                             277          178           455
Depreciation, depletion and amortization         731          275         1,006
Other operating expenses                         251          171           422
                                              ------         ----        ------
                                                 526           77           603
Income tax expense                              (143)         (43)         (186)
                                              ------         ----        ------
Results of operations from production
  activities                                  $  383         $ 34        $  417
                                              ======         ====        ======
1993
Revenues:
  Sales                                       $1,639         $807        $2,446
  Transfers                                    1,616            -         1,616
  Other                                           48           31            79
                                              ------         ----        ------
                                               3,303          838         4,141
Production costs                               1,313          194         1,507
Exploration expenses                             457          210           667
Depreciation, depletion and amortization         719          260           979
Other operating expenses                         209          148           357
                                              ------         ----        ------
                                                 605           26           631
Income tax expense                              (206)         (49)         (255)
                                              ------         ----        ------
Results of operations from production
  activities                                  $  399         $(23)       $  376
                                              ======         ====        ======
1992
Revenues:
  Sales                                       $2,157         $800        $2,957
  Transfers                                    1,842            -         1,842
  Other                                           77           41           118
                                              ------         ----        ------
                                               4,076          841         4,917
Production costs                               1,481          227         1,708
Exploration expenses                             382          185           567
Depreciation, depletion and amortization         914          235         1,149
Other operating expenses                         239          139           378
                                              ------         ----        ------
                                               1,060           55         1,115
Income tax expense                              (346)         (21)         (367)
                                              ------         ----        ------
Results of operations from production
  activities                                  $  714         $ 34        $  748
                                              ======         ====        ======

  The difference between the above results of operations and the amounts reported for after-tax oil and gas segment earnings in Note 4 of Notes to Consolidated Financial Statements is primarily marketing-related activities, the exclusions of gains on property sales and unusual items related to the oil and gas operations.

                                     ARCO
                     SUPPLEMENTAL INFORMATION (UNAUDITED)

  The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31, 1994, 1993 and 1992 was as follows:


Billions                                       U.S.    International   Total
- ---------                                     ------   -------------   -----
1994
Future cash inflows                            $30.6        $11.3      $41.9
Future development and production costs         13.9          3.9       17.8
Future income tax expense                        5.4          2.7        8.1
                                               -----        -----      -----
Future net cash flows                           11.3          4.7       16.0
10% annual discount                              4.9          2.2        7.1
                                               -----        -----      -----
Standardized measure of discounted future
  net cash flows                               $ 6.4        $ 2.5      $ 8.9
                                               =====        =====      =====
1993
Future cash inflows                            $24.4        $10.2      $34.6
Future development and production costs         16.5          3.6       20.1
Future income tax expense                        2.2          2.2        4.4
                                               -----        -----      -----
Future net cash flows                            5.7          4.4       10.1
10% annual discount                              2.4          2.1        4.5
                                               -----        -----      -----
Standardized measure of discounted future
  net cash flows                               $ 3.3        $ 2.3      $ 5.6
                                               =====        =====      =====
1992
Future cash inflows                            $37.3        $10.9      $48.2
Future development and production costs         20.9          4.4       25.3
Future income tax expense                        5.2          2.2        7.4
                                               -----        -----      -----
Future net cash flows                           11.2          4.3       15.5
10% annual discount                              4.9          2.2        7.1
                                               -----        -----      -----
Standardized measure of discounted future
  net cash flows                               $ 6.3        $ 2.1      $ 8.4
                                               =====        =====      =====

  Primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31, 1994, 1993 and 1992 were as follows:


Billions                                            1994      1993      1992
- ---------                                           -----     -----     -----
Sales and transfers of oil and gas, net of
  production costs                                  $(2.3)    $(2.5)    $(2.9)
Extensions, discoveries and improved recovery,
  less related costs                                  1.0        .4       1.0
Revisions of estimates of reserves proved in
  prior years:
    Quantity estimates                                 .2         -        .3
    Net changes in price and production costs         4.9      (4.2)      2.1
Purchases/Sales                                        .1       (.3)      (.4)
Other                                                 (.2)       .1        .5
Accretion of discount                                  .8       1.2       1.0
Development costs incurred during the period           .7        .9        .8
Net change in income taxes                           (1.9)      1.6      (1.0)
                                                    -----     -----     -----
Net change                                          $ 3.3     $(2.8)    $ 1.4
                                                    =====     =====     =====

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

  These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to ARCO. Management's investment and operating decisions are based on reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here.

  It should be recognized that applying current costs and prices and a 10% standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Coal Operations

  Supplemental operating statistics for the coal operations of ARCO for the three years ended December 31, 1994, 1993 and 1992 were as follows:


                                                 1994      1993      1992
                                                ------    ------    ------
Coal shipments - thousand tons:
  U.S.                                          38,322    37,499    30,634
  International                                 11,235    10,246     9,158
                                                ------    ------    ------
Total                                           49,557    47,745    39,792
                                                ======    ======    ======
Coal reserves - million tons recoverable:
  U.S.                                           1,279     1,296     1,236
  International                                    227       214       232
                                                ------    ------    ------
Total                                            1,506     1,510     1,468
                                                ======    ======    ======
Average market price per ton of coal:
  U.S.                                          $ 8.52    $ 9.12    $ 9.79
  International                                 $29.90    $29.69    $30.84
  Composite price                               $13.37    $13.53    $14.64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in
Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 1, 1995, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, and which is incorporated herein by reference, except for the material included under the captions "Report of Compensation Committee" and "Performance Graph."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1 and 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules.

     3. Exhibits:

     3.1 Restated Certificate of Incorporation of Atlantic Richfield Company as of June 27, 1994, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly pe-riod ended June 30, 1994, filed with the Securities and Ex-change Commission (the "Commission") under File No. 1-1196 and incorporated herein by reference.

     3.2 By-Laws of Atlantic Richfield Company as amended through Janu-ary 23, 1989, filed as an exhibit, bearing the same number, to the Company's Form 10-K Report for the year 1993, File No. 1-1196, and incorporated herein by reference.

     4.1 Rights Agreement dated as of May 27, 1986 between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent, filed as Exhibit 2.1 to the Company's Form 8-A filed with the Commission under File No. 1-1196 on June 3, 1986, and incorporated herein by reference.

     4.2 Indenture dated as of May 15, 1985 between the Company and The Chase Manhattan Bank, N.A., filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly pe-riod ended June 30, 1985, File No. 1-1196, and incorporated herein by reference.

     4.3 Indenture, dated as of January 1, 1992, between the Company and The Bank of New York, filed as an exhibit, bearing the same number, to the Company's Registration Statement on Form S-3 (No. 33-44925), filed with the Commission on January 6, 1992, and incorporated herein by reference.

     4.4 Instruments defining the rights of holders of long-term debt which is not registered under the Securities Exchange Act of 1934 are not filed because the total amount of securities au-thorized under any such instrument does not exceed 10 percent of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Commis-sion upon request.

    10.1(a)* Atlantic Richfield Company Supplementary Executive Retirement Plan, as adopted by the Board of Directors of the Company on March 26, 1990, and effective on October 1, 1990, filed as Ex-hibit 10.2 to the Company's Form 10-K Report for the year 1990, File No. 1-1196, and incorporated herein by reference.

    10.1(b)* Amendment No. 1 to Atlantic Richfield Company Supplementary Executive Retirement Plan effective March 22, 1993, filed as
                Exhibit 10 to the Company's Form 10-Q Report for the quarterly period ended June 30, 1993, File No. 1-1196, and incorporated herein by reference.

    10.2(a)* Atlantic Richfield Company Executive Deferral Plan, as adopted by the Board of Directors of the Company on March 26, 1990 and effective on October 1, 1990, filed as Exhibit 10.3 to the Company's Form 10-K Report for the year 1990, File No. 1-1196, and incorporated herein by reference.

    10.2(b)* Amendment No. 1 to Atlantic Richfield Company Executive Defer-ral Plan effective July 27, 1992, filed as an exhibit, bearing the same number, to the Company's Form 10-K Report for the year 1992, File No. 1-1196, and incorporated herein by refer-ence.

    10.3* Atlantic Richfield Executive Medical Insurance Plan-Summary Plan Description, as in effect January 1, 1994, filed as an exhibit, bearing the same number, to the Company's Form 10-K Report for the year 1993, File No. 1-1196, and incorporated herein by reference.

    10.4(a)* Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective on July 1, 1988, filed as Exhibit 10.6 to the Company's Form 10-K Report for the year 1988, File No. 1-1196, and incorporated herein by reference.

    10.4(b)* Amendment No. 1 to Atlantic Richfield Company Executive Sup-plementary Savings Plan II as amended and effective on January 1, 1989, filed as Exhibit 10.6(b) to the Company's Form 10-K Report for the year 1989, File No. 1-1196, and incorporated herein by reference.

    10.4(c)* Amendment No. 2 to Atlantic Richfield Company Executive SupplementarySavings Plan II as amended and effective on July 1, 1994, filed herewith.

    10.5* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised effective January 1, 1994, filed herewith.

    10.6*
                Annual Incentive Plan, as adopted by the Board of Directors of the Company on November 26, 1984, and effective on that date, as amended through February 28, 1994, filed herewith.

    10.7* Atlantic Richfield Company's 1985 Executive Long-Term Incen-tive Plan, as adopted by the Board of Directors of the Company on May 28, 1985, and effective on that date, as amended through February 28, 1994, filed herewith.

    10.8* Atlantic Richfield Company Executive Life Insurance Plan-Sum-mary Plan Description, as in effect January 1, 1994, filed as an exhibit bearing the same number, to the Company's Form 10-K Report for the year 1993, File No. 1-1196, and incorporated herein by reference.

    10.9* Atlantic Richfield Company Executive Long-Term Disability Plan--Summary Plan Description, as in effect January 1, 1994, filed as an exhibit bearing the same number, to the Company's Form 10-K Report for the year 1993, File No. 1-1196, and in-corporated herein by reference.

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

    22          Subsidiaries of the Registrant.

    23          Consent of Coopers & Lybrand L.L.P.

    27          Financial Data Schedule.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
- --------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K:

  No Current Reports on Form 8-K were filed during the quarter ended December 31, 1994, and thereafter through February 28, 1995.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the following registration statements of Atlantic Richfield Company: Registration Statement on Form S-8 (No. 33-43830), Registration Statement on Form S-8 (No. 33-21558), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21160), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23639), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21162), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21553), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23640), and Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21552), of our report dated February 10, 1995, on our audits of the consolidated financial statements and financial statement schedule of Atlantic Richfield Company as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, which report is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 28, 1995

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         ATLANTIC RICHFIELD COMPANY


                                         By         /s/ Mike R. Bowlin
                                           -------------------------------------
                                                      Mike R. Bowlin
                                                President, Chief Executive
                                                         Officer
                                               and Chief Operating Officer

FEBRUARY 27, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                       TITLE                DATE
              ---------                       -----                ----
      /s/ Lodwrick M. Cook             Chairman of the         February 27, 1995
- -------------------------------------   Board and Director
          Lodwrick M. Cook

      /s/ Mike R. Bowlin               President, Chief        February 27, 1995
- -------------------------------------   Executive Officer,
          Mike R. Bowlin                Chief Operating
   Principal executive officer          Officer and
                                        Director

     /s/ Ronald J. Arnault             Executive Vice          February 27, 1995
- -------------------------------------   President, Chief
         Ronald J. Arnault              Financial Officer
     Principal financial officer        and Director

    /s/ Anthony G. Fernandes           Executive Vice          February 27, 1995
- -------------------------------------   President and
        Anthony G. Fernandes            Director

    /s/ William E. Wade, Jr.           Executive Vice          February 27, 1995
- -------------------------------------   President and
        William E. Wade, Jr.            Director

              SIGNATURE                       TITLE                DATE
              ---------                       -----                ----
       /s/ Frank D. Boren              Director                February 27, 1995
- -------------------------------------
           Frank D. Boren

      /s/ Richard H. Deihl             Director                February 27, 1995
- -------------------------------------
          Richard H. Deihl

         /s/ John Gavin                Director                February 27, 1955
- -------------------------------------
             John Gavin

        /s/ Hanna H. Gray              Director                February 27, 1995
- -------------------------------------
            Hanna H. Gray

      /s/ Philip M. Hawley             Director                February 27, 1995
- -------------------------------------
          Philip M. Hawley

         /s/ Kent Kresa                Director                February 27, 1995
- -------------------------------------
             Kent Kresa

     /s/ David T. McLaughlin           Director                February 27, 1995
- -------------------------------------
         David T. McLaughlin

      /s/ John B. Slaughter            Director                February 27, 1995
- -------------------------------------
          John B. Slaughter

      /s/ Hicks B. Waldron             Director                February 27, 1995
- -------------------------------------
          Hicks B. Waldron

         /s/ Henry Wendt               Director                February 27, 1995
- -------------------------------------
             Henry Wendt

      /s/ Allan L. Comstock            Vice President and      February 27, 1995
- -------------------------------------   Controller
          Allan L. Comstock
     Principal accounting officer

                                                                     SCHEDULE II

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            (IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         (COLUMN A)          (COLUMN B)    (COLUMN C)    (COLUMN D) (COLUMN E)
- ------------------------------------------------------------------------------
                                           ADDITIONS
                                        ----------------
                             BALANCE AT CHARGED CHARGED  DEDUCTIONS BALANCE AT
                             BEGINNING    TO    TO OTHER    FROM     CLOSE OF
        DESCRIPTION          OF PERIOD  INCOME  ACCOUNTS  RESERVES    PERIOD
- ------------------------------------------------------------------------------
YEAR 1994
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 14     $  2     $--       $  1(a)    $ 15
                                ----     ----     ---       ----       ----
  Affiliated companies
   accounted for on the
   equity method............    $  8     $ --     $--       $ --       $  8
                                ----     ----     ---       ----       ----
  Other investments and
   long-term receivables....    $ 50     $ --     $--       $ --       $ 50
                                ----     ----     ---       ----       ----
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........    $788     $ 87     $--       $ 27       $848
                                ----     ----     ---       ----       ----
  Reduction in force........    $ 91     $179     $--       $ 93       $177
                                ----     ----     ---       ----       ----
  Insurance ................    $185     $ 56     $--       $ 39       $202
                                ----     ----     ---       ----       ----
  Environmental remediation.    $648     $138     $--       $116       $670
                                ----     ----     ---       ----       ----
  Other.....................    $326     $132     $--       $209       $249
                                ----     ----     ---       ----       ----
YEAR 1993
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 15     $  2     $--       $  3(a)    $ 14
                                ----     ----     ---       ----       ----
  Affiliated companies
   accounted for on the
   equity method............    $  8     $ --     $--       $ --       $  8
                                ----     ----     ---       ----       ----
  Other investments and
   long-term receivables....    $ 43     $  7     $--       $ --       $ 50
                                ----     ----     ---       ----       ----
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........    $716     $136     $--       $ 64       $788
                                ----     ----     ---       ----       ----
  Reduction in force........    $ 97     $ 57     $--       $ 63       $ 91
                                ----     ----     ---       ----       ----
  Insurance ................    $196     $ 35     $--       $ 46       $185
                                ----     ----     ---       ----       ----
  Environmental remediation.    $682     $172     $--       $206       $648
                                ----     ----     ---       ----       ----
  Other.....................    $308     $109     $--       $ 91       $326
                                ----     ----     ---       ----       ----

                                              (See footnotes on following page.)

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            (IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         (COLUMN A)          (COLUMN B)    (COLUMN C)    (COLUMN D) (COLUMN E)
- ------------------------------------------------------------------------------
                                           ADDITIONS
                                        ----------------
                             BALANCE AT CHARGED CHARGED  DEDUCTIONS BALANCE AT
                             BEGINNING    TO    TO OTHER    FROM     CLOSE OF
        DESCRIPTION          OF PERIOD  INCOME  ACCOUNTS  RESERVES    PERIOD
- ------------------------------------------------------------------------------
YEAR 1992
Amounts deducted from
 applicable assets:
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

                                 EXHIBIT INDEX

EXHIBIT:                          DESCRIPTION

 3.1 Restated Certificate of Incorporation of Atlantic Rich-field Company as of June 27, 1994, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quar-terly period ended June 30, 1994, filed with the Securi-ties and Exchange Commission (the "Commission") under File No. 1-1196 and incorporated herein by reference.

 3.2 By-Laws of Atlantic Richfield Company as amended through January 23, 1989, filed as an exhibit, bearing the same number, to the Company's Form 10-K Report for the year 1993, File No. 1-1196, and incorporated herein by refer-ence.

 4.1 Rights Agreement dated as of May 27, 1986 between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent, filed as Exhibit 2.1 to the Company's Form 8-A filed with the Commission under File No. 1-1196 on June 3, 1986, and incorporated herein by reference.

 4.2 Indenture dated as of May 15, 1985 between the Company and The Chase Manhattan Bank, N.A., filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1985, File No. 1-1196, and incorporated herein by reference.

 4.3 Indenture, dated as of January 1, 1992, between the Com-pany and The Bank of New York, filed as an exhibit, bear-ing the same number, to the Company's Registration State-ment on Form S-3 (No. 33-44925), filed with the Commis-sion on January 6, 1992, and incorporated herein by ref-erence.

 4.4 Instruments defining the rights of holders of long-term debt which is not registered under the Securities Ex-change Act of 1934 are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

10.1(a) Atlantic Richfield Company Supplementary Executive Re-tirement Plan, as adopted by the Board of Directors of the Company on March 26, 1990, and effective on October 1, 1990, filed as Exhibit 10.2 to the Company's Form 10-K Report for the year 1990, File No. 1-1196, and incorpo-rated herein by reference.

10.1(b) Amendment No. 1 to Atlantic Richfield Company Supplemen-tary Executive Retirement Plan effective March 22, 1993, filed as Exhibit 10 to the Company's Form 10-Q Report for the quarterly period ended June 30, 1993, File No.
         1-1196, and incorporated herein by reference.

10.2(a) Atlantic Richfield Company Executive Deferral Plan, as adopted by the Board of Directors of the Company on March 26, 1990 and effective on October 1, 1990, filed as Ex-hibit 10.3 to the Company's Form 10-K Report for the year 1990, File No. 1-1196, and incorporated herein by refer-ence.

10.2(b) Amendment No. 1 to Atlantic Richfield Company Executive Deferral Plan effective July 27, 1992, filed as an exhib-it, bearing the same number, to the Company's Form 10-K Report for the year 1992, File No. 1-1196, and incorpo-rated herein by reference.

EXHIBIT:                          DESCRIPTION

10.3 Atlantic Richfield Executive Medical Insurance Plan-Sum-mary Plan Description, as in effect January 1, 1994, filed as an exhibit, bearing the same number, to the Company's Form 10-K Report for the year 1993, File No. 1-1196, and incorporated herein by reference.

10.4(a) Atlantic Richfield Company Executive Supplementary Sav-ings Plan II, as amended, restated and effective on July 1, 1988, filed as Exhibit 10.6 to the Company's Form 10-K Report for the year 1988, File No. 1-1196, and incorpo-rated herein by reference.

10.4(b)  Amendment No. 1 to Atlantic Richfield Company Executive
         Supplementary Savings Plan II as amended and effective on January 1, 1989, filed as Exhibit 10.6(b) to the
         Company's Form 10-K Report for the year 1989, File No.
         1-1196, and incorporated herein by reference.

10.4(c)  Amendment No. 2 to Atlantic Richfield Company Executive
         Supplementary Savings Plan II as amended and effective on July 1, 1994, filed herewith.

10.5 Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised effective
         January 1, 1994, filed herewith.

10.6 Annual Incentive Plan, as adopted by the Board of Direc-tors of the Company on November 26, 1984, and effective on that date, as amended through February 28, 1994, filed herewith.

10.7 Atlantic Richfield Company's 1985 Executive Long-Term In-centive Plan, as adopted by the Board of Directors of the Company on May 28, 1985, and effective on that date, as amended through February 28, 1994, filed herewith.

10.8 Atlantic Richfield Company Executive Life Insurance Plan-Summary Plan Description, as in effect January 1, 1994, filed as an exhibit bearing the same number, to the Company's Form 10-K Report for the year 1993, File No. 1-1196, and incorporated herein by reference.

10.9 Atlantic Richfield Company Executive Long-Term Disability Plan-Summary Plan Description, as in effect January 1, 1994, filed as an exhibit bearing the same number, to the Company's Form 10-K Report for the year 1993, File No. 1-1196, and incorporated herein by reference.

10.10 Form of Indemnity Agreement adopted by the Board of Di-rectors on January 26, 1987 and executed in February 1987 by the Company and each of its directors and officers, included in Exhibit A to the 1987 Proxy Statement (filed with the Commission under File No. 1-1196) and incorpo-rated herein by reference.

10.11 Exchange Agreement between Tosco Corporation and Atlantic Richfield Company dated October 2, 1986, as amended by letter dated November 5, 1986, filed as Exhibit 10.14, to the Company's Form 10-K Report for the year 1986, File No. 1-1196, and incorporated herein by reference.

EXHIBIT:                          DESCRIPTION

10.12 Retirement Plan for Outside Directors effective October 1, 1990, as amended March 31, 1993, filed as Exhibit 10 to the Company's Form 10-Q Report for the quarterly pe-riod ended March 31, 1993, File No. 1-1196, and incorpo-rated herein by reference.

10.13(a) Stock Option Plan for Outside Directors effective Decem-ber 17, 1990, filed as Exhibit 10.14 to the Company's
         Form 10-K Report for the year 1990, File No. 1-1196, and incorporated herein by reference.

10.13(b) Amendment No. 1 to Stock Option Plan for Outside
         Directors effective June 22, 1992, filed as an exhibit, bearing the same number, to the Company's Form 10-K
         Report for the year 1992, File No. 1-1196, and incorporated herein by reference.

10.14 Special Incentive Plan, as adopted by the Board of Directors of the Company on February 28, 1994, and effective on that date, is included in Appendix C of Registrant's Proxy Statement filed with the Commission under File No. 1-1196 and incorporated herein by reference.

22       Subsidiaries of the Registrant.

23       Consent of Coopers & Lybrand L.L.P.

27       Financial Data Schedule.