Form 10-Q
period 1995-03-31
ATLANTIC RICHFIELD CO /DE
filed 1995-05-10
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended March 31, 1995
Commission file number 1-1196
                             ________________

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

     Number of shares of Common Stock, $2.50 par value, outstanding as of March 31, 1995: 160,799,714.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
(Millions except per share amounts)                    1995      1994
                                                       ----      ----
Revenues
  Sales and other operating revenues,
   including excise taxes . . . . . . . . . . . . . .  $4,244    $3,800
  Income from equity investments. . . . . . . . . . .      74        17
  Interest. . . . . . . . . . . . . . . . . . . . . .      59        39
  Other revenues. . . . . . . . . . . . . . . . . . .      80        69
                                                        -----     -----
                                                        4,457     3,925
                                                        -----     -----
Expenses
  Trade purchases . . . . . . . . . . . . . . . . . .   1,568     1,303
  Operating expenses. . . . . . . . . . . . . . . . .     704       719
  Selling, general and administrative expenses. . . .     402       395
  Depreciation, depletion and amortization. . . . . .     412       421
  Exploration expenses (including undeveloped
   leasehold amortization). . . . . . . . . . . . . .      90       104
  Excise taxes. . . . . . . . . . . . . . . . . . . .     350       360
  Taxes other than excise and income taxes. . . . . .     194       184
  Interest. . . . . . . . . . . . . . . . . . . . . .     203       184
                                                        -----     -----
                                                        3,923     3,670
                                                        -----     -----
Income before income taxes and minority interest. . .     534       255
Provision for taxes on income . . . . . . . . . . . .     185        97
Minority interest in earnings of subsidiaries . . . .      27         9
                                                        -----     -----
Net Income. . . . . . . . . . . . . . . . . . . . . .  $  322    $  149
                                                        =====     =====
Earned per Share. . . . . . . . . . . . . . . . . . .  $ 1.97    $  .92
                                                        =====     =====
Cash Dividends Paid per Share of Common Stock . . . .  $1.375    $1.375
                                                        =====     =====

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                 March 31,      December 31,
                                                   1995             1994
                                                   ----             ----
                                                        (Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . .   $ 1,164         $ 1,394
  Short-term investments. . . . . . . . . . . .     2,336           2,991
  Accounts receivable . . . . . . . . . . . . .     1,457           1,446
  Inventories . . . . . . . . . . . . . . . . .       794             797
  Prepaid expenses and other current assets . .       304             185
                                                   ------          ------
  Total current assets. . . . . . . . . . . . .     6,055           6,813
                                                   ------          ------
Investments and long-term receivables:
  Investments accounted for on the equity method      400             348
  Other investments and long-term receivables .       299             297
                                                   ------          ------
                                                      699             645
                                                   ------          ------
Fixed assets:
  Property, plant and equipment . . . . . . . .    32,234          32,248
  Less accumulated depreciation, depletion
   and amortization . . . . . . . . . . . . . .    16,493          16,526
                                                   ------          ------
                                                   15,741          15,722
                                                   ------          ------
Deferred charges and other assets . . . . . . .     1,462           1,383
                                                   ------          ------
Total assets. . . . . . . . . . . . . . . . . .   $23,957         $24,563
                                                   ======          ======


     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                    March 31,    December 31,
                                                      1995           1994
                                                      ----           ----
                                                          (Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .    $ 1,180        $ 1,478
  Accounts payable. . . . . . . . . . . . . . . .        904            986
  Long-term debt due within one year. . . . . . .        564            630
  Taxes payable, including excise taxes . . . . .        439            253
  Accrued interest. . . . . . . . . . . . . . . .        151            183
  Other . . . . . . . . . . . . . . . . . . . . .        852            958
                                                      ------         ------
  Total current liabilities . . . . . . . . . . .      4,090          4,488
                                                      ------         ------
Long-term debt. . . . . . . . . . . . . . . . . .      6,969          7,198
Deferred income taxes . . . . . . . . . . . . . .      2,654          2,721
Other deferred liabilities and credits. . . . . .      3,388          3,471
Minority interest . . . . . . . . . . . . . . . .        426            407
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . .          1              1
  Common stock. . . . . . . . . . . . . . . . . .        402            402
  Capital in excess of par value of stock . . . .        647            647
  Retained earnings . . . . . . . . . . . . . . .      5,442          5,342
  Pension liability adjustment. . . . . . . . . .        (20)           (20)
  Net unrealized loss on investments. . . . . . .        (22)           (38)
  Foreign currency translation. . . . . . . . . .        (11)           (51)
  Treasury stock, at cost . . . . . . . . . . . .         (9)            (5)
                                                       ------        ------
  Total stockholders' equity. . . . . . . . . . .       6,430         6,278
                                                       ------        ------
Total liabilities and stockholders' equity. . . .     $23,957       $24,563
                                                       ======        ======


     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1995        1994
                                                          ----        ----
                                                             (Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . .   $  322      $  149
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . .      412         421
  Dry hole expense and undeveloped leasehold
    amortization . . . . . . . . . . . . . . . . . . .       36          50
  Net gain on asset sales. . . . . . . . . . . . . . .       (8)         --
  Income from equity investments . . . . . . . . . . .      (74)        (17)
  Dividends from equity investments. . . . . . . . . .       21          14
  Cash payments greater than noncash provisions. . . .     (210)        (13)
  Deferred income taxes. . . . . . . . . . . . . . . .       (4)         (9)
  Changes in accounts receivable, inventories
   and accounts payable. . . . . . . . . . . . . . . .      (89)       (188)
  Changes in other working capital accounts. . . . . .       16        (109)
  Other. . . . . . . . . . . . . . . . . . . . . . . .      (41)        (23)
                                                          -----       -----
    Net cash provided by operating activities. . . . .      381         275
                                                          -----       -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs)     (353)       (392)
  Net cash provided (used) by short-term investments .      677        (316)
  Proceeds from asset sales. . . . . . . . . . . . . .       45           9
  Payments received on notes from sale of assets . . .       --          37
  Other. . . . . . . . . . . . . . . . . . . . . . . .     (103)         28
                                                          -----       -----
    Net cash provided (used) by investing activities .      266        (634)
                                                          -----       -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . .     (470)        (97)
  Proceeds from issuance of long-term debt . . . . . .      149          --
  Net cash provided (used) by notes payable. . . . . .     (324)        219
  Dividends paid . . . . . . . . . . . . . . . . . . .     (222)       (221)
  Treasury stock purchases . . . . . . . . . . . . . .      (11)         --
  Treasury stock contributed to benefit plans. . . . .       --          29
  Other. . . . . . . . . . . . . . . . . . . . . . . .       (4)         (7)
                                                          -----       -----
    Net cash used by financing activities. . . . . . .     (882)        (77)
                                                          -----       -----
Effect of exchange rate changes on cash. . . . . . . .        5           5
                                                          -----       -----
Net decrease in cash and cash equivalents. . . . . . .     (230)       (431)

Cash and cash equivalents at beginning of period . . .    1,394       1,458
                                                          -----       -----
Cash and cash equivalents at end of period . . . . . .   $1,164      $1,027
                                                          =====       =====


     The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE A.  Inventories.

      Inventories at March 31, 1995 and December 31, 1994 comprised the following:

                                                     March 31,  December 31,
                                                       1995         1994
                                                       ----         ----
                                                           (Millions)
  Crude oil and petroleum products. . . . . . . . .    $ 176        $ 172
  Chemical products . . . . . . . . . . . . . . . .      354          351
  Other products. . . . . . . . . . . . . . . . . .       35           46
  Materials and supplies. . . . . . . . . . . . . .      229          228
                                                        ----         ----
     Total. . . . . . . . . . . . . . . . . . . . .    $ 794        $ 797
                                                        ====         ====

NOTE B.  Restructuring Program.

     During 1994, ARCO announced a restructuring program under which approximately 2,400 positions were eliminated. The program covered all operating units, excluding Lower 48 oil and gas operations, along with the corporate headquarters. The Company accrued $347 million before tax consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with the terminations. Approximately $155 million of the $347 million related to severance and other ancillary costs will be paid from Company funds over the next two years.

     In 1993, ARCO announced a reorganization of its Lower 48 oil and gas operations under which approximately 1,300 positions were eliminated. The Company accrued $65 million related to severance and other ancillary costs.

     Through March 31, 1995, approximately 1,600 employees have been terminated under the 1994 program, and approximately $78 million of severance and ancillary benefits have been paid and charged against the accrual. Nearly 1,300 employees have been terminated under the 1993 program, and approximately $53 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments.


NOTE C.  Investments.

     At March 31, 1995, investments were composed principally of U.S. Treasury securities, corporate debt instruments, and municipal securities and were principally included in cash equivalents or short-term investments depending on their maturities, which generally ranged from one day to one year. Investments in debt securities classified as held-to-maturity were recorded at amortized cost while investments in debt securities classified as available-for-sale are reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

     The following summarizes investments in securities, principally debt securities, at March 31, 1995:

          Millions                       Available-for-Sale   Held-to-Maturity
  Aggregate fair value . . . . . . . . .       $1,769             $  910
  Gross unrealized holding losses. . . .           35                  -
  Amortized cost . . . . . . . . . . . .        1,804                910
  Gross purchases. . . . . . . . . . . .          698              1,293
  Gross sales. . . . . . . . . . . . . .          854                  -
  Gross maturities . . . . . . . . . . .           36              1,624

For the period ended March 31, 1995, gross realized gains and losses on sales of securities were insignificant.


NOTE D.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                     March 31,   December 31,
                                                       1995          1994
                                                       ----          ----
                                                           (Thousands)
$3.00 Cumulative convertible preference stock,
  par $1 . . . . . . . . . . . . . . . . . . . . . . $     72      $     74
$2.80 Cumulative convertible preference stock,
  par $1 . . . . . . . . . . . . . . . . . . . . . .      777           795
Common stock, par $2.50. . . . . . . . . . . . . . .  402,200       402,000
                                                      -------       -------
    Total. . . . . . . . . . . . . . . . . . . . . . $403,049      $402,869
                                                      =======       =======


NOTE E.  Capitalization of Interest.

     Interest expense excludes capitalized interest of $12 million and $7 million for the three-month periods ended March 31, 1995 and 1994, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE F.  Income Taxes.

     Provision for taxes on income:

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1995         1994
                                                   ----         ----
                                                      (Millions)
Federal:
  Current . . . . . . . . . . . . . . . . . . .   $ 140        $  71
  Deferred. . . . . . . . . . . . . . . . . . .      (2)         (15)
                                                   ----         ----
                                                    138           56
                                                   ----         ----
Foreign:
  Current . . . . . . . . . . . . . . . . . . .      22           25
  Deferred. . . . . . . . . . . . . . . . . . .       1            6
                                                   ----         ----
                                                     23           31
                                                   ----         ----
State:
  Current . . . . . . . . . . . . . . . . . . .      27           10
  Deferred. . . . . . . . . . . . . . . . . . .      (3)          --
                                                   ----         ----
                                                     24           10
                                                   ----         ----
     Total. . . . . . . . . . . . . . . . . . .   $ 185        $  97
                                                   ====         ====

Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                             1995                 1994
                                        ----------------    ----------------
                                                 Percent             Percent
                                                   of                  of
                                                 Pretax              Pretax
                                        Amount   Income     Amount   Income
                                        ------   -------    ------   -------
                                                    (Millions)
Income before income taxes and
  minority interest  . . . . . . . . .  $ 534    100.0      $ 255    100.0
                                         ====    =====       ====    =====

Tax at federal statutory rate. . . . .  $ 187     35.0      $  89     35.0
Increase (reduction) in taxes
  resulting from:
  Dividend exclusion . . . . . . . . .    (18)    (3.4)        (2)     (.8)
  Taxes on foreign income in
    excess of statutory rate . . . . .     16      3.0         25      9.8
  State income taxes (net of
    federal effect). . . . . . . . . .     16      3.0          7      2.7
  Tax credits  . . . . . . . . . . . .    (18)    (3.4)       (13)    (5.1)
  Other. . . . . . . . . . . . . . . .      2       .4         (9)    (3.6)
                                         ----    -----       ----    -----
Provision for taxes on income. . . . .  $ 185     34.6      $  97     38.0
                                         ====    =====       ====    =====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE G.  Earned Per Share.

     Earned per share is based on the average number of common shares outstanding during each period, including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities.

     The information necessary for the calculation of earned per share is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1995        1994
                                                          ----        ----
                                                        (Millions of shares)
  Average number of common shares outstanding . . . . .   160.8       160.1
  Common stock equivalents  . . . . . . . . . . . . . .     2.6         2.8
                                                          -----       -----
    Total . . . . . . . . . . . . . . . . . . . . . . .   163.4       162.9
                                                          =====       =====


NOTE H.  Supplemental Income Statement Information.

     Taxes other than excise and income taxes comprised the following:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1995       1994
                                                           ----       ----
                                                              (Millions)
  Production/severance. . . . . . . . . . . . . . . . .    $ 83       $ 66
  Property. . . . . . . . . . . . . . . . . . . . . . .      48         50
  Other . . . . . . . . . . . . . . . . . . . . . . . .      63         68
                                                            ---        ---
    Total . . . . . . . . . . . . . . . . . . . . . . .    $194       $184
                                                            ===        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE I.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the three months ended March 31, 1995 and 1994:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          1995       1994
                                                          ----       ----
                                                             (Millions)
  Gross maturities of short-term investments . . . . . .  $ 1,567    $ 2,421
  Gross purchases of short-term investments. . . . . . .     (890)    (2,737)
                                                           ------     ------
  Net cash provided (used) by short-term investments . .  $   677    $  (316)
                                                           ======     ======

  Gross proceeds from issuance of notes payable. . . . .  $ 1,892    $ 2,491
  Gross repayments of notes payable. . . . . . . . . . .   (2,216)    (2,272)
                                                           ------     ------
  Net cash provided (used) by notes payable. . . . . . .  $  (324)   $   219
                                                           ======     ======

  Gross noncash provisions charged to income . . . . . .  $   108    $   111
  Cash payments of previously accrued items. . . . . . .     (318)      (124)
                                                           ------     ------
  Cash payments greater than noncash provisions. . . . .  $  (210)   $   (13)
                                                           ======     ======

     Interest paid during the three-month periods ended March 31, 1995 and 1994 was $235 million and $227 million, respectively.

     Income taxes paid during the three-month periods ended March 31, 1995 and 1994 were $129 million and $37 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE J.  Summarized Financial Information.

     Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company in which Atlantic Richfield owned a 49.9 percent interest at March 31, 1995, was as follows:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1995        1994
                                                     ----        ----
                                                         (Millions)
  Revenues (including sales to ARCO and
    ARCO Chemical Company). . . . . . . . . . . .    $1,174      $  824
  Sales to ARCO and ARCO Chemical Company . . . .        90          69
  Operating income. . . . . . . . . . . . . . . .       222          54
  Net income. . . . . . . . . . . . . . . . . . .       127          22
          _____________________________

  ARCO's equity in net income of Lyondell . . . .    $   64      $   11
  Cash dividends received from Lyondell . . . . .         9           9

                         ________________________

                                                   March 31,   December 31,
                                                     1995         1994
                                                     ----         ----
                                                         (Millions)
  Current assets. . . . . . . . . . . . . . . . . .  $  830       $  697
  Noncurrent assets . . . . . . . . . . . . . . . .   1,051          966
  Current liabilities . . . . . . . . . . . . . . .     466          433
  Long-term debt. . . . . . . . . . . . . . . . . .     707          707
  Other liabilities . . . . . . . . . . . . . . . .     191          192
  Minority interest . . . . . . . . . . . . . . . .     345          268
  Stockholders' equity. . . . . . . . . . . . . . .     172           63

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE K.  Other Commitments and Contingencies.

     ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     At March 31, 1995 and December 31, 1994, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $55 million and $75 million, respectively.

     Following the March 1989 EXXON VALDEZ oil spill, Alyeska Pipeline Service Company ("Alyeska") and Alyeska's owner companies were the subject of numerous lawsuits by the State of Alaska, the United States and private plaintiffs. ARCO Transportation Alaska, Inc. ("ATA") owns approximately 21 percent of Alyeska. Alyeska and its owner companies have settled the federal and state claims and the lawsuits by private plaintiffs. Certain issues relating to the liability for the spill remain unresolved between the Exxon companies and Alyeska and its owner companies.

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

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At March 31, 1995, the environmental remediation reserve was $658 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

     Approximately half of the accrual related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component of the accrual related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site.
No one site represents more than 15 percent of the total accrual. Substantially all amounts accrued are expected to be paid out over the next five to six years.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter 1995 vs. First Quarter 1994

Consolidated Earnings

     The earnings increase in 1995 primarily reflected improved margins in ARCO's chemical businesses, higher crude oil prices and the benefits of companywide cost reductions partially offset by lower refining and marketing margins and U.S. natural gas prices.

Revenues

     The increase in 1995 sales and other operating revenues resulted primarily from higher crude oil, chemical and refined products prices and higher chemical products volumes, partially offset by decreased crude oil trading activity and lower U.S. natural gas prices.

     The increase in 1995 income from equity investments primarily reflected higher earnings from ARCO's 49.9 percent equity interest in Lyondell Petrochemical Company ("Lyondell").

Expenses

     Trade purchases were higher primarily as a result of higher crude oil prices and increased trade purchases of chemical feedstocks and products, partially offset by decreased crude oil trading activity and lower U.S. natural gas prices.

Upstream Earnings

     Millions (after tax)                         1995       1994
                                                  ----       ----
     Oil and Gas . . . . . . . . . . . . .        $ 195      $  82
     Coal. . . . . . . . . . . . . . . . .        $  16      $  19

     ARCO's earnings from worldwide oil and gas exploration and production operations benefited from higher crude oil prices and lower operating and exploration costs, partially offset by lower U.S. natural gas prices.

Average Oil and Gas Prices

                                                    1995        1994
                                                    ----        ----
     U.S.
       Crude oil per bbl . . . . . . . . . . .      $11.87      $ 7.83
       Natural gas per mcf . . . . . . . . . .      $ 1.33      $ 2.09

     International
       Crude oil per bbl . . . . . . . . . . .      $16.32      $13.64
       Natural gas per mcf . . . . . . . . . .      $ 2.57      $ 2.57

Petroleum Liquids and Natural Gas Production

     Net Production                           1995        1994
     --------------                           ----        ----
     U.S.
       Petroleum liquids bbld . . . . . . . . 603,000     624,700
       Natural gas mmcfd. . . . . . . . . . .   1,031         915
       Barrels of oil equivalent (BOE). . . . 774,900     777,200

     International
       Petroleum liquids bbld . . . . . . . .  60,600      69,500
       Natural gas mmcfd. . . . . . . . . . .     640         567
       BOE  . . . . . . . . . . . . . . . . . 167,300     164,000

     The reduction in petroleum liquids production primarily resulted from natural field declines, the impact of prices and costs on production sharing contracts, and volume prorations resulting from inclement weather conditions in Alaska.

     The increase in U.S. natural gas production primarily resulted from the Mustang Island and South Marsh Island fields which are owned and produced by Vastar Resources, Inc. ("Vastar"). ARCO holds an 82.3 percent interest in Vastar.

     The higher international natural gas volumes in 1995 reflected increased production in Indonesia, particularly in the Pagerungan field.

Coal Operations

     The reduced earnings in 1995 resulted from lower Australian coal prices and an unfavorable exchange rate, partially offset by higher sales volumes and reduced overhead expenses, which resulted from cost reduction actions.

Downstream Earnings

     Millions (after tax)                         1995     1994
                                                  ----     ----
     Refining and marketing . . . . . . . . . .   $ 22     $ 95
     Transportation . . . . . . . . . . . . . .   $ 50     $ 45
     Intermediate chemicals
       and specialty products . . . . . . . . .   $115     $ 48

     The refining and marketing results were down compared to 1994 as a result of weaker West Coast refined product margins, partially offset by ARCO's cost reduction efforts.

     The 1994 transportation results included net after-tax expenses of $9 million related to the January 17, 1994 earthquake in Southern California.

     For the intermediate chemicals and specialty products segment, reflecting ARCO's 83.2 percent interest in ARCO Chemical Company, the 1995 improvement primarily reflected strong worldwide styrene monomer ("SM") demand, resulting in higher margins and sales volumes for SM, as well as higher demand for methyl tertiary butyl ether ("MTBE"), resulting in higher overall MTBE margins and volumes.

Equity Affiliate

     ARCO earned $64 million from its 49.9 percent equity interest in Lyondell in the first quarter of 1995, as compared to $11 million in the first quarter of 1994. The improvement resulted primarily from the strong performance of Lyondell's chemical operations reflecting higher ethylene and methanol margins, while its refinery performance also improved.

Financial Position and Liquidity

     Millions                                 1995        1994
                                              ----        ----
     Cash flow provided (used) by:
     Operations . . . . . . . . . . . . . .   $  381      $  275
     Investing activities . . . . . . . . .   $  266      $ (634)
     Financing activities . . . . . . . . .   $ (882)     $  (77)

     The net cash provided by investing activities in the first quarter 1995 included a decrease in short-term investments of $677 million partially offset by expenditures for additions to fixed assets of $353 million.

     The net cash used in financing activities in the first quarter of 1995 included repayments of long-term debt of $470 million, a decrease of $324 million in the Company's short-term debt position and dividend payments of $222 million.

     Cash and cash equivalents and short-term investments totaled $3.5 billion, and short-term borrowings were $1.2 billion at the end of the first quarter of 1995.

     During the first quarter of 1995, ARCO purchased 100,000 shares of its common stock and contributed them to treasury in order to satisfy ARCO's obligations upon conversion of the $3.00 and $2.80 Preference Stocks and upon exercise of stock options.

     It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.

Statements of Financial Accounting Standards Not Yet Adopted

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will have to implement SFAS No. 121 by the fiscal year ended December 31, 1996. The provisions will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company has not yet had sufficient time to evaluate the impact, if any, of the provisions of SFAS No. 121.
                        ___________________________

    Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform with classifications adopted in 1995. In the opinion of the Company, the financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     1. Reference is made to the disclosure on page 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (hereinafter, the "1994 Form 10-K Report") regarding a Notice of Deficiency from the Internal Revenue Service. ARCO has paid the amount of tax (and interest) that it believes is due and filed a petition in the U.S. Tax Court in March 1995 challenging the balance of the additional federal income tax set forth in the Notice.

     2. Reference is made to the Company's 1994 Form 10-K Report for information on other legal proceeding matters reported therein.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting of stockholders was held on May 1, 1995. The stock-holders elected all the Company's nominees for director and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1995. The votes were as follows:

     1.  Election of Directors.

                                    For               Withheld
       Ronald J. Arnault        136,180,710           3,467,687
       Mike R. Bowlin           137,087,962           2,560,435
       Richard H. Deihl         137,103,864           2,544,533
       David T. McLaughlin      137,085,250           2,563,147
       Hicks B. Waldron         136,943,277           2,705,120

     2.  Approval of appointment of Coopers & Lybrand L.L.P.

            For           137,703,007
            Against         1,255,074
            Abstain           690,316

     In addition, the stockholders voted on the following proposal:

     Stockholders' proposal with respect to public environmental reporting.

            For                 10,586,321
            Against            107,872,228
            Abstain              9,093,395
            Broker Non-Votes    12,096,453

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

               The following Current Report on Form 8-K was filed during the quarter ended March 31, 1995 and through the date hereof.

      Date of Report           Item No.             Financial Statements

      March 27, 1995              5                          None

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ATLANTIC RICHFIELD COMPANY
                                                     (Registrant)

                                                 /s/ALLAN L. COMSTOCK
Dated:  May 9, 1995                           _____________________________
                                                      (signature)
                                                   Allan L. Comstock
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)