Form 10-Q
period 1995-06-30
ATLANTIC RICHFIELD CO /DE
filed 1995-08-09
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended June 30, 1995
Commission file number 1-1196
                             ________________

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

      Number of shares of Common Stock, $2.50 par value, outstanding as of June 30, 1995: 160,818,277.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       ------------------    ----------------
(Millions of dollars except              1995       1994      1995      1994
 per share amounts)                      ----       ----      ----      ----
Revenues
  Sales and other operating revenues,
    including excise taxes . . . . . .  $4,423     $4,174    $8,667    $7,974
  Income from equity investments . . .      81         24       155        41
  Interest . . . . . . . . . . . . . .      55         52       114        91
  Other revenues . . . . . . . . . . .     126         87       206       156
                                         -----      -----     -----     -----
                                         4,685      4,337     9,142     8,262
                                         -----      -----     -----     -----
Expenses
  Trade purchases. . . . . . . . . . .   1,554      1,592     3,122     2,895
  Operating expenses . . . . . . . . .     765        789     1,469     1,508
  Selling, general and administrative
    expenses . . . . . . . . . . . . .     436        429       838       824
  Depreciation, depletion and
    amortization . . . . . . . . . . .     407        414       819       835
  Exploration expenses (including
    undeveloped leasehold amortization)    105         91       195       195
  Excise taxes . . . . . . . . . . . .     377        382       727       742
  Taxes other than excise and income
    taxes  . . . . . . . . . . . . . .     195        184       389       368
  Interest . . . . . . . . . . . . . .     197        187       400       371
  Unusual items. . . . . . . . . . . .      -         249        -        249
                                         -----      -----     -----     -----
                                         4,036      4,317     7,959     7,987
                                         -----      -----     -----     -----
Income before income taxes and
  minority interest. . . . . . . . . .     649         20     1,183       275
Provision (benefit) for taxes on
  income . . . . . . . . . . . . . . .     227        (17)      412        80
Minority interest in earnings of
  subsidiaries . . . . . . . . . . . .      31         13        58        22
                                         -----      -----     -----     -----
Net Income . . . . . . . . . . . . . .  $  391     $   24    $  713    $  173
                                         =====      =====     =====     =====
Earned per Share . . . . . . . . . . .  $ 2.39     $ 0.14    $ 4.36    $ 1.06
                                         =====      =====     =====     =====
Cash Dividends Paid per Share
  of Common Stock. . . . . . . . . . .  $1.375     $1.375    $ 2.75    $ 2.75
                                         =====      =====     =====     =====

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                    June 30,   December 31,
                                                      1995        1994
                                                      ----        ----
                                                       (Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $ 1,288     $ 1,394
  Short-term investments. . . . . . . . . . . . .     2,254       2,991
  Accounts receivable . . . . . . . . . . . . . .     1,488       1,446
  Inventories . . . . . . . . . . . . . . . . . .       863         797
  Prepaid expenses and other current assets . . .       370         185
                                                     ------      ------
  Total current assets. . . . . . . . . . . . . .     6,263       6,813
                                                     ------      ------

Investments and long-term receivables:
  Investments accounted for on the equity method.       472         348
  Other investments and long-term receivables . .       306         297
                                                     ------      ------
                                                        778         645
                                                     ------      ------
Fixed assets:
  Property, plant and equipment . . . . . . . . .    32,346      32,248
  Less accumulated depreciation, depletion
   and amortization . . . . . . . . . . . . . . .    16,699      16,526
                                                     ------      ------
                                                     15,647      15,722
                                                     ------      ------
Deferred charges and other assets . . . . . . . .     1,472       1,383
                                                     ------      ------
Total assets. . . . . . . . . . . . . . . . . . .   $24,160     $24,563
                                                     ======      ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                   June 30,   December 31,
                                                     1995         1994
                                                     ----         ----
                                                        (Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . .    $ 1,203      $ 1,478
  Accounts payable. . . . . . . . . . . . . . .        973          986
  Long-term debt due within one year. . . . . .        684          630
  Taxes payable, including excise taxes . . . .        285          253
  Accrued interest. . . . . . . . . . . . . . .        191          183
  Other . . . . . . . . . . . . . . . . . . . .        902          958
                                                    ------       ------
  Total current liabilities . . . . . . . . . .      4,238        4,488
                                                    ------       ------
Long-term debt. . . . . . . . . . . . . . . . .      6,752        7,198
Deferred income taxes . . . . . . . . . . . . .      2,687        2,721
Other deferred liabilities and credits. . . . .      3,420        3,471
Minority interest . . . . . . . . . . . . . . .        453          407
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . .          1            1
  Common stock. . . . . . . . . . . . . . . . .        402          402
  Capital in excess of par value of stock . . .        640          647
  Retained earnings . . . . . . . . . . . . . .      5,612        5,342
  Pension liability adjustment. . . . . . . . .        (20)         (20)
  Net unrealized loss on investments. . . . . .        (11)         (38)
  Foreign currency translation. . . . . . . . .         (7)         (51)
  Treasury stock, at cost . . . . . . . . . . .         (7)          (5)
                                                    ------       ------
  Total stockholders' equity. . . . . . . . . .      6,610        6,278
                                                    ------       ------
Total liabilities and stockholders' equity. . .    $24,160      $24,563
                                                    ======       ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                          ----------------
                                                           1995      1994
                                                           ----      ----
                                                             (Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . .  $  713     $  173
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . . .     819        835
  Dry hole expense and undeveloped leasehold amortization     92         96
  Net gain on asset sales. . . . . . . . . . . . . . . .     (11)        -
  Income from equity investments . . . . . . . . . . . .    (155)       (41)
  Dividends from equity investments. . . . . . . . . . .      38         29
  Noncash provisions greater (less) than cash payments .    (205)       249
  Deferred income taxes. . . . . . . . . . . . . . . . .      37       (135)
  Changes in accounts receivable, inventories
   and accounts payable  . . . . . . . . . . . . . . . .    (117)      (128)
  Changes in other working capital accounts. . . . . . .    (134)      (261)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     (22)       (19)
                                                           -----      -----
    Net cash provided by operating activities. . . . . .   1,055        798
                                                           -----      -----

Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs) .    (752)      (846)
  Net cash provided by short-term investments. . . . . .     792         94
  Proceeds from asset sales. . . . . . . . . . . . . . .      54         46
  Payments received on notes from sale of assets . . . .      -          48
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     (73)        83
                                                           -----      -----
    Net cash provided (used) by investing activities . .      21       (575)
                                                           -----      -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . .    (573)      (445)
  Proceeds from issuance of long-term debt . . . . . . .     149        276
  Net cash used by notes payable . . . . . . . . . . . .    (283)      (105)
  Dividends paid . . . . . . . . . . . . . . . . . . . .    (443)      (442)
  Treasury stock purchases . . . . . . . . . . . . . . .     (24)        -
  Treasury stock contributed to benefit plans. . . . . .      -          56
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      (8)       (19)
                                                           -----      -----
    Net cash used by financing activities. . . . . . . .  (1,182)      (679)
                                                           -----      -----
Effect of exchange rate changes on cash. . . . . . . . .      -           7
                                                           -----      -----
Net decrease in cash and cash equivalents. . . . . . . .    (106)      (449)

Cash and cash equivalents at beginning of period . . . .   1,394      1,458
                                                           -----      -----
Cash and cash equivalents at end of period . . . . . . .  $1,288     $1,009
                                                           =====      =====

     The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.  Basis of Presentation.

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform to classifications adopted in 1995. In the opinion of the Company, the financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.


NOTE B.  Restructuring Program.

     During 1994, ARCO announced a restructuring program under which approximately 2,400 positions were eliminated. The program covered all operating units, excluding Lower 48 oil and gas operations, along with the corporate headquarters. The Company accrued $347 million before tax consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with the terminations. Approximately $155 million of the $347 million related to severance and other ancillary costs which will be paid from Company funds through 1996.

     In 1993, ARCO announced a reorganization of its Lower 48 oil and gas operations under which approximately 1,300 positions were eliminated. The Company accrued $65 million related to severance and other ancillary costs.

     Through June 30, 1995, approximately 3,000 employees have been terminated under the two programs, and approximately $148 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments.


NOTE C.  Investments.

     At June 30, 1995, investments were composed principally of U.S. Treasury securities, corporate debt instruments, and municipal securities and were
principally   included  in  cash  equivalents  or  short-term   investments
depending on their maturities, which generally ranged from one day  to  one
year.   Investments  in  debt  securities  classified  as  held-to-maturity
("HTM")  were  recorded  at  amortized  cost  while  investments  in   debt
securities classified as available-for-sale ("AFS") are reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

     The following summarizes investments in securities, principally debt securities, at June 30, 1995 and 1994:

                                               1995                1994
                                          -------------       --------------
          Millions                        AFS       HTM       AFS        HTM
                                          ---       ---       ---        ---
  Aggregate fair value . . . . . . . .   $1,900    $  400    $1,300     $1,000
  Gross unrealized holding losses. . .       24        -         -          -
  Gross unrealized holding gains . . .       17        -         -          -
  Amortized cost . . . . . . . . . . .    1,907       400     1,300      1,000

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


    For the three and six-month periods ended June 30, 1995 and 1994, gross realized gains and losses on sales of AFS securities were insignificant. For the three-month periods ended June 30, 1995 and 1994 proceeds from sales of AFS securities were $600 million and $900 million, respectively. For the six-month periods ended June 30, 1995 and 1994, proceeds from sales of AFS securities were $1.4 billion and $3.0 billion, respectively. For the six months ended June 30, 1995 and 1994, gross purchases, sales and maturities were as follows:

                                               1995             1994
                                         -------------       -------------
       Millions                          AFS       HTM       AFS       HTM
                                         ---       ---       ---       ---

  Gross purchases . . . . . . . . . .   $1,700    $1,300    $3,300    $5,600
  Gross sales . . . . . . . . . . . .    1,400        -      3,200        -
  Gross maturities. . . . . . . . . .      300     2,100        30     6,100

NOTE D.  Inventories.

   Inventories at June 30, 1995 and December 31, 1994 comprised the following:

                                                      June 30,    December 31,
                                                        1995          1994
                                                        ----          ----
                                                            (Millions)
  Crude oil and petroleum products. . . . . . . . . .  $  211       $  172
  Chemical products . . . . . . . . . . . . . . . . .     384          351
  Other products. . . . . . . . . . . . . . . . . . .      34           46
  Materials and supplies. . . . . . . . . . . . . . .     234          228
                                                        -----        -----
     Total. . . . . . . . . . . . . . . . . . . . . .  $  863       $  797
                                                        =====        =====

NOTE E.  Capital Stock.

   Detail of the Company's capital stock was as follows:

                                                     June 30,    December 31,
                                                        1995         1994
                                                        ----         ----
                                                          (Thousands)
  $3.00 Cumulative convertible preference
    stock, par $1 . . . . . . . . . . . . . . .     $     70      $     74
  $2.80 Cumulative convertible preference
    stock, par $1 . . . . . . . . . . . . . . .          764           795
  Common stock, par $2.50 . . . . . . . . . . .      402,199       402,000
                                                     -------       -------
     Total. . . . . . . . . . . . . . . . . . .     $403,033      $402,869
                                                     =======       =======

NOTE F.  Capitalization of Interest.

     Interest expense excluded capitalized interest of $13 million and $10 million, respectively, for the three-month periods ended June 30, 1995 and 1994, and $25 million and $17 million, respectively, for the six-month periods ended June 30, 1995 and 1994.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE G.  Income Taxes.

   Provision (benefit) for taxes on income:

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------    ----------------
                                         1995        1994      1995      1994
                                         ----        ----      ----      ----
                                                       (Millions)
Federal:
  Current . . . . . . . . . . . . . . . $ 133       $  86     $ 273     $ 157
  Deferred. . . . . . . . . . . . . . .    25         (88)       23      (103)
                                         ----        ----      ----      ----
                                          158          (2)      296        54
                                         ----        ----      ----      ----
Foreign:
  Current . . . . . . . . . . . . . . .    34           5        56        30
  Deferred. . . . . . . . . . . . . . .     8         (15)        9        (9)
                                         ----        ----      ----      ----
                                           42         (10)       65        21
                                         ----        ----      ----      ----
State:
  Current . . . . . . . . . . . . . . .    19          18        46        28
  Deferred. . . . . . . . . . . . . . .     8         (23)        5       (23)
                                         ----        ----      ----      ----
                                           27          (5)       51         5
                                         ----        ----      ----      ----

     Total . . . . . . . . . . . . . .  $ 227       $ (17)    $ 412     $  80
                                         ====        ====      ====      ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Reconciliation of provision (benefit) for taxes on income with tax at federal statutory rate:

                                                Three Months Ended
                                                     June 30,
                                        ------------------------------------
                                              1995                1994
                                        ----------------    ----------------
                                                 Percent             Percent
                                                   of                of
                                                 Pretax              Pretax
                                        Amount   Income     Amount   Income
                                        ------   -------    ------   -------
                                                     (Millions)
Income before income taxes and
  minority interest. . . . . . . . . . $  649    100.0     $   20    100.0
                                        =====    =====      =====    =====

Tax at federal statutory rate. . . . . $  227     35.0     $    7     35.0
Increase (reduction) in taxes
 resulting from:
  Dividend exclusion . . . . . . . . .    (19)    (2.9)        (3)   (15.0)
  Taxes on foreign income in
   excess of statutory rate. . . . . .     23      3.5         21    105.0
  Foreign deferred tax asset
   recognition . . . . . . . . . . . .     -        -         (26)  (130.0)
  State income taxes (net of
   federal effect) . . . . . . . . . .     17      2.6         (4)   (20.0)
  Tax credits. . . . . . . . . . . . .    (17)    (2.6)       (15)   (75.0)
  Other. . . . . . . . . . . . . . . .     (4)     (.6)         3     15.0
                                        -----    -----      -----    -----
Provision (benefit) for taxes on
 income. . . . . . . . . . . . . . . . $  227     35.0     $  (17)   (85.0)
                                        =====    =====      =====    =====

                                                Six Months Ended
                                                     June 30,
                                        ------------------------------------
                                             1995                1994
                                        ----------------    ----------------
                                                 Percent             Percent
                                                   of                of
                                                 Pretax              Pretax
                                        Amount   Income     Amount   Income
                                        ------   -------    ------   -------
                                                    (Millions)
Income before income taxes and
  minority interest. . . . . . . . . .  $1,183    100.0     $  275    100.0
                                         =====    =====      =====    =====

Tax at federal statutory rate. . . . .  $  414     35.0     $   96     35.0
Increase (reduction) in taxes
 resulting from:
   Dividend exclusion  . . . . . . . .     (37)    (3.1)        (5)    (1.8)
   Taxes on foreign income in
    excess of statutory rate . . . . .      39      3.3         46     16.7
   Foreign deferred tax asset
    recognition  . . . . . . . . . . .      -        -         (26)    (9.5)
   State income taxes (net of
    federal effect). . . . . . . . . .      33      2.8          3      1.1
   Tax credits . . . . . . . . . . . .     (35)    (3.0)       (28)   (10.2)
   Other . . . . . . . . . . . . . . .      (2)     (.2)        (6)    (2.2)
                                         -----    -----      -----    -----
Provision for taxes on income. . . . .  $  412     34.8     $   80     29.1
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

     The information necessary for the calculation of earned per share is as follows:

                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                         1995        1994
                                                         ----        ----
                                                       (Millions of Shares)
  Average number of common shares outstanding. . . . .   160.8       160.4
  Common stock equivalents . . . . . . . . . . . . . .     2.7         2.7
                                                         -----       -----
     Total . . . . . . . . . . . . . . . . . . . . . .   163.5       163.1
                                                         =====       =====

                                                         Six Months Ended
                                                             June 30,
                                                         -----------------
                                                          1995       1994
                                                          ----       ----
                                                        (Millions of Shares)
  Average number of common shares outstanding . . . .    160.8       160.3
  Common stock equivalents. . . . . . . . . . . . . .      2.7         2.7
                                                         -----       -----
     Total. . . . . . . . . . . . . . . . . . . . . .    163.5       163.0
                                                         =====       =====

NOTE I.  Supplemental Income Statement Information.

   Taxes other than excise and income taxes comprised the following:

                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                       ------------------    ----------------
                                        1995        1994      1995      1994
                                        ----        ----      ----      ----
                                                     (Millions)
Production/severance . . . . . . . . .  $ 88        $ 76      $171      $142
Property . . . . . . . . . . . . . . .    45          46        93        96
Other. . . . . . . . . . . . . . . . .    62          62       125       130
                                         ---         ---       ---       ---
  Total. . . . . . . . . . . . . . . .  $195        $184      $389      $368
                                         ===         ===       ===       ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the six months ended June 30, 1995 and 1994:

                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                        1995      1994
                                                        ----      ----
                                                          (Millions)
  Gross sales and maturities of short-term
    investments . . . . . . . . . . . . . . . . . .   $ 2,524    $ 3,880
  Gross purchases of short-term investments . . . .    (1,732)    (3,786)
                                                       ------     ------
  Net cash provided by short-term investments . . .   $   792    $    94
                                                       ======     ======

  Gross proceeds from issuance of notes payable . .   $ 4,670    $ 4,954
  Gross repayments of notes payable . . . . . . . .    (4,953)    (5,059)
                                                       ------     ------
  Net cash used by notes payable. . . . . . . . . .   $  (283)   $  (105)
                                                       ======     ======

  Gross noncash provisions charged to income. . . .   $   212    $   475
  Cash payments of previously accrued items . . . .      (417)      (226)
                                                       ------     ------
  Noncash provisions greater (less) than cash
    payments  . . . . . . . . . . . . . . . . . . .   $  (205)   $   249
                                                       ======     ======

    Interest paid during the six-month periods ended June 30, 1995 and 1994 was $392 million and $373 million, respectively.

    Income taxes paid during the six-month periods ended June 30, 1995 and 1994 were $475 million and $157 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Summarized Financial Information.

     Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company of which Atlantic Richfield owned a 49.9 percent interest at June 30, 1995, was as follows:

                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                     ------------------    ----------------
                                       1995      1994      1995      1994
                                       ----      ----      ----      ----
                                                    (Millions)
  Revenues (including sales to ARCO
    and ARCO Chemical Company). . .  $1,370     $  900    $2,544    $1,724
  Sales to ARCO and ARCO Chemical
    Company . . . . . . . . . . . .      99         82       189       151
  Operating income. . . . . . . . .     237         71       459       125
  Net income. . . . . . . . . . . .     135         32       262        54

       ---------------------

  ARCO's equity in net income of
    Lyondell. . . . . . . . . . . .     67          16       131       27
  Cash dividends received from
    Lyondell. . . . . . . . . . . .      9           9        18       18
                         ________________________

                                                 June 30,      December 31,
                                                   1995            1994
                                                   ----            ----
                                                       (Millions)
  Current assets. . . . . . . . . . . . . . .    $  802           $  697
  Noncurrent assets . . . . . . . . . . . . .     1,518              966
  Current liabilities . . . . . . . . . . . .       814              433
  Long-term debt. . . . . . . . . . . . . . .       588              707
  Other liabilities . . . . . . . . . . . . .       208              192
  Minority interest . . . . . . . . . . . . .       421              268
  Stockholders' equity. . . . . . . . . . . .       289               63

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Other Commitments and Contingencies.

     ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     At June 30, 1995 and December 31, 1994, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $55 million and $75 million, respectively.

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

     ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. ARCO is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites. ARCO may in the future be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The amount of such future costs will depend on such factors as the unknown nature  and  extent  of contamination at many sites,  the  unknown  timing, extent and method of the remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties. In addition, environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO.

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial where withal of the other responsible parties. At June 30, 1995, the environmental remediation reserve was $656 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1995 vs. Second Quarter 1994


Consolidated Earnings

     The earnings increase in 1995 primarily reflected improved margins in ARCO's chemical interests, higher crude oil prices, increased coal volumes and the benefits of companywide cost reductions, partially offset by lower refining and marketing margins and domestic natural gas prices.

     The 1995 results included a net after-tax benefit of $10 million associated with insurance litigation settlements after partial offsets for environmental and other charges. The 1994 second quarter results included net charges of $154 million after tax, primarily related to restructuring and personnel reductions.


Revenues

       Millions                                          1995      1994
                                                         ----      ----
       Sales and other operating revenues
         Resources:
           Oil and gas. . . . . . . . . . . . . . . . . $2,083    $2,090
           Coal . . . . . . . . . . . . . . . . . . . .    201       155
         Products:
           Refining and marketing . . . . . . . . . . .  1,712     1,664
           Transportation . . . . . . . . . . . . . . .    209       228
           Intermediate chemicals and specialty
             products . . . . . . . . . . . . . . . . .  1,149       824
           Other. . . . . . . . . . . . . . . . . . . .      7         6
           Elimination of intersegment amounts. . . . .   (938)     (793)
                                                         -----     -----
           Total. . . . . . . . . . . . . . . . . . . . $4,423    $4,174
                                                         =====     =====

     The increase in 1995 sales and other operating revenues resulted primarily from higher chemical products, crude oil and refined products prices and higher coal and chemical products volumes, partially offset by decreased crude oil trading activity, lower domestic natural gas prices and lower refined products volumes.

     The increase in 1995 income from equity investments primarily reflected ARCO's higher earnings from its 49.9 percent equity interest in Lyondell Petrochemical Company (Lyondell).

     The increase in 1995 other revenues primarily resulted from insurance litigation settlements.


Expenses

     Trade purchases were lower primarily as a result of decreased crude oil trading activity, partially offset by increased trade purchases of chemical feedstocks and products.

     Included in the 1994 net charges of $154 million after tax were unusual items of $249 million before tax, $153 million after tax related to restructuring and personnel reductions.


Upstream Earnings

          Millions (after tax)                        1995      1994
                                                      ----      ----
          Oil and Gas . . . . . . . . . . . . . . .   $209       $81
          Coal. . . . . . . . . . . . . . . . . . .   $ 28       $12

     ARCO's earnings from worldwide oil and gas exploration and production operations benefited from higher crude oil prices and lower operating costs, partially offset by lower domestic natural gas prices and higher dryhole costs in 1995. Included in the 1994 second quarter results was a net charge of $38 million after tax related primarily to personnel reductions in Alaska, partially offset by a tax benefit associated with international operations.


Average Oil and Gas Prices

                                                      1995      1994
                                                      ----      ----
          U.S.
            Crude oil - per bbl . . . . . . . . . .  $13.34    $10.30
            Natural gas - per mcf . . . . . . . . .  $ 1.38    $ 1.73

          International
            Crude Oil - per bbl . . . . . . . . . .  $17.23    $15.20
            Natural gas - per mcf . . . . . . . . .  $ 2.58    $ 2.38

Petroleum Liquids and Natural Gas Production

          Net Production                              1995      1994
                                                      ----      ----
          U.S.
            Petroleum liquids - bbld . . . . . . .  585,600   574,400
            Natural gas - mmcfd  . . . . . . . . .      987       969
            Barrels of oil equivalent (BOE). . . .  750,100   735,900

          International
            Petroleum liquids - bbld . . . . . . .   68,400    81,100
            Natural gas - mmcfd. . . . . . . . . .      535       527
            BOE. . . . . . . . . . . . . . . . . .  157,600   168,900

     Increased petroleum liquids volumes from Point McIntyre and new fields, including the Blenheim field in the North Sea which started up in March 1995, were offset by the sale of Malacca Straits assets in 1994, the impact of price changes on Indonesian production sharing contract volumes and natural field declines.

     The increase in U.S. natural gas production resulted from strong production performance in several offshore fields and operational improvements in the San Juan Basin which are owned and produced by Vastar Resources, Inc. (Vastar), partially offset by natural field declines. ARCO holds an 82.3 percent interest in Vastar.

     The higher international natural gas volumes in 1995 reflected increased production in Indonesia, partially offset by lower gas volumes in the U.K. North Sea.

Coal Operations

    The improved earnings in 1995 resulted from increased worldwide sales volumes and higher export prices for Australian coals.


Downstream Earnings

          Millions (after tax)                        1995       1994
                                                      ----       ----
          Refining and marketing . . . . . . . . . .  $ 27       $ 16
          Transportation . . . . . . . . . . . . . .  $ 45       $ 25
          Intermediate chemicals and
            specialty products . . . . . . . . . . .  $134       $ 68

     The results in 1995 reflected relatively weak West Coast refined product margins, partially offset by operating cost reductions. The refining and marketing results in 1995 included $5 million after tax for environmental and litigation-related charges. The 1994 second quarter results included a $28 million after-tax charge for restructuring.

     The 1994 transportation results included restructuring charges of $26 million after tax.

     For the intermediate chemicals and specialty products segment, reflecting ARCO's 83.1 percent interest in ARCO Chemical Company, the increased 1995 earnings primarily reflected improved margins for all major products, particularly styrene monomer, as higher average selling prices more than offset generally higher raw material costs. Increased sales volumes for methyl tertiary butyl ether (MTBE) in the U.S. also contributed to the increase.


Equity Affiliate

     ARCO earned $67 million from its 49.9 percent equity interest in Lyondell in the second quarter of 1995. This compared to $16 million in the second quarter of 1994. The improvement resulted primarily from the strong performance of Lyondell's chemical operations reflecting higher olefins margins and volumes.


Tax Provision

     The Company recorded a net tax benefit in the second quarter of 1994 as a result of the recognition of a foreign deferred tax asset associated with international oil and gas operations.


Six-Month Period Ended June 30, 1995 vs. Same Six-Month Period 1994


Consolidated Earnings

     The earnings increase in the first six months of 1995 primarily reflected improved margins in ARCO's chemical interests, higher crude oil prices, increased chemical products and coal volumes and the benefits of companywide cost reductions, partially offset by lower refining and marketing margins and domestic natural gas prices.

Revenues

     The increased sales and other operating revenues for the first six months of 1995 resulted primarily from higher crude oil, chemical and refined products prices and higher chemical products and coal volumes, partially offset by decreased crude oil trading activity, lower domestic natural gas prices and refined products volumes.

     The increase in income from equity investments for the first six months of 1995 primarily reflected ARCO's earnings from its 49.9 percent equity interest in Lyondell.

     The increase in other revenues for the first six months of 1995 primarily resulted from insurance litigation settlements.


Expenses

     Trade purchases increased in 1995 primarily as a result of increased trade purchases of chemical feedstocks and products, partially offset by decreased crude oil trading activity and lower domestic natural gas prices.

     The first six months of 1994 included unusual items of $249 million before tax, $153 million after tax related to restructuring and personnel reductions.


Average Oil and Gas Prices

                                                       1995       1994
                                                       ----       ----
          U.S.
            Crude oil - per bbl . . . . . . . . . .   $12.61     $ 9.02
            Natural gas - per mcf . . . . . . . . .   $ 1.30     $ 1.90

          International
            Crude Oil - per bbl . . . . . . . . . .   $16.80     $14.49
            Natural gas - per mcf . . . . . . . . .   $ 2.58     $ 2.48

Tax Provision

     The Company's effective tax rate for the first six months of 1995  was
34.8 percent, compared to 29.1 percent for same period in 1994. The lower effective rate in 1994 was primarily the result of the Company recognizing a foreign deferred tax asset.


Financial Position and Liquidity

          Millions                                      1995
                                                        ----
          Cash flow provided (used) by:
          Operations . . . . . . . . . . . . . . .    $ 1,055
          Investing activities . . . . . . . . . .    $    21
          Financing activities . . . . . . . . . .    $(1,182)

     The net cash provided by investing activities in the first six months of 1995 primarily included a decrease in short-term investments of $792 million, partially offset by expenditures for additions to fixed assets of $752 million.

     The net cash used in financing activities in the first six months of 1995 primarily included repayments of long-term debt of $573 million, a decrease of $283 million in the Company's short-term debt position and dividend payments of $443 million.

     Cash and cash equivalents and short-term investments totaled $3.5 billion, and short-term borrowings were $1.2 billion at the end of the second quarter of 1995.

     It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.


Statements of Financial Accounting Standards Not Yet Adopted

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of."   The  Company will have to implement SFAS No. 121 by the fiscal  year ended December 31, 1996.  The provisions will require the Company to review
long-lived   assets   for  impairment  whenever  events   or   changes   in
circumstances  indicate that the carrying amount of an  asset  may  not  be
recoverable.   If  it is determined that an impairment  loss  has  occurred based on expected future cash flows, then the loss should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company has not yet completed evaluating the impact, if any, of the provisions of SFAS No. 121.

                      _______________________________


     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     1. Reference is made to the disclosure on page 16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (hereinafter, the "1994 Form 10-K Report") regarding Atlantic Richfield Company v. AETNA Casualty and Surety Company of America, et al. (Case No. BC 015575). ARCO has settled with several of the insurance company defen dants and is discussing settlement with the others. Trial is scheduled to begin later this year against those defendants with which ARCO is unable to settle.

     2. On June 27, 1995, three former ARCO Alaska, Inc. employees filed an action in the Alaska Superior Court in Anchorage, titled Tesch, et al.
v. ARCO Alaska, Inc. (Case No. 3AN-95-3320-CI), purporting to represent a class of all ARCO Alaska, Inc. employees classified as exempt from over-time pay requirements within the preceding three years. The plaintiffs claim that they and other exempt employees were not actually exempt under Alaska law from overtime pay and are entitled to pay for unpaid overtime and penalties in an unstated amount. Employees of Alyeska Pipeline Service Company ("Alyeska"), in which ARCO Transportation Alaska, Inc. owns approx-imately 21 percent, have filed two other purported class actions making similar claims against Alyeska.

     3. Reference is made to the Company's 1994 Form 10-K Report for infor-mation on other legal proceedings matters reported herein.


Item 5.  Other Information.

     On July  24,  1995, the Board of Directors of the Company  declared  a dividend of one common share purchase right (a "Right") for each outstanding share of Common Stock, par value $2.50 per share (the "Common Shares"), of the Company. The dividend is payable on August 18, 1995 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one Common Share at a price of $400.00 per share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and First Chicago Trust Company of New York, as Rights Agent.

     The Rights will be evidenced by and will be transferred with the Common Share certificates until the Distribution Date. The Distribution Date is defined as the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15 percent or more of the outstanding Com-mon Shares (an "Acquiring Person") or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender or exchange offer, the consummation of which would result in a person or group
becoming  an  Acquiring  Person.   As soon  as  practicable  following  the
Distribution Date, separate certificates evidencing the Rights will be issued.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on August 18, 2005 unless redeemed prior to that date by the
Company.   The Purchase Price payable, and the number of Common  Shares  or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution.

     In the event that any person becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person
and  its   affiliates and associates (which will thereafter be void),  will have the right to receive, upon exercise of each Right, that number of Com-mon Shares having a market value of two times the Purchase Price. If, after the Distribution Date, the Company is acquired in a merger or other business combination with, or 50 percent or more of its consolidated assets or earning power are sold to, the Acquiring Person, each holder of a Right will have the right to receive, upon exercise of each Right that number of shares of common stock of the acquiring company with a market value of two times the Purchase Price.

     At any time after an Acquiring Person crosses the 15 percent threshold and prior to the acquisition by such person of 50 percect or more of the out-standing Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share per Right.

     The Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right prior to the acquisition by an Acquiring Person of 15 percent or more of the outstanding Common Shares. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that after any person becomes an Acquiring Person no such amendment may adversely affect the interests of the other holders of the Rights.

     Effective August 18, 1995, the Board of Directors ordered the redemption of outstanding Common Stock Purchase Rights issued to stockholders of record on June 9, 1986 (the "1986 Rights"). The redemption payment of $0.10 per 1986 Right will be paid to stockholders of record on August 18,
1995.   The  payment will be included with the third quarter  Common  Stock dividend.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         4 Rights Agreement, dated as of July 24, 1995, between the Company and First Chicago Trust Company of New York, as Rights Agent, with exhibits attached.

        20 Form of letter to holders of the Company's Common Stock with Summary of Rights included.

        27  Financial Data Schedule.

    (b)  Reports on Form 8-K.

         No Current Reports on Form 8-K was filed during the quarte ended June 30, 1995 and through the date hereof.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ATLANTIC RICHFIELD COMPANY
                                                        (Registrant)


                                                    /s/ ALLAN L. COMSTOCK
Dated:  August 8, 1995                           _____________________________
                                                         (signature)
                                                 Allan L. Comstock
                                                 Vice President and Controller
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)