Form 10-Q
period 1995-09-30
ATLANTIC RICHFIELD CO /DE
filed 1995-11-08
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended September 30, 1995
Commission file number 1-1196
                             ________________

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

    Number of shares of Common Stock, $2.50 par value, outstanding as of September 30, 1995: 160,804,187.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
(Millions except                       1995       1994       1995      1994
per share amounts)                     ----       ----       ----      ----
Revenues
  Sales and other operating
    revenues, including excise
    taxes . . . . . . . . . . . . .   $4,277     $4,271     $12,944   $12,245
  Income from equity investments. .       68         45         223        86
  Interest. . . . . . . . . . . . .       48         51         162       142
  Other revenues. . . . . . . . . .      121         49         327       205
                                       -----      -----      ------    ------
                                       4,514      4,416      13,656    12,678
                                       -----      -----      ------    ------
Expenses
  Trade purchases . . . . . . . . .    1,494      1,519       4,616     4,414
  Operating expenses. . . . . . . .      783        772       2,252     2,280
  Selling, general and
    administrative expenses . . . .      448        432       1,286     1,256
  Depreciation, depletion and
    amortization  . . . . . . . . .      386        405       1,205     1,240
  Exploration expenses (including
    undeveloped leasehold
    amortization) . . . . . . . . .      138        167         333       362
  Excise taxes. . . . . . . . . . .      405        407       1,132     1,149
  Taxes other than excise
    and income taxes  . . . . . . .      168        175         557       543
  Interest. . . . . . . . . . . . .      181        194         581       565
  Unusual items . . . . . . . . . .       -          68          -        317
                                       -----      -----      ------    ------
                                       4,003      4,139      11,962    12,126
                                       -----      -----      ------    ------
  Income before gain on issuance
    of stock by subsidiary. . . . .      511        277       1,694       552
  Gain on issuance of stock
    by subsidiary . . . . . . . . .       -         459          -        459
                                       -----      -----      ------    ------
  Income before income taxes and
    minority interest . . . . . . .      511        736       1,694     1,011
  Provision for taxes on income . .      172        281         584       361
  Minority interest in earnings
    of subsidiaries . . . . . . . .       24         20          82        42
                                       -----      -----      ------    ------
Net Income. . . . . . . . . . . . .   $  315     $  435     $ 1,028   $   608
                                       =====      =====      ======    ======
Earned per Share  . . . . . . . . .   $ 1.93     $ 2.67     $  6.29   $  3.73
                                       =====      =====      ======    ======
Cash Dividends Paid per Share
  of Common Stock . . . . . . . . .   $1.375     $1.375     $ 4.125   $ 4.125
                                       =====      =====      ======    ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                               September 30,    December 31,
                                                  1995             1994
                                                  ----             ----
                                                         (Millions)
(S)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $   848         $ 1,394
  Short-term investments. . . . . . . . . . . . .    1,941           2,991
  Accounts receivable . . . . . . . . . . . . . .    1,453           1,446
  Inventories . . . . . . . . . . . . . . . . . .      860             797
  Prepaid expenses and other current assets . . .      285             185
                                                    ------          ------
  Total current assets. . . . . . . . . . . . . .    5,387           6,813
                                                    ------          ------
Investments and long-term receivables:
  Investments accounted for on the equity method.      517             348
  Other investments and long-term receivables . .      563             297
                                                    ------          ------
                                                     1,080             645
                                                    ------          ------
Fixed assets:
  Property, plant and equipment . . . . . . . . .   32,538          32,248
  Less accumulated depreciation, depletion
   and amortization . . . . . . . . . . . . . . .   16,898          16,526
                                                    ------          ------
                                                    15,640          15,722
                                                    ------          ------
Deferred charges and other assets . . . . . . . .    1,507           1,383
                                                    ------          ------
Total assets. . . . . . . . . . . . . . . . . . .  $23,614         $24,563
                                                    ======          ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                  September 30,  December 31,
                                                     1995            1994
                                                     ----            ----
                                                         (Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .   $ 1,110         $ 1,478
  Accounts payable. . . . . . . . . . . . . . . .       974             986
  Long-term debt due within one year. . . . . . .       195             630
  Taxes payable, including excise taxes . . . . .       313             253
  Accrued interest. . . . . . . . . . . . . . . .       122             183
  Other . . . . . . . . . . . . . . . . . . . . .       860             958
                                                     ------          ------
  Total current liabilities . . . . . . . . . . .     3,574           4,488
                                                     ------          ------
Long-term debt. . . . . . . . . . . . . . . . . .     6,724           7,198
Deferred income taxes . . . . . . . . . . . . . .     2,699           2,721
Other deferred liabilities and credits. . . . . .     3,458           3,471
Minority interest . . . . . . . . . . . . . . . .       469             407
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . .         1               1
  Common stock. . . . . . . . . . . . . . . . . .       402             402
  Capital in excess of par value of stock . . . .       632             647
  Retained earnings . . . . . . . . . . . . . . .     5,689           5,342
  Pension liability adjustment. . . . . . . . . .       (20)            (20)
  Net unrealized loss on investments. . . . . . .       (10)            (38)
  Foreign currency translation. . . . . . . . . .         5             (51)
  Treasury stock, at cost . . . . . . . . . . . .        (9)             (5)
                                                     ------          ------
  Total stockholders' equity. . . . . . . . . . .     6,690           6,278
                                                     ------          ------
Total liabilities and stockholders' equity. . . .   $23,614         $24,563
                                                     ======          ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                         1995         1994
                                                         ----         ----
                                                            (Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . .     $1,028      $  608
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . .      1,205       1,240
  Dry hole expense and undeveloped leasehold
     amortization. . . . . . . . . . . . . . . . . .        185         213
  Gain on issuance of stock by subsidiary. . . . . .         -         (459)
  Net (gain) loss on asset sales . . . . . . . . . .        (12)          7
  Income from equity investments . . . . . . . . . .       (223)        (86)
  Dividends from equity investments. . . . . . . . .         67          48
  Noncash provisions greater (less) than cash
     payments. . . . . . . . . . . . . . . . . . . .       (171)        260
  Deferred income taxes. . . . . . . . . . . . . . .         51         112
  Changes in accounts receivable, inventories
   and accounts payable. . . . . . . . . . . . . . .        (76)       (301)
  Changes in other working capital accounts. . . . .       (164)       (203)
  Other. . . . . . . . . . . . . . . . . . . . . . .        (21)        (40)
                                                          -----       -----
    Net cash provided by operating activities. . . .      1,869       1,399
                                                          -----       -----
Cash flows from investing activities:
  Additions to fixed assets (including dry
     hole costs) . . . . . . . . . . . . . . . . . .     (1,233)     (1,224)
  Net cash provided (used) by short-term investments      1,113        (734)
  Investment in LUKoil convertible bonds . . . . . .       (250)         -
  Proceeds from asset sales. . . . . . . . . . . . .         61          85
  Payments received on notes for sales of property .         -           48
  Other. . . . . . . . . . . . . . . . . . . . . . .        (67)        138
                                                          -----       -----
    Net cash used by investing activities. . . . . .       (376)     (1,687)
                                                          -----       -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . .     (1,085)       (562)
  Proceeds from issuance of long-term debt . . . . .        150       1,230
  Proceeds from issuance of common stock by
     subsidiary. . . . . . . . . . . . . . . . . . .         -          453
  Net cash used by notes payable . . . . . . . . . .       (372)       (143)
  Dividends paid . . . . . . . . . . . . . . . . . .       (681)       (664)
  Treasury stock purchases . . . . . . . . . . . . .        (36)         -
  Treasury stock contributed to benefit plans. . . .         -           56
  Other. . . . . . . . . . . . . . . . . . . . . . .        (17)        (26)
                                                          -----       -----
    Net cash provided (used) by financing activities     (2,041)        344
                                                          -----       -----
Effect of exchange rate changes on cash. . . . . . .          2          23
                                                          -----       -----
Net increase (decrease) in cash and cash equivalents       (546)         79

Cash and cash equivalents at beginning of period . .      1,394       1,458
                                                          -----       -----
Cash and cash equivalents at end of period . . . . .     $  848      $1,537
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

    In  1993, ARCO announced a reorganization of its Lower 48 oil  and  gas
operations under which approximately 1,300 positions were eliminated.   The
Company accrued $105 million before tax of personnel costs, of which $65 million related to severance and other ancillary costs which will be paid from Company funds.

    Through September 30, 1995, approximately 3,200 employees have been terminated under the two programs and approximately $153 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments.


NOTE C.  Investments.

    At September 30, 1995, investments were composed principally of U.S. Treasury securities, corporate debt instruments, and municipal securities and were principally included in cash equivalents or short-term investments depending on their maturities, which generally ranged from one day to 25 months. Investments in debt securities classified as held-to-maturity ("HTM") were recorded at amortized cost while investments in debt securities classified as available-for-sale ("AFS") are reported at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity.

    The following summarizes investments in securities, principally debt securities, at September 30, 1995 and 1994:

                                                 1995               1994
                                            --------------    ---------------
          Millions                            AFS      HTM      AFS      HTM
                                              ---      ---      ---      ---
  Aggregate fair value . . . . . . . . . .  $1,953    $215    $1,600   $1,700
  Gross unrealized holding losses. . . . .      22      -         -        -
  Gross unrealized holding gains . . . . .      15      -         -        -
  Amortized cost . . . . . . . . . . . . .   1,960     215     1,600    1,700

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


    For the three- and nine-month periods ended September 30, 1995 and 1994,
gross   realized  gains  and  losses  on  sales  of  AFS  securities   were
insignificant.  For the three-month periods ended September  30,  1995  and
1994 proceeds from sales of AFS securities were $450 million and $700 million, respectively. For the nine-month periods ended September 30, 1995
and  1994,  proceeds from sales of AFS securities were  $1.9  billion   and
$3.7   billion, respectively.  For the nine months ended September 30, 1995 and 1994, gross purchases, sales and maturities were as follows:

                                                1995                1994
                                          ----------------    ---------------
          Millions                          AFS       HTM       AFS     HTM
                                            ---       ---       ---     ---
  Gross purchases . . . . . . . . . . .   $2,600    $1,300    $4,500   $7,300
  Gross sales . . . . . . . . . . . . .    1,900        -      3,700       -
  Gross maturities. . . . . . . . . . .      750     2,300        40    7,300


NOTE D.  Inventories.

   Inventories at September 30, 1995 and December 31, 1994 comprised the following:

                                                  September 30,   December 31,
                                                      1995            1994
                                                      ----            ----
                                                           (Millions)
  Crude oil and petroleum products. . . . . . . .   $    140       $    172
  Chemical products . . . . . . . . . . . . . . .        441            351
  Other products. . . . . . . . . . . . . . . . .         37             46
  Materials and supplies. . . . . . . . . . . . .        242            228
                                                     -------        -------
     Total. . . . . . . . . . . . . . . . . . . .   $    860       $    797
                                                     =======        =======

NOTE E.  Capital Stock.

   Detail of the Company's capital stock was as follows:

                                                   September 30,  December 31,
                                                       1995           1994
                                                       ----           ----
                                                          (Thousands)
  $3.00 Cumulative convertible preference
     stock, par $1. . . . . . . . . . . . . . . .   $     67       $     74
  $2.80 Cumulative convertible preference
     stock, par $1. . . . . . . . . . . . . . . .        744            795
  Common stock, par $2.50 . . . . . . . . . . . .    402,199        402,000
                                                     -------        -------
     Total. . . . . . . . . . . . . . . . . . . .   $403,010       $402,869
                                                     =======        =======

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F.  Capitalization of Interest.

    Interest expense excluded capitalized interest of $14 million and $11 million, respectively, for the three-month periods ended September 30, 1995 and 1994, and $39 million and $28 million, respectively, for the nine-month periods ended September 30, 1995 and 1994.


NOTE G.  Income Taxes.

   Provision for taxes on income:

                                        Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                        ------------------  -----------------
                                         1995        1994     1995       1994
                                         ----        ----     ----       ----
                                                      (Millions)
Federal:
  Current . . . . . . . . . . . . . . .  $ 114       $  25    $ 387      $ 182
  Deferred. . . . . . . . . . . . . . .     14         200       37         97
                                          ----        ----     ----       ----
                                           128         225      424        279
                                          ----        ----     ----       ----
Foreign:
  Current . . . . . . . . . . . . . . .     27          15       83         45
  Deferred. . . . . . . . . . . . . . .     (3)          9        6         -
                                          ----        ----     ----       ----
                                            24          24       89         45
                                          ----        ----     ----       ----
State:
  Current . . . . . . . . . . . . . . .     17          (6)      63         22
  Deferred. . . . . . . . . . . . . . .      3          38        8         15
                                          ----        ----     ----       ----
                                            20          32       71         37
                                          ----        ----     ----       ----
    Total . . . . . . . . . . . . . . .  $ 172       $ 281    $ 584      $ 361
                                          ====        ====     ====       ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

    Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                           Three Months Ended September 30,
                                           --------------------------------
                                               1995               1994
                                               ----               ----
                                                    Percent            Percent
                                                       of                 of
                                                    Pretax             Pretax
                                          Amount    Income    Amount   Income
                                          ------    -------   ------   -------
                                                        (Millions)
Income before income taxes and
  minority interest . . . . . . . . . .   $  511     100.0    $ 736     100.0
                                           =====     =====     ====     =====

Tax at federal statutory rate . . . . .   $  179      35.0    $ 258      35.0
Increase (reduction) in taxes
  resulting from:
    Dividend exclusion. . . . . . . . .      (14)     (2.7)     (12)     (1.6)
    Taxes on foreign income in excess
      of statutory rate . . . . . . . .       23       4.5       32       4.3
    Foreign deferred tax asset
      recognition . . . . . . . . . . .       -         -        (3)     (0.4)
    State income taxes (net of
      federal effect) . . . . . . . . .       13       2.5       21       2.9
    Tax credits . . . . . . . . . . . .      (19)     (3.7)     (16)     (2.2)
    Other . . . . . . . . . . . . . . .      (10)     (1.9)       1       0.2
                                           -----     -----     ----     -----
Provision for taxes on income . . . . .   $  172      33.7    $ 281      38.2
                                           =====     =====     ====     =====

                                            Nine Months Ended September 30,
                                            -------------------------------
                                               1995               1994
                                               ----               ----
                                                    Percent            Percent
                                                      of                 of
                                                    Pretax             Pretax
                                          Amount    Income    Amount   Income
                                          ------    ------    ------   ------
                                                        (Millions)
Income before income taxes and
  minority interest . . . . . . . . . .   $ 1,694   100.0     $1,011    100.0
                                           ======   =====      =====    =====

Tax at federal statutory rate . . . . .   $   593    35.0     $  354     35.0
Increase (reduction) in taxes
  resulting from:
    Dividend exclusion. . . . . . . . .       (51)   (3.0)       (17)    (1.7)
    Taxes on foreign income in excess
      of statutory rate . . . . . . . .        62     3.7         78      7.7
    Foreign deferred tax asset
      recognition . . . . . . . . . . .        -       -         (29)    (2.9)
    State income taxes (net of
      federal effect) . . . . . . . . .        46     2.7         24      2.4
    Tax credits . . . . . . . . . . . .       (54)   (3.2)       (44)    (4.3)
    Other . . . . . . . . . . . . . . .       (12)   (0.7)        (5)    (0.5)
                                           ------   -----      -----    -----
Provision for taxes on income . . . . .   $   584    34.5     $  361     35.7
                                           ======   =====      =====    =====

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

    The information necessary for the calculation of earned per share is as follows:

                                                  Three Months Ended
                                                    September 30,
                                                  ------------------
                                                   1995        1994
                                                   ----        ----
                                                 (Millions of Shares)
Average number of common shares outstanding. . .   160.8       160.6
Common stock equivalents . . . . . . . . . . . .     2.6         2.7
                                                   -----       -----
  Total. . . . . . . . . . . . . . . . . . . . .   163.4       163.3
                                                   =====       =====

                                                   Nine Months Ended
                                                     September 30,
                                                   -----------------
                                                    1995       1994
                                                    ----       ----
                                                 (Millions of Shares)
Average number of common shares outstanding. . . .  160.8      160.4
Common stock equivalents . . . . . . . . . . . . .    2.6        2.7
                                                    -----      -----
  Total. . . . . . . . . . . . . . . . . . . . . .  163.4      163.1
                                                    =====      =====

NOTE I.  Supplemental Income Statement Information.

   Taxes other than excise and income taxes comprised the following:

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
                                       1995        1994      1995       1994
                                       ----        ----      ----       ----
                                                      (Millions)
Production/severance . . . . . . . .   $ 74        $ 79      $245       $221
Property . . . . . . . . . . . . . .     45          46       138        142
Other. . . . . . . . . . . . . . . .     49          50       174        180
                                        ---         ---       ---        ---
  Total. . . . . . . . . . . . . . .   $168        $175      $557       $543
                                        ===         ===       ===        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Supplemental Cash Flow Information.

    Following is supplemental cash flow information for the nine months ended September 30, 1995 and 1994:

                                                         Nine Months Ended
                                                            September 30,
                                                         -----------------
                                                          1995       1994
                                                          ----       ----
                                                             (Millions)
Gross sales and maturities of short-term investments .    $ 3,388   $ 4,827
Gross purchases of short-term investments. . . . . . .     (2,275)   (5,561)
                                                           ------    ------
Net cash provided (used) by short-term investments . .    $ 1,113   $  (734)
                                                           ======    ======

Gross proceeds from issuance of notes payable. . . . .    $ 6,267   $ 7,139
Gross repayments of notes payable. . . . . . . . . . .     (6,639)   (7,282)
                                                           ------    ------
Net cash used by notes payable . . . . . . . . . . . .    $  (372)  $  (143)
                                                           ======    ======

Gross noncash provisions charged to income . . . . . .    $   332   $   687
Cash payments of previously accrued items. . . . . . .       (503)     (427)
                                                           ------    ------
Noncash provisions greater (less) than cash payments .    $  (171)  $   260
                                                           ======    ======

   Interest paid during the nine-month periods ended September 30, 1995 and 1994 was $642 million and $617 million, respectively.

   Income taxes paid during the nine-month periods ended September 30, 1995 and 1994 were $614 million and $227 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Summarized Financial Information.

    Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company of which Atlantic Richfield Company ("ARCO") owned a 49.9 percent interest at September 30, 1995, was as follows:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                         1995       1994      1995       1994
                                         ----       ----      ----       ----
                                                       (Millions)
Revenues (including sales to ARCO
  and ARCO Chemical Company). . . . .   $1,249     $1,037    $3,793     $2,761
Sales to ARCO and ARCO Chemical
  Company . . . . . . . . . . . . . .       81         89       270        240
Operating income. . . . . . . . . . .      183        124       642        249
Income before income taxes. . . . . .      159        105       576        190
Net income. . . . . . . . . . . . . .      100         66       362        120
   ______________________________

ARCO's equity in net income of
  Lyondell. . . . . . . . . . . . . .       49         33       180         60
Cash dividends received from Lyondell        9          9        27         27

                         ________________________

                                                 September 30,   December 31,
                                                     1995            1994
                                                     ----            ----
                                                          (Millions)
Current assets. . . . . . . . . . . . . . . . .      $  784         $  697
Noncurrent assets . . . . . . . . . . . . . . .       1,717            966
Current liabilities . . . . . . . . . . . . . .         757            433
Long-term debt. . . . . . . . . . . . . . . . .         732            707
Other liabilities . . . . . . . . . . . . . . .         215            192
Minority interest . . . . . . . . . . . . . . .         427            268
Stockholders' equity. . . . . . . . . . . . . .         370             63

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Other Commitments and Contingencies.


    ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

    At September 30, 1995 and December 31, 1994, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $50 million and $75 million, respectively.

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

   ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, two purported classes and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units. ARCO is also the subject or party to a number of other pending or threatened legal actions.

   In October 1995, the State of Montana presented to ARCO a second revised demand for damages of $713.3 million based on alleged injuries to natural resources resulting from ARCO's mining and mineral processing businesses formerly operated by Anaconda, ARCO's predecessor, in Montana. ARCO is contesting the amount of this demand.

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

    ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial where-withal of the other responsible parties. At September 30, 1995, the environmental remediation accrual was $676 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

    Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various insurance companies and other third parties. All of these claims have not been resolved. Due to the uncertainty as to ultimate recovery from these parties, ARCO has neither recorded any asset nor reduced any liability in anticipation of such recovery.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter 1995 v. Third Quarter 1994


Consolidated Earnings

    The Company had net income of $315 million, or $1.93 per share in the third quarter of 1995, compared to net income of $435 million, or $2.67 per share in the 1994 third quarter.

    The 1994 third quarter included a net benefit of approximately $200 million after tax which reflected a gain of $459 million before tax ($273 million after tax) from the initial public offering of Vastar Resources, Inc. ("Vastar"), partially offset by charges for personnel reductions and other items. Charges for personnel reductions of $68 million before tax were reported as unusual items.

    In the 1995 third quarter, income benefits associated with insurance litigation settlements were offset by charges for tax issues and future environmental remediation.

    The third quarter results reflected strong margins in ARCO's chemical interests, higher refined products volumes and the ongoing benefits of companywide cost reductions, partially offset by lower domestic natural gas prices and refining and marketing margins as compared to the third quarter of 1994.


Revenues

          Millions                                      1995      1994
                                                        ----      ----
     Sales and other operating revenues
       Resources:
         Oil and gas. . . . . . . . . . . . . . .      $1,972    $2,049
         Coal . . . . . . . . . . . . . . . . . .         185       170
       Products:
         Refining and marketing . . . . . . . . .       1,835     1,728
         Transportation . . . . . . . . . . . . .         207       225
         Intermediate chemicals and specialty
           products . . . . . . . . . . . . . . .         999       895
       Other. . . . . . . . . . . . . . . . . . .           7        17
       Elimination of intersegment amounts  . . .        (928)     (813)
                                                        -----     -----
        Total . . . . . . . . . . . . . . . . . .      $4,277    $4,271
                                                        =====     =====

    In 1995, higher sales and other operating revenues resulting from higher chemical products prices and refined products volumes were offset by decreased crude oil trading activity and lower domestic natural gas prices.

    The increase in 1995 income from equity investments primarily reflected ARCO's higher earnings from its 49.9 percent equity interest in Lyondell Petrochemical Company ("Lyondell").

    The increase in 1995 other revenues primarily resulted from insurance litigation settlements.

Expenses

     Total expenses were $4,003 million in the third quarter of 1995, compared to $4,139 million in the same period in 1994. Included in the 1994 total expenses were unusual items of $68 million primarily related to personnel reductions. In the 1995 third quarter the ongoing benefits of companywide cost reductions were offset by costs associated with sales of new chemical products and new international oil and gas production, and increased international dry hole costs.


Upstream Earnings

                                                         1995      1994
          Millions (after tax)                           ----      ----
          Oil and Gas . . . . . . . . . . . . . . . .    $116      $125
          Coal. . . . . . . . . . . . . . . . . . . .    $ 10      $ 22

    ARCO's earnings from worldwide oil and gas exploration and production operations in 1995 primarily reflected lower domestic natural gas prices, offset by lower exploration expense. Included in the 1995 third quarter results was an unfavorable $9 million adjustment for tax-related issues. Increases in Lower 48 crude oil prices were offset by declines in Alaskan and International crude oil prices.


Average Oil and Gas Prices

                                                       1995        1994
                                                       ----        ----
          U.S.
            Crude oil - per bbl
              Alaska. . . . . . . . . . . . . . . .   $10.70      $10.74
              Lower 48, including Vastar. . . . . .   $16.18      $15.74
              Composite average price . . . . . . .   $12.23      $12.04
            Natural gas - per mcf . . . . . . . . .   $ 1.25      $ 1.64

          International
            Crude oil - per bbl . . . . . . . . . .   $15.43      $16.12
            Natural gas - per mcf . . . . . . . . .   $ 2.52      $ 2.54

Petroleum Liquids and Natural Gas Production

                                                       1995        1994
                                                       ----        ----
          Net Production per day
          U.S.
            Petroleum liquids - bbl. . . . . . . . .  564,200     570,300
            Natural gas - mmcf . . . . . . . . . . .      949         945
            Barrels of oil equivalent (BOE). . . . .  722,400     727,800

          International
            Petroleum liquids - bbl. . . . . . . . .   71,600      70,200
            Natural gas - mmcf . . . . . . . . . . .      460         419
            BOE  . . . . . . . . . . . . . . . . . .  148,200     140,000

    The decreased petroleum liquids volumes in the U.S. resulted from natural field declines at the Prudhoe Bay and Kuparuk River fields in Alaska, partially offset by production increases at the Point McIntyre field in Alaska and in the Lower 48, including Vastar. The increase in international petroleum liquids volumes reflected production from the Blenheim field in the North Sea which started up in March 1995, partially offset by decreased Indonesian production sharing contract volumes.

    Decreases in Vastar's natural gas production in the 1995 third quarter were more than offset by increased natural gas production from ARCO's other Lower 48 properties. ARCO holds an 82.3 percent interest in Vastar.

   The higher international natural gas volumes in 1995 reflected increased production in Indonesia, partially offset by declines in UK North Sea contract deliveries.

    Worldwide exploration expenses totaled $138 million before tax, down from $167 million in the 1994 third quarter. Lower exploration expenses in Alaska were partially offset by increased overseas exploration.


Coal Operations

    After-tax earnings for ARCO's worldwide coal operations in the 1995 third quarter were $10 million, reflecting the negative impact of $10 million in after-tax charges primarily related to the impact of an Australian tax rate increase on deferred taxes.


Downstream Earnings

                                                           1995      1994
           Millions (after tax)                            ----      ----
           Refining and marketing . . . . . . . . . . . .  $ 75      $ 26
           Transportation . . . . . . . . . . . . . . . .  $ 50      $ 36
           Intermediate chemicals and
             specialty products . . . . . . . . . . . . .  $107      $ 77

    The refining and marketing results in the 1994 third quarter included after-tax charges totaling $45 million, primarily related to personnel reductions. In the 1995 third quarter, increased sales volumes were offset by reduced product margins, compared to the 1994 third quarter.

    The 1994 transportation results included a charge of $9 million after tax related to the sale of products pipelines.

     For the intermediate chemicals and specialty products segment, reflecting ARCO's 83.0 percent interest in ARCO Chemical Company, the increased 1995 third quarter earnings primarily reflected improved margins for styrene monomer, propylene oxide (PO) and various derivatives, partially offset by lower volumes for PO and derivatives and lower methyl tertiary butyl ether margins.


Equity Affiliate

    ARCO earned $49 million from its 49.9 percent equity interest in Lyondell in the third quarter of 1995. This compared to $33 million in the third quarter of 1994. The improvement resulted primarily from higher olefins margins and the addition of newly acquired polymers production, both of which more than offset reduced olefins volumes.


Tax Provision

    The effective tax rate was 33.7 percent in the 1995 third quarter, compared to 38.2 percent in the third quarter of 1994. The lower 1995 effective tax rate primarily resulted from an increase in foreign tax credits. In addition, the higher effective tax rate in the 1994 period reflected permanent tax differences associated with the Vastar initial public offering.

 Nine Month Period Ended September 30, 1995 v. Same Nine Month Period 1994


    Net income for the first nine months of 1995 was $1,028 million, or $6.29 per share, compared to $608 million, or $3.73 per share for the first nine months of 1994.


Consolidated Earnings

    The earnings increase in the first nine months of 1995 primarily reflected improved margins in ARCO's chemical interests, higher crude oil prices, increased coal and refined products volumes and the benefits of companywide cost reductions, partially offset by lower domestic natural gas prices and lower refining and marketing margins.

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


Revenues

    The increased sales and other operating revenues for the first nine months of 1995 resulted primarily from higher chemical products, crude oil and refined products prices and higher chemical, coal and refined products volumes, partially offset by decreased crude oil trading activity and lower domestic natural gas prices.

   The increase in income from equity investments for the first nine months of 1995 primarily reflected ARCO's higher earnings from its 49.9 percent equity interest in Lyondell.


Expenses

    Total expenses were $11,962 million for the first nine months of 1995, compared to $12,126 million in the same period in 1994. The first nine months of 1994 included unusual items of $317 million before tax, $195 million after tax, related to restructuring and personnel reductions. During the first nine months of 1995 the ongoing benefits of companywide cost reductions were offset by higher chemical feedstock costs, costs associated with sales of new chemical products and new international oil and gas production, and increased international dry hole costs.


Average Oil & Gas Prices

                                                       1995        1994
                                                       ----        ----
          U.S.
            Crude oil - per bbl
              Alaska . . . . . . . . . . . . . . . .  $11.13      $ 9.06
              Lower 48, including Vastar . . . . . .  $16.25      $13.02
              Composite average price  . . . . . . .  $12.49      $10.10
            Natural gas - per mcf  . . . . . . . . .  $ 1.29      $ 1.81

          International
            Crude oil - per bbl. . . . . . . . . . .  $16.31      $15.00
            Natural gas - per mcf  . . . . . . . . .  $ 2.56      $ 2.50

Financial Position and Liquidity

                                                            1995
          Millions                                          ----
          Cash flow provided(used)by:
            Operations. . . . . . . . . . . . . . . . .    $ 1,869
            Investing activities. . . . . . . . . . . .    $  (376)
            Financing activities. . . . . . . . . . . .    $(2,041)

    The net cash used by investing activities in the first nine months of 1995 primarily included expenditures for additions to fixed assets of $1,233 million and an investment of $250 million in convertible bonds issued by a Russian oil and gas company, LUKoil, partially offset by a decrease in short-term investments of $1,113 million. The LUKoil bonds will be converted into approximately 41 million voting shares in April 1996. The 41 million shares would represent a 6.3 percent interest in LUKoil voting shares.

    The net cash used in financing activities in the first nine months of 1995 primarily included repayments of long-term debt of $1,085 million, a decrease of $372 million in the Company's short-term debt position and dividend payments of $681 million, partially offset by proceeds of $150 million from the issuance of long-term debt.

    Cash  and  cash  equivalents and short-term  investments  totaled  $2.8 billion, and short-term borrowings were $1.1 billion at the end of the third quarter of 1995.

    It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.


Statements of Financial Accounting Standards Not Yet Adopted

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will have to implement SFAS No. 121 by the fiscal year ended December 31, 1996. The provisions will require the Company to review long-lived assets for impairment whenever events or changes in circumstances  indicate that the carrying amount of an  asset  may  not  be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss based on the fair value of the asset should be recognized in the income statement and certain disclosures regarding the impairment should be made in the financial statements. The Company believes that the provisions of SFAS No. 121 when implemented will not have a material effect on its consolidated financial statements.

                           ____________________


    Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    1.  Reference  is made to the disclosure on page 16 of  the  Company's
Annual Report on Form 10-K for the year ended December 31, 1994 (hereinafter the "1994 Form 10-K Report") and on page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "Second Quarter 10-Q Report") regarding Atlantic Richfield Company v. Aetna Casualty and Surety Company of America, et al. (Case No. BC 015575). ARCO expects that a trial will be scheduled for the first half of 1996.

    2. Reference is made to the disclosure on page 15 of the Company's 1994 Form 10-K Report regarding the Montana v. ARCO matter. In October 1995, ARCO received from the State a second revised demand for damages of $713.3 million for alleged injuries to natural resources resulting from mining and mineral processing operations.

    3. On August 29, 1995, a purported class action was filed in the United States District Court for the Eastern District of Louisiana, Jefferson v.
Lead   Industries  Association,  Inc.  (Case  No.  95-2885),  which   seeks
compensatory and punitive damages on behalf of the named plaintiff and all Louisiana parents of children who attained a blood lead level equal to or greater than 25 micrograms per deciliter before the age of six. The named defendants are ARCO (as successor to International Smelting and Refining Company, a former subsidiary to The Anaconda Company), the Lead Industries Association, NL Industries, Inc., Sherwin-Williams Co., SCM Corporation, Glidden Co., and Fuller-O'Brien Corporation. The complaint, which states as theories of recovery strict liability, negligence, failure to warn, fraud, and breach of express and implied warranty, asserts that the manufacturer of the lead pigment in any particular paint cannot be determined by chemical analysis or any other means, and that plaintiff, therefore, may rely upon market share and civil conspiracy to establish defendants' liability.

    4. On October 11, 1995, Vastar, on behalf of, and with ARCO's knowledge and full cooperation, met with the United States Environmental Protection Agency ("EPA") to apprise the EPA of certain results obtained from Vastar's internal self-evaluation and audit program. The results conveyed to EPA concern the Prevention of Significant Deterioration ("PSD") permit program under the federal Clean Air Act at Vastar's Ignacio Blanco Fruitland ("IBF") coal degasification facilities. Through its self-evaluation and audit program, Vastar recently determined that a PSD permit may have been required for construction and operation of certain equipment at the IBF operations due to unanticipated levels of carbon monoxide emissions.

    Under federal law, EPA has the power to seek injunctive relief and civil
penalties  for  violations of the federal Clean  Air  Act.   Liability  for
failure to obtain a PSD permit under the Clean Air Act can be imposed without regard to willfulness or negligence. Vastar intends to seek the
benefits   of  EPA's  "Voluntary  Environmental  Self-Policing  and   Self-
Disclosure Interim Policy Statement" which may allow Vastar to avoid any punitive penalties, although EPA may seek to recover what it considers to be the economic benefit of noncompliance.

    Vastar has advised ARCO that it believes that any ultimate liability resulting from the above-described issue will not have a material adverse effect on Vastar's financial position or results of operations or cash flows.

    5. There have been no other material developments with respect to the Company's Legal proceedings as previously reported in the Company's Form 10-K and the Company's First and Second Quarter Forms 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         27   Financial Data Schedule.

    (b)  Reports on Form 8-K.

         No Current Report on Form 8-K was filed during the quarter ended September 30, 1995 and through the date hereof.

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ATLANTIC RICHFIELD COMPANY
                                                   (Registrant)

                                               /s/ ALLAN L. COMSTOCK

Dated:  November 7, 1995                     ___________________________
                                                   (signature)
                                                Allan L. Comstock
                                             Vice President and Controller
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)