Form 10-K405
period 1995-12-31
ATLANTIC RICHFIELD CO /DE
filed 1996-02-28
CIK 775483

                                     1995

                               ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995
Commission file number 1--1196

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
      Common Stock ($2.50 par value)                    New York Stock Exchange
                                                        Pacific Stock Exchange
                                                        Basel Stock Exchange
                                                        Geneva Stock Exchange
                                                        Zurich Stock Exchange
                                                        London Stock Exchange
      $3.00 Cumulative Convertible Preference Stock     New York Stock Exchange
       ($1 par value)                                   Pacific Stock Exchange
      $2.80 Cumulative Convertible Preference Stock     New York Stock Exchange
       ($1 par value)                                   Pacific Stock Exchange
      Thirty year 5 5/8% Debentures Due May 15, 1997    New York Stock Exchange
      Three year 9% Exchangeable Notes due September
       15, 1997                                         New York Stock Exchange
      Twenty year 10 7/8% Debentures Due July 15, 2005  New York Stock Exchange
      Thirty year 9 7/8% Debentures Due March 1, 2016   New York Stock Exchange
      Twenty-five year 9 1/8% Debentures Due March 1,
       2011                                             New York Stock Exchange

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
                                                   ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 31, 1995, based on the closing price on the New York Stock Exchange composite tape on that date, was $18,048,493,017.

Number of shares of Common Stock, $2.50 par value, outstanding as of December 31, 1995: 160,831,190.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 are incorporated by reference under Part III.

                               TABLE OF CONTENTS

                                     PART I

   ITEM                                                                    PAGE
   ----                                                                    ----
 1. and 2. Business and Properties.......................................    1
           Corporate History and Organization............................    1
           Financial Information about Industry Segments.................    2
           Upstream......................................................    2
           Worldwide Oil and Gas Operations..............................    2
           Worldwide Coal Operations.....................................    6
           Downstream....................................................    6
           Refining and Marketing........................................    6
           Transportation................................................    8
           Intermediate Chemicals and Specialty Products.................    8
           Equity Interest in Lyondell...................................   10
           Capital Program...............................................   11
           Patents.......................................................   11
           Competition...................................................   11
           Human Resources...............................................   12
           Research and Development......................................   12
           Environmental Matters.........................................   12
     3.    Legal Proceedings.............................................   15
     4.    Submission of Matters to a Vote of Security Holders...........   17

                               ----------------

           Executive Officers of the Registrant..........................   18
           Description of Capital Stock..................................   21

                                    PART II

     5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................   24
     6.    Selected Financial Data.......................................   24
     7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   25
     8.    Financial Statements and Supplementary Data...................   33
     9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................   53

                                    PART III

    10.    Directors and Executive Officers of the Registrant............   53
    11.    Executive Compensation........................................   53
    12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................   53
    13.    Certain Relationships and Related Transactions................   53

                                    PART IV

    14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................   53

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

  ARCO's corporate structure is a complex of wholly-owned and majority-owned subsidiaries and various divisions or units of the parent company, ARCO, that have been delineated or defined for various operational reasons. Many of the wholly-owned subsidiaries are formed to conduct ARCO's numerous international operations. The principal majority-owned subsidiaries are ARCO Chemical Company ("ARCO Chemical") and Vastar Resources, Inc. ("Vastar"). ARCO Chemical was formed in July 1987, and it sold just under 20% of its common stock to the public in October 1987; ARCO currently owns 82.9% of ARCO Chemical. Vastar was formed in September 1993, and in July 1994 sold under 20% of its common stock to the public; ARCO currently owns 82.3% of Vastar. Vastar is the primary vehicle through which ARCO conducts natural gas and, to a lesser extent oil, exploration, production and marketing in the Lower 48 States (the "Lower 48"). ARCO's principal subsidiaries are ARCO Chemical, Vastar, ARCO Alaska, Inc. (a wholly-owned subsidiary through which ARCO conducts its Alaska operations) and ARCO Transportation Alaska, Inc. (a wholly-owned subsidiary through which ARCO holds its interest in the Trans Alaska Pipeline System ("TAPS")).

  ARCO also owns a 49.9% equity interest in Lyondell Petrochemical Company ("Lyondell"), which operates petrochemical processing and petroleum refining businesses. ARCO originally sold just over 50% of Lyondell's common stock ("Lyondell Common Stock") to the public in January 1989; in August 1994, ARCO received net proceeds of approximately $958 million from the sale of its 9% Exchangeable Notes due September 1997 (the "Exchangeable Notes"). The Exchangeable Notes are exchangeable at maturity, at ARCO's option, into shares of Lyondell Common Stock, of which ARCO currently holds 39,921,400 shares, or cash with an equal value. The number of shares or amount of such cash will be determined based on a formula that takes into account the market price of Lyondell Common Stock at maturity of the Exchangeable Notes. If ARCO elects to deliver shares of Lyondell Common Stock upon maturity of the Exchangeable Notes, ARCO's equity interest in Lyondell will be substantially reduced or eliminated, depending on the market price of Lyondell Common Stock at such time.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Reference is made to Note 5 of Notes to Consolidated Financial Statements on page 39 for segment information concerning sales and other operating revenues, earnings, total assets and additional information for certain operations of the Company.

                                   UPSTREAM

WORLDWIDE OIL AND GAS OPERATIONS

 General

  ARCO conducts its worldwide oil and gas exploration and production operations primarily in Alaska, the Lower 48, the North Sea, Indonesia and China.

 Reserves

  Estimated net quantities of ARCO's proved oil and gas reserves at December 31, 1995 were as follows:

                                                              NATURAL GAS
                                    PETROLEUM LIQUIDS       (BILLION CUBIC
                                    (MILLION BARRELS)            FEET)
                                   ---------------------- ----------------------
                                   U.S.     INTERNATIONAL U.S.     INTERNATIONAL
                                   -----    ------------- -----    -------------
Proved reserves................... 2,163(a)      206      4,666(c)     3,683
Proved developed reserves......... 1,896(b)       92      4,294(d)     1,806

--------
(a) Includes 107 million barrels ("MMB") attributable to Vastar.
(b) Includes 82 MMB attributable to Vastar.
(c) Includes 2,081 billion cubic feet ("BCF") attributable to Vastar.
(d) Includes 1,738 BCF attributable to Vastar.

  Reference is made to Supplemental Information, Oil and Gas Producing Activities, beginning on page 50, for additional information concerning oil and gas producing activities and estimates of proved oil and gas reserves.

 Production

  Net quantities of petroleum liquids and natural gas produced by ARCO were as follows:

                                                                NATURAL GAS
                                       PETROLEUM LIQUIDS    (MILLION CUBIC FEET
                                       (BARRELS PER DAY)         PER DAY)
                                     --------------------- ---------------------
YEARS ENDED
DECEMBER 31,                         U.S.(a) INTERNATIONAL U.S.(b) INTERNATIONAL
------------                         ------- ------------- ------- -------------
 1995............................... 583,100    66,800       999        557
 1994............................... 591,300    72,800       960        511
 1993............................... 604,700    79,700       911        321

--------
(a) Includes 45,300, 43,500, and 44,700 barrels per day produced by Vastar in 1995, 1994, and 1993, respectively.
(b) Includes 810, 782, and 695 million cubic feet per day ("MMCFD") produced by Vastar in 1995, 1994, and 1993, respectively.

  Average sales prices and average production costs per unit of petroleum liquids and natural gas were as follows:

                                             YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------
                                  1995                 1994                 1993
                          -------------------- -------------------- --------------------
                           U.S.  INTERNATIONAL  U.S.  INTERNATIONAL  U.S.  INTERNATIONAL
                          ------ ------------- ------ ------------- ------ -------------
Average sales price
 (including transfers)
 per barrel of petroleum
 liquids produced.......  $12.17    $15.96     $10.43    $14.56     $11.67    $16.05
Average lifting cost per
 equivalent barrel of
 production.............    3.73      3.98       4.05      3.52       4.78      3.99
Average sales price per
 thousand
 cubic feet ("MCF") of
 natural gas produced...    1.35      2.56       1.76      2.51       1.93      2.69

 Delivery Commitments

  ARCO has various long-term natural gas sales contracts covering the majority of its production in Indonesia, the United Kingdom North Sea, and China, substantially all of which are reservoir specific. While annual delivery requirements may vary under these contracts, delivery obligations under the agreements are essentially limited to producible reserves from specific fields.

  In the Lower 48, Vastar has various long-term natural gas sales contracts under which Vastar has contracted to deliver approximately 716 MMCFD in 1996. Such obligation is presently the maximum requirement and declines to less than 112 MMCFD by 2003. The majority of these contracts are either index-based and present little or no price risk, or are reservoir-dedicated, and present no obligation to deliver if production from these reservoirs ceases. Vastar can satisfy its existing natural gas delivery commitments from the gross natural gas production controlled by Vastar, including proprietary production, royalty gas, call rights on third party gas and gas obtained through joint operating agreements. Vastar's total proprietary natural gas production was 810 MMCFD in 1995. There have been no instances in the last three years in which Vastar was unable to meet its natural gas delivery commitments.

 Exploration and Drilling Activity

  The following table shows the number of wells drilled to completion by the
Company:

                                             YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------
                                 1995                  1994                  1993
                         --------------------- --------------------- ---------------------
                         U.S.(A) INTERNATIONAL U.S.(B) INTERNATIONAL U.S.(C) INTERNATIONAL
                         ------- ------------- ------- ------------- ------- -------------
Net productive
 exploratory wells
 drilled................    17          8         12          3         13          8
Net dry exploratory
 wells drilled..........    37         13         29          5         65         13
Net productive
 development wells
 drilled................   315         12        245         11        228         31
Net dry development
 wells drilled..........    30         --         27          1         21          2

--------
(a) Includes 15, 26, 133, and 23 wells, respectively, drilled by Vastar.
(b) Includes 11, 25, 89, and 11 wells, respectively, drilled by Vastar.
(c) Includes 11, 46, 90, and 11 wells, respectively, drilled by Vastar.

  The Company's current activities, as of December 31, 1995, were as follows:

                                                             U.S. INTERNATIONAL
                                                             ---- -------------
Gross wells in process of drilling (including wells
 temporarily suspended).....................................  43         7
Net wells in process of drilling (including wells
 temporarily suspended).....................................  27         4
Waterflood projects in process..............................   2        --
Pressure maintenance and waterflood operations..............  15         1

  The following table shows the approximate number of productive wells at December 31, 1995:

                                     OIL                      GAS
                         --------------------------- ---------------------
                         U.S.(A)(B) INTERNATIONAL(C) U.S.(D) INTERNATIONAL
                         ---------- ---------------- ------- -------------
Total gross productive
 wells..................   11,459         481         3,009       206
Total net productive
 wells..................    5,665         201         1,410        52

--------
(a) Includes approximately 1,511 gross and 277 net multiple completions for ARCO, of which there are 240 gross and 104 net multiple completions for Vastar.
(b) Includes approximately 1,339 gross and 656 net wells, respectively, attributable to Vastar.
(c) Includes approximately 85 gross and 39 net multiple completions.
(d) Includes approximately 2,336 gross and 1,141 net wells, respectively, attributable to Vastar.

  As of December 31, 1995, the Company's holdings of petroleum rights acreage (including options and exploration rights) were as follows (in thousands):

                                                        DEVELOPED   UNDEVELOPED
                                                         ACREAGE      ACREAGE
                                                       ----------- -------------
                                                        NET  GROSS  NET   GROSS
                                                       ----- ----- ------ ------
U.S.
  Alaska..............................................   206   368    747    985
  Lower 48(a)......................................... 1,281 2,243  2,773  4,066
                                                       ----- ----- ------ ------
    Total U.S......................................... 1,487 2,611  3,520  5,051
International.........................................   121   350 31,842 47,305
                                                       ----- ----- ------ ------
    Total............................................. 1,608 2,961 35,362 52,356
                                                       ===== ===== ====== ======

--------
(a) Includes 953,000 net developed acreage, 1,569,000 gross developed acreage, 2,578,000 net undeveloped acreage and 3,618,000 gross undeveloped acreage, respectively, held by Vastar.

 Alaska

  Approximately 64% of ARCO's worldwide petroleum liquids production came from ARCO's interests in Alaska, primarily in the Prudhoe Bay, Kuparuk River and the Greater Point McIntyre Area fields on the North Slope of Alaska. ARCO's net liquids production from Alaska in 1995 decreased to 413,600 barrels per day. ARCO's interests in Alaska included net proved reserves of 1,910 million barrels of oil equivalent at December 31, 1995.

  ARCO operates the eastern half of the Prudhoe Bay field and has a 21.78% working interest in the oil produced from the field, a 42.56% working interest in the condensate produced and, in 1995, a 40.6% working interest in the NGLs produced. ARCO's net petroleum liquids production from the Prudhoe Bay field averaged 226,600 barrels per day in 1995, compared to 236,600 barrels per day in 1994.

  ARCO is the sole operator of the Kuparuk River field and holds a 55.2% working interest in the field. Its share of production from the field was 140,700 net barrels per day of petroleum liquids during 1995, compared to 147,200 net barrels per day during 1994. During 1995, ARCO and its partners began a large scale enhanced oil recovery project. NGLs, obtained from the Prudhoe Bay field, are injected into existing wells in the Kuparuk field in order to recover additional barrels of oil and offset natural field decline. ARCO estimates that this project will result in an additional 190 million gross barrels (92 million net barrels to ARCO) of incremental oil from the Kuparuk River field.

  ARCO operates four of the five Greater Point McIntyre Area fields and holds working interests as follows: 30.1% in Point McIntyre, 40.0% in Lisburne, 50.0% in both West Beach and North Prudhoe Bay State. All five of the fields are produced through the Lisburne Production Facility, which ARCO operates. During 1995, liquids produced through the Lisburne Production Facility averaged 178,600 gross barrels per day, and 46,300 net barrels per day.

  All of ARCO's petroleum liquids shipped from the North Slope fields are transported to market through TAPS to terminal facilities at Valdez, and from there to West Coast locations by ARCO's ocean-going tankers.

 Lower 48

  During 1995, ARCO's consolidated Lower 48 operations had net production of 359 BCF of natural gas and 62 MMB of petroleum liquids as compared to 347 BCF and 62 MMB in 1994, respectively. Reserves were reduced by 3 MMB of oil equivalent, primarily due to production. Development and exploration activities replaced 98% of 1995 production on a barrel-of-oil-equivalent basis.

  The primary vehicle for ARCO's Lower 48 exploration and production operations is Vastar, of which ARCO owns 82.3%. Vastar, headquartered in Houston, Texas, is engaged in the exploration for and the development, production and marketing of natural gas and, to a lesser extent, crude oil in selected major producing basins in the Gulf of Mexico, the Gulf Coast, the San Juan Basin/Rockies and the Midcontinent areas. For additional information about Vastar, a copy of Vastar's 1995 Annual Report to Stockholders and 1995 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, Vastar Resources, Inc., 15375 Memorial Drive, Houston, Texas 77079. Vastar's telephone number is (713) 584-6000.

  ARCO's other Lower 48 operations accounted for reserves at December 31, 1995 of 577 MMB of oil equivalent, of which 86% were petroleum liquids. In 1995 net production from ARCO's other Lower 48 interests was 55 MMB of oil equivalent, down from 56 MMB in 1994, the result of natural field decline.

 International

  ARCO's international operations include both exploration and production. ARCO's 1995 international production of petroleum liquids averaged 66,800 barrels per day, and came primarily from Indonesia and the United Kingdom. Natural gas production averaged 557 MMCFD. The Pagerungan and the Offshore Northwest Java natural gas fields in Indonesia accounted for 48% of ARCO's 1995 international natural gas production. Natural gas production from the United Kingdom sector of the North Sea accounted for 48%.

  ARCO's net proved reserves from international interests at December 31, 1995 were 820 MMB of oil equivalent.

  ARCO's principal development activities in 1995 were conducted offshore China and the United Kingdom. Natural gas production from ARCO's Yacheng 13-1 field, situated in the South China Sea, began on January 1, 1996. This gross $1.1 billion project, developed with two partners, consists of two offshore production platforms, onshore receiving facilities, the world's second longest subsea pipeline, the 480-mile pipeline to Black Point, near Hong Kong, and a 60-mile pipeline to Sanya on Hainan Island. Of the ultimate production of more than 300 gross MMCFD, most will be sold to Castle Peak Power Company in Hong Kong, a joint venture between China Light and Power and Exxon. ARCO is the operator of, and has a 34.3% interest in, the Yacheng 13-1 field production.

  In 1995 ARCO began production from the Blenheim oil field, its first operated oil field in the United Kingdom, and from the Gawain gas field. ARCO began development of the Trent and Tyne gas fields and expects production to come onstream in late 1996.

  On February 15, 1996, ARCO announced the signing of an agreement with Sonatrach, the Algerian state oil company, to undertake a major enhanced oil recovery ("EOR") project in the Rhourde El Baguel Oil Field. The agreement provides for a $225 million bonus payment to Sonatrach, followed by an investment of over $1.3 billion in the project. Under the production sharing contract, ARCO will receive up to 49% of the project's annual production. ARCO believes its EOR efforts should yield over 500 million incremental barrels of crude oil equivalent over the 25-year life of the project and increase production rates from the current 25,000 barrels per day to a peak of 125,000 barrels per day sometime early in the next century.

WORLDWIDE COAL OPERATIONS

  ARCO has interests in six surface and underground coal mines in the western United States and in northeastern Australia.

  In the United States, ARCO owns and operates two surface mines in Wyoming's Powder River Basin, Black Thunder and Coal Creek, that produce low sulfur steam coal, and owns and operates West Elk, an underground mine in western Colorado that uses longwall technology to produce its low-sulfur, high-BTU steam coal. Total U.S. coal shipments for 1995 were 45.8 million tons of coal.

  During 1995, ARCO acquired 40 million tons of low sulfur coal reserves adjacent to the West Elk Mine.

  In Queensland, Australia, ARCO has interests in three mines in the Bowen
Basin: Curragh, Gordonstone and Blair Athol. ARCO operates and holds an effective 87% interest in Curragh, a surface mine that produces high-grade coking and steam coal. ARCO operates and has an 80% interest in Gordonstone, an underground mine that uses longwall technology to produce its high-grade coking and steam coal. ARCO holds a non-operating 31.4% interest in Blair Athol, a surface mine that produces steam coal. ARCO's net share of total shipments in 1995 from Australian operations was 11.8 million tons.

  As of December 31, 1995, ARCO had long-term contracts to supply U.S. utility companies with steam coal from its Black Thunder, Coal Creek and West Elk mines. These contracts have various termination dates with the longest contract extending to December 31, 2017. It is anticipated that these contracts will require approximately 85% of planned production from Black Thunder, Coal Creek and West Elk in 1996. Approximately 85% of planned 1996 production in Australia is committed under long-term arrangements. Future revenues from these contracts in the U.S. and Australia can be affected by periodic reopeners that adjust sales prices based on prevailing market conditions.

  In total, ARCO shipped 57.6 million tons of coal during 1995 and had 1,481 million tons of recoverable coal reserves as of December 31, 1995. Reference is made to Supplemental Information, Coal Operations on page 52 for further information concerning reserves and shipments of coal.

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

  The combined annual average operable crude distillation capacities of these two refineries, as measured pursuant to the standards of the American Petroleum Institute, are shown in the following table:

                                                         ANNUAL AVERAGE OPERABLE
                                                           CRUDE DISTILLATION
                                                                CAPACITY
                                                            (BARRELS PER DAY)
                                                         -----------------------
                                                          1995    1994    1993
                                                         ------- ------- -------
Los Angeles Refinery.................................... 237,000 237,000 237,000
Cherry Point Refinery................................... 185,000 185,000 181,000
                                                         ------- ------- -------
  Total................................................. 422,000 422,000 418,000
                                                         ======= ======= =======

  ARCO's crude oil refinery runs and petroleum products manufactured at its refining facilities were as follows:


                                                         YEARS ENDED DECEMBER 31,
                                                         -----------------------
                                                          1995    1994    1993
                                                         ------- ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Crude oil refinery runs................................. 438,800 408,300 425,800
                                                         ======= ======= =======
Petroleum products manufactured:
  Gasoline.............................................. 217,400 206,700 221,600
  Jet fuels............................................. 101,300  88,800  84,600
  Distillate fuels......................................  70,700  71,900  79,500
  Other (a).............................................  82,700  66,600  69,400
                                                         ------- ------- -------
    Total (b)........................................... 472,100 434,000 455,100
                                                         ======= ======= =======

--------
(a) Includes chemical products, petroleum coke (green and calcined) and feedstocks, sulfur, middle-of-barrel specialties and changes in unfinished stocks.
(b) Total manufactured petroleum products volumes exceed total crude oil runs as a result of the expansion of petroleum product through rearrangement of molecular structure and refinery blending of oxygenates.

  During 1996, ARCO notified Tosco Corporation that ARCO was not renewing the long-term crude oil supply agreement that expires in 1996. In addition, ARCO negotiated a decrease in the amount of gasoline it was required to take from Tosco's refinery for the last nine months of 1996.

  In connection with its refining operations, ARCO produces calcined coke, a refinery by-product, and operates electric cogeneration facilities.

  ARCO markets gasoline and other refined petroleum products to both consumers and resellers. Gasoline is marketed under the ARCO(R) trademark through independent dealers and distributors and directly to motorists at branded retail outlets located in Arizona, California, Nevada, Oregon and Washington. ARCO also sells gasoline to unbranded resellers. NGLs are sold directly to end-use customers and the Watson Cogeneration Facility, which is 51% owned by ARCO, and are also marketed through distributors. Jet fuels are sold directly to airlines and the United States Department of Defense. Calcined coke is sold to U.S. and international industrial consumers. Cargo and bulk sales of petroleum products are also made to commercial and industrial consumers, and certain products are marketed through other channels.

  As of December 31, 1995, there were 1,516 branded retail outlets, which included franchisee and Company-operated am/pm(R) convenience stores and SMOGPROS(R) Service Centers, and traditional service stations.

  Effective January 1, 1995, ARCO began selling reformulated gasolines that meet Environmental Protection Agency ("EPA") specifications. By June 1996, ARCO and the other California gasoline marketers will also be required to meet California Air Resources Board ("CARB") specifications standards for automobile gasolines available for retail sale in California. In order to meet the more stringent CARB standards with 100% of the gasoline produced at the Los Angeles Refinery, ARCO completed in 1995 the necessary modifications at the refinery. The cost to meet both EPA and CARB standards was approximately $500 million. As a result of these modifications, ARCO's gasoline production at the Los Angeles Refinery is expected to increase from an average of 140,000 barrels a day in 1995 to at least 150,000 barrels a day in 1996.

  Total U.S. and international refined petroleum product sales, which include insignificant sales to ARCO Chemical and Lyondell, for the periods indicated, were as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                         -----------------------
                                                          1995    1994    1993
                                                         ------- ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Petroleum product sales:
  U.S.:
    Gasoline............................................ 256,800 253,800 252,500
    Jet fuels........................................... 106,200  97,600  97,100
    Distillate fuels....................................  69,100  73,500  78,700
    Other(a)............................................  61,800  53,000  53,200
                                                         ------- ------- -------
      Total............................................. 493,900 477,900 481,500
  Brazil................................................     --      --   94,400
                                                         ------- ------- -------
      Total............................................. 493,900 477,900 575,900
                                                         ======= ======= =======

--------
(a) Includes heavy fuel oils, NGLs, calcined and green coke.

  Total petroleum product sales differ from total petroleum products manufactured due to the consumption of some products as refinery fuel, the exchange of products with other companies, change in inventory levels, and the purchase and resale of products not manufactured by ARCO.

TRANSPORTATION

  ARCO's transportation business includes ownership interests in pipelines in Alaska, ownership interests in and operations of pipelines and terminalling facilities in the Lower 48, and the operation of 10 ocean-going U.S. flag tankers.

  In Alaska, ARCO has a 21.3% weighted average undivided ownership interest in TAPS. TAPS consists of an 800-mile, 48-inch diameter pipeline system used to transport petroleum liquids from the North Slope of Alaska to the ice-free port of Valdez in south-central Alaska. In addition, ARCO owns approximately 21% of the stock of Alyeska Pipeline Service Company, which was established to design, construct, operate and maintain TAPS for the owners. ARCO's undivided interest in TAPS is proportionately consolidated for financial reporting purposes. TAPS 1995 total throughput averaged approximately 1,523,000 barrels per day.

  In the Lower 48, ARCO manages facilities for transportation and terminalling of petroleum liquids, refined petroleum products, petrochemicals and natural gas. In 1995 ARCO and Phillips Petroleum Company formed the Seaway Pipeline Company ("Seaway"), a joint venture. Seaway combines a crude oil pipeline that ARCO has operated between its Gulf of Mexico port at Texas City, Texas, and Cushing, Oklahoma, and Phillips' pipeline stretching from Freeport, Texas to Cushing. This combined pipeline system will have an ultimate capacity to move 800,000 barrels per day. ARCO has ownership interests in petroleum liquids pipeline systems that include gathering lines serving producing fields in California, Colorado, New Mexico, Oklahoma, Texas and Utah, and common carrier trunk lines extending from dock facilities and producing areas to refineries and terminals. These pipelines moved petrochemicals and refined petroleum products for all shippers (including ARCO) that properly tendered these materials for transportation. In the western United States, ARCO has interests in several other petroleum liquids and refined petroleum product pipelines and several natural gas pipeline systems. In addition, ARCO owns or leases and operates terminals that provide a variety of terminalling and transportation services both to third-party customers and ARCO.

INTERMEDIATE CHEMICALS AND SPECIALTY PRODUCTS

  The Company's Intermediate Chemicals and Specialty Products operation consists of the businesses owned by ARCO Chemical. ARCO currently owns 80,000,001 shares of common stock of ARCO Chemical, which represent 82.9% of the outstanding shares.

  ARCO Chemical is a leading international manufacturer and marketer of intermediate chemicals and specialty products used in a broad range of consumer goods. ARCO Chemical's core product is propylene oxide ("PO"), which it produces through two distinct process technologies based on indirect oxidation (peroxidation) processes that yield co-products. One process yields tertiary butyl alcohol ("TBA") as the co-product; the other process yields styrene monomer ("SM") as the co-product. The two technologies are mutually exclusive such that either a dedicated PO/TBA plant or a dedicated PO/SM plant must be built. ARCO Chemical's other major products include PO derivatives (which include polyols and propylene glycols ("PG")), TBA derivatives (which include methyl tertiary butyl ether ("MTBE") and ethyl tertiary butyl ether ("ETBE")), and SM derivatives (including polystyrenics). Beginning in 1995, ARCO Chemical has marketed toulene di-isocyanate ("TDI"), obtained under long-term supply agreements with Rhone-Poulenc. TDI and polyols are combined to manufacture polyurethanes.

  ARCO Chemical's principal chemical facilities are located in: Bayport, Texas (PO, TBA and various derivatives including PG); Channelview, Texas (PO, SM and various derivatives including polyols and MTBE); Monaca (Beaver Valley), Pennsylvania (SM derivatives); Rotterdam, Netherlands (PO, TBA and various derivatives including PG, propylene glycol ethers and MTBE); Fos-sur-Mer, France (PO, TBA and various derivatives including PG, polyols and MTBE); and a joint venture in Chiba, Japan (PO and SM). Other production facilities include polystyrenics at Painesville, Ohio and polyols at South Charleston and Institute, West Virginia, Rieme, Belgium, Kaohsiung, Taiwan, and Anyer, West Java, Indonesia. ARCO Chemical owns a majority equity interest in the second PO/SM plant at Channelview, Texas, completed in 1992. The two equity investors in the plant, which are limited partners, each take a substantial portion of the SM output of the plant through long-term processing agreements. In July 1995, ARCO Chemical announced the commencement of engineering studies for the construction of a new PO/SM plant at Rotterdam, scheduled for start-up in the year 2000, and to expand its Channelview, Texas plant capacity to produce more PO by early 1998. Final approval of these projects by ARCO Chemical's Board of Directors will be based on the results of the engineering studies, permitting approvals, and successful conclusion of certain commercial arrangements.

  The following table shows ARCO Chemical's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for PO, SM and certain key derivatives:

              PRODUCT                     U.S.           INTERNATIONAL
              -------                     ------          -------------
              PO                           2,335             1,335
              Polyols                        720               580
              PG                             565               345
              SM                           2,570               790
              MTBE--Bbls/day              30,000            28,500

  Capacities shown are the production capacities that, as of December 31, 1995, ARCO Chemical believes it can obtain based upon plant design and subject to certain onstream factors, product mix and other variable factors. Capacities shown include the full capacity of onstream joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time. In addition, ARCO Chemical currently has processing arrangements at a third party facility pursuant to which it has the capacity to produce an additional 12,000 barrels per day of MTBE or ETBE.

  The following table sets forth ARCO Chemical's key product volumes sold to and processed for customers for the periods indicated:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1995  1994  1993
                                                               ----- ----- -----
                                                                  (MILLIONS)
PO and derivatives (pounds)................................... 3,476 3,699 3,356
SM and derivatives (pounds)................................... 2,579 2,496 2,084
TBA and derivatives (gallons)................................. 1,140 1,004 1,164

  Total sales and other operating revenues for ARCO's intermediate chemicals and specialty products segment for the years ended December 31, 1995, 1994 and 1993 were $4,282 million, $3,423 million, and $3,192 million, respectively, including immaterial amounts for sales and services to Lyondell.

  In addition to raw material purchase agreements and product sales or processing agreements with unrelated third parties, ARCO Chemical has agreements with ARCO and Lyondell which provide for, among other things, the purchase, sale and processing of various products and feedstocks. ARCO Chemical sells MTBE at contract prices to ARCO for use in the production of the Company's reformulated gasolines. During 1991, ARCO and ARCO Chemical entered into long-term sales agreements providing for delivery of fixed quantities of MTBE. Lyondell provides to ARCO Chemical a portion of the feedstocks purchased by ARCO Chemical for use at its chemical manufacturing facilities in Texas. Lyondell also provides certain plant services at these facilities. ARCO Chemical in turn provides certain supplies and services to Lyondell. ARCO Chemical is also a party to certain service agreements and other arrangements with the Company and Lyondell.

  For additional information about ARCO Chemical, a copy of ARCO Chemical's 1995 Annual Report to Stockholders and 1995 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, ARCO Chemical Company, 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387. ARCO Chemical's telephone number is (610) 359-2000.

                          EQUITY INTEREST IN LYONDELL

  ARCO owns a 49.9% equity interest in Lyondell, which is accounted for on the equity method. Prior to 1989, Lyondell was a wholly owned subsidiary of ARCO. In August 1994, ARCO completed an offering of Exchangeable Notes due 1997 which can be exchanged at maturity into Lyondell Common Stock or, at ARCO's option, cash of an equal value. If ARCO elects to deliver shares of Lyondell Common Stock at maturity, ARCO's equity interest in Lyondell will be substantially reduced or eliminated. ARCO currently owns 39.9 million shares of Lyondell Common Stock. See Note 21 of Notes to Consolidated Financial Statements on page 48.

  Lyondell is a manufacturer and marketer of petrochemicals and, through its participation interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), of refined petroleum products. Lyondell manufactures a wide variety of petrochemicals, including olefins (ethylene, propylene, butadiene, butylenes and specialty products), polyolefins (polypropylene and high and low density polyethylene), methanol and MTBE. Lyondell's refining business is conducted through its approximately 90% participation interest in LCR, which operates a 265,000-barrel-per-day refinery in Houston, Texas (the "Houston Refinery"). LCR sells the majority of the gasoline, jet fuel and heating oil it produces to CITGO Petroleum Corporation ("CITGO"), which currently has an approximate 10% interest in LCR. LCR also produces fuel oil, aromatics and lubricants.

  For the year ended December 31, 1995, Lyondell recorded total revenues of approximately $321 million from sales to ARCO Chemical. Lyondell also provides certain plant services at ARCO Chemical's Texas facilities. ARCO Chemical in turn provides certain supplies and services to Lyondell. See "Downstream-- Intermediate Chemicals and Specialty Products."

  Lyondell historically purchased a portion of its crude oil, natural gas and NGLs requirements from ARCO. Lyondell currently purchases certain of these requirements from ARCO and Vastar at prices based on prevailing market prices. During 1995, Lyondell paid ARCO and its consolidated subsidiaries an aggregate of $28 million under these agreements, arrangements and transactions and received an aggregate of $325 million, principally from sales of product to ARCO Chemical.

  In July 1993, Lyondell entered into arrangements with CITGO and other affiliates of the Venezuelan National Oil Company, Petroleos de Venezuela, S.A. ("PDVSA") that, among other things, established LCR as the entity that owns and operates the Houston Refinery. LCR is undertaking a major upgrade project to create a world-class facility capable of refining very heavy grades of crude oil into valuable light products, including reformulated gasoline and low-sulfur diesel. The upgrade project is anticipated to be operational in early 1997. An affiliate of PDVSA, Lagoven, has entered into a 25-year supply agreement pursuant to which it supplies Venezuelan crude oil to LCR. CITGO has entered into a long-term agreement to purchase the Houston Refinery's gasoline, jet fuel, heating oil and low-sulfur diesel at market-based prices. Upon completion of the upgrade project, when it receives credit for its project-related contributions, CITGO's interest in LCR will increase to approximately 40%. CITGO also has a one-time option following completion of the upgrade to make an additional contribution to LCR in order to increase its interest up to 50%.

  For additional information about Lyondell, a copy of Lyondell's 1995 Annual Report to Stockholders and 1995 Annual Report on Form 10-K can be obtained by writing to Investor Relations, Lyondell Petrochemical Company, One Houston Center, 1221 McKinney Street, Houston, Texas 77010. Lyondell's telephone number is (713) 652-7200.

                                CAPITAL PROGRAM

  The Company's capital expenditures for additions to fixed assets (including dry hole costs) totaled approximately $1.7 billion in 1995 and are budgeted at $2 billion for 1996. In addition, 1995 capital expenditures included $0.7 billion for various investments, including LUKoil and Seaway. The levels of future capital expenditures may be affected by business conditions in the industry, particularly possible changes in prices of and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures.

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

  The Company ranked as the sixth largest U.S. based oil company based on revenues in the most recent Fortune 500 list of U.S. industrial companies.

                                HUMAN RESOURCES

  As of December 31, 1995, ARCO had approximately 22,000 full-time equivalent employees, of whom approximately 15% were represented by collective bargaining agents.

                           RESEARCH AND DEVELOPMENT

  ARCO engages in research for new and improved products and methods for operating its businesses principally at two facilities located at Newtown Square, Pennsylvania and Plano, Texas. Total research and development expenses were $104 million, $109 million and $109 million in 1995, 1994 and 1993, respectively.

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

  The Company's environmental remediation reserve of $658 million at December 31, 1995 covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. The Company has been named a potentially responsible party ("PRP") for 113 sites. The number of PRP sites in and of itself does not represent a relevant measure of liability, because the nature and extent of environmental concerns vary from site to site and the Company's share of responsibility varies from sole responsibility to very little responsibility. The Company reviews all of the PRP sites along with other sites as to which no claims have been asserted, in estimating the amount of accrual. The Company's future costs for these sites could exceed the amount reserved by as much as $700 million.

  Approximately 40% of the reserve relates to sites associated with the Company's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component relates to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites that received wastes from these facilities. The Company is also the subject of certain material legal proceedings described below under the caption "Material Environmental Litigation." The remainder relates to sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total reserve. Substantially all amounts reserved are expected to be paid out over the next five to six years.

 Clean Air

  The Federal Clean Air Act Amendments of 1990 (the "1990 Clean Air Act Amendments") and various state and local laws and regulations impose certain air quality requirements. Among other things, the 1990 Clean Air Act Amendments effectively require the manufacture and sale of reformulated and oxygenated gasolines in areas not meeting specified air quality standards. The EPA wintertime oxygenate gasoline program became effective in the fall of 1993. The EPA reformulated gasoline requirements became effective January 1, 1995 for the nine U.S. cities, including Los Angeles and San Diego, and other areas with the worst ozone pollution. The CARB's specifications for reformulated gasoline, which are stricter than the EPA requirements, become effective for retail sales on and after June 1, 1996. To comply with the EPA air quality requirements and CARB standards, in 1995 ARCO completed major modifications at its Los Angeles Refinery. The Company does not anticipate any material adverse effect upon its consolidated financial position as a result of compliance with such environmental laws and regulations.

  In 1993 the South Coast Air Quality Management District ("AQMD"), which sets air quality standards for a five county area of southern California, including Los Angeles County, adopted regulations requiring phased reductions of certain pollutants. By 2003 the Los Angeles Refinery will be required to achieve cumulative reductions from 1992 levels of oxides of nitrogen (NOx) of 63% and oxides of sulfur (SOx) of 83%. As part of the regulations, AQMD created a Regional Clean Air Incentives Market ("RECLAIM") program under which regulated firms can earn "credits" for achieving emission reductions below targeted levels. Those credits may then be bought and sold. The Los Angeles Refinery plans to achieve the requisite levels of emission reductions by a combination of reductions and acquisitions of credits, substantial amounts of which have already been purchased. The AQMD is currently considering modifications to the RECLAIM program, but nothing has yet been finalized.

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

  For the past three years, the Company's environment-related capital expenditures have averaged approximately $315 million per year. The Company anticipates environment-related capital expenditures of approximately $125 million and $140 million for 1996 and 1997, respectively. For the past three years, the Company's operating expenses for the remediation of previously contaminated properties either compelled or likely to be compelled in the foreseeable future by government or third parties have averaged approximately $140 million per year. Cash payments for site remediation have averaged
$145 million per year over the same period. The Company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For the past three years, the Company estimates that its operating expenses related to these ongoing costs have averaged approximately $250 million per year.

  In addition to the reserve for environmental remediation costs, the Company has also accrued, as of December 31, 1995, $882 million for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

 Material Environmental Litigation

  Pursuant to the authority provided under Superfund, the State of Montana has asserted claims against ARCO for compensation for damage to natural resources up to the maximum amount allowed by 42 United States Code Section 9607. These alleged damages, arising out of ARCO's or its predecessors' alleged activities, include restoration and compensable damages, assessment costs, and prejudgment interest. A lawsuit, styled Montana v. ARCO, ex rel., (Case No. CV-83-317-HLN-PGH) was filed on December 12, 1983, in the United States District Court for the District of Montana. In October 1995, ARCO received from the State a second revised demand for damages of $713.3 million for alleged injuries to natural resources resulting from mining and mineral processing operations. ARCO is contesting this demand. In addition, on October 17, 1994, The Confederated Salish and Kootenai Tribes of the Flathead Reservation ("Tribes"), filed a motion to intervene in Montana v. ARCO. Pursuant to this motion, the Tribes, as alleged trustees, have asserted claims against ARCO for alleged injury to and loss of natural resources located in the Clark Fork River Basin in southwest Montana. The Court has not yet ruled on the Tribes' motion.

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

  ARCO and its subsidiary, Atlantic Richfield Hanford Company ("ARHCO"), and several other companies who have served as government contractors at the Hanford Nuclear Reservation in south central Washington State are named as defendants in a consolidated complaint in the United States District Court for the Eastern District of Washington, titled In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). In October 1994, the Department of Energy determined that the government will indemnify ARCO and ARHCO for any judgment or settlement in the action pursuant to the contract between ARHCO and the Atomic Energy Commission and the provisions of the Price-Anderson Act.

  Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States and private plaintiffs against Exxon, Alyeska Pipeline Service Company ("Alyeska"), and Alyeska's owner companies (including ARCO, which owns approximately 21%). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies, on the other hand.

  On November 21, 1990, ARCO filed a complaint in Los Angeles County Superior Court, Atlantic Richfield Company v. AETNA Casualty and Surety Company of America, et al. (Case No. BC 015575), seeking recovery under numerous insurance policies in effect at times during past years for certain environmental expenses incurred by ARCO. The claims arise from the activities of ARCO and its predecessor companies, including Anaconda, at sites and locations throughout the United States. ARCO has settled with most of the insurance company defendants. ARCO expects that a trial against the remaining defendants will begin in 1996.

 Conclusion

  Environmental concerns, including the minimization and prevention of environmental contamination from ongoing operations, and the cost-effective remediations of existing contaminated sites, continue to be vital factors in the Company's future planning. See Note 14 of Notes to Consolidated Financial Statements on page 43, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

THE COMPANY

  On June 7, 1989, the City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corporation brought suit in the Supreme Court of the State of New York for the County of New York (Case No. 14365/89) against six alleged former lead pigment manufacturers or their successors (including ARCO as successor to International Smelting and Refining Company ("IS&R"), a former subsidiary of The Anaconda Company), and the Lead Industries Association ("LIA"), a trade association. Plaintiffs seek to recover damages in excess of $50 million including (i) past and future costs of abating lead-based paint from housing owned by New York City and the New York City Housing Authority; (ii) other costs associated with dealing with the presence of lead-based paint in that housing and privately owned housing; and
(iii) any amounts paid by the City or the Housing Authority to tenants because of injuries caused by the ingestion of lead-based paint. Plaintiffs also seek punitive damages and attorney fees. The trial court has dismissed all of plaintiffs' claims other than their fraud claim. Plaintiffs have appealed the dismissal of their claims for restitution and indemnification.

  On January 24, 1996, ARCO (as successor to IS&R) was added as a defendant to a class action suit pending in the United States District Court for the Southern District of New York, German, et al. v. Federal Home Loan Mortgage Corp., et al. (Case No. 93 Civ 6941) by plaintiff intervenors Naquan and Naiya Thomas, minors, and their mother and guardian Kaii Henry. The complaint in intervention names as defendants, in addition to ARCO, eight alleged former processors of lead pigment and lead paint, the LIA, the City of New York and its Housing Authority, and the owner of the building where plaintiffs reside. Plaintiffs seek on behalf of themselves, and a purported class of children under seven and pregnant women residing in dwellings in the City of New York containing or presumed to contain lead paint, injunctive relief from all defendants including orders to abate lead paint and to contribute to court-administered funds to pay for abatement and medical monitoring and treatment. The complaint alleges causes of action against the lead pigment defendants and the LIA for negligence, strict products liability, fraud and misrepresentation, breach of express and implied warranty, nuisance, conspiracy, concert of action, and enterprise and market share liability.

  On August 25, 1992, ARCO (as successor to IS&R) was added as a defendant to a purported class action suit pending in the Court of Common Pleas in Cuyahoga County (Cleveland), Ohio, Jackson, et al. v. The Glidden Company, et al. (Case No. 236835), which seeks on behalf of the three named plaintiffs, and all other persons similarly situated in the state of Ohio, money damages for injuries allegedly suffered from exposure to lead paint, punitive damages, and an order requiring defendants to remove and abate all lead paint applied to any building in Ohio. The suit names as defendants, in addition to ARCO, the LIA and 16 companies alleged to have participated in the manufacture and sale of lead pigments and paints and includes causes of action for strict product liability, negligence, breach of warranty, fraud, nuisance, restitution, negligent infliction of emotional distress, and enterprise, market share and alternative liability. The trial court dismissed the complaint. The Court of Appeals reversed and remanded the case to the Court of Common Pleas.

  On August 29, 1995, a purported class action was filed in the United States District Court for the Eastern District of Louisiana, Jefferson v. Lead Industries Association, Inc. (Case No. 95-2885), which seeks compensatory and punitive damages on behalf of the named plaintiff and all Louisiana parents of children who attained a blood lead level equal to or greater than 25 micrograms per deciliter before the age of six. The named defendants are ARCO (as successor to IS&R), the LIA, NL Industries, Inc., Sherwin-Williams Co., SCM Corporation, Glidden Co., and Fuller-O'Brien Corporation. The complaint states as theories of recovery strict liability, negligence, failure to warn, fraud, and breach of express and implied warranty. The complaint also asserts that the manufacturer of the lead pigment in any particular paint cannot be determined by chemical analysis or any other means, and that plaintiff, therefore, may rely upon market share and civil conspiracy to establish defendants' liability.

  In addition, the Company is a defendant in several lawsuits brought by individuals that allege injury from exposure to lead paint. Such cases, in the aggregate, are not material to the financial condition of the Company.

  On June 27, 1995, three former ARCO Alaska, Inc. employees filed an action in the Alaska Superior Court in Anchorage, titled Tesch, et al. v. ARCO Alaska, Inc. (Case No. 3AN-95-3320-CI), purporting to represent a class of all ARCO Alaska, Inc. employees classified as exempt from overtime pay requirements within the preceding three years. The plaintiffs claim that they and other exempt employees were not actually exempt under Alaska law from overtime pay and are entitled to pay for unpaid overtime and penalties in an unstated amount. Employees of Alyeska Pipeline Service Company ("Alyeska"), in which ARCO Transportation Alaska, Inc. owns approximately 21%, have filed two other purported class actions making similar claims against Alyeska.

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

  ARCO Chemical has discovered that certain organic waste material is situated in the soil and ground water at portions of its Monaca, Pennsylvania (Beaver Valley) plant. The Company commenced a feasibility study to determine the technology required to remedy the conditions at the plant. In 1994, ARCO Chemical entered into a Consent Order and Agreement (the "Consent Agreement") with the Pennsylvania Department of Environmental Resources ("PADER") pursuant to which ARCO Chemical and PADER agreed upon a work plan for testing and remedial process design with regard to the conditions at the plant. Under the terms of the Consent Agreement, ARCO Chemical paid civil penalties totaling $363,000 in 1994 and $63,000 in 1995. Under the terms of the Consent Agreement, ARCO Chemical must pay an additional penalty of $63,000 each year until the commencement of active remediation at the plant, after which the amount of such annual penalty shall be reduced based on the extent of remediation commenced at the plant. ARCO Chemical has an agreement with Beazer East, Inc., the successor to Koppers Inc. (the previous owner of the Beaver Valley plant), whereby Beazer East, Inc. agreed to pay for approximately 50% of the cost of the remediation.

  In January 1994, the CARB requested information regarding any failure by a terminal, within the period starting January 1, 1992 and ending December 31, 1993, to meet CARB's minimum additive injection standards for gasoline. CARB's regulations require monthly records at each terminal of the volume of each grade of gasoline, the volume of additive injected, and the minimum volume of additive required, as a way of monitoring compliance. Although some terminals' monthly records showed less than the minimum amount of additive injected during one month in 1992, the other terminals' monthly records demonstrated compliance with CARB's minimum additive injection rules. In May 1995, the Company negotiated a settlement with CARB for a total of $461,000.

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

  On October 11, 1995, Vastar, on behalf of, and with ARCO's knowledge and full cooperation, met with the United States Environmental Protection Agency ("EPA") to apprise the EPA of certain results obtained from Vastar's internal self-evaluation and audit program. The results conveyed to EPA concern the Prevention of Significant Deterioration ("PSD") permit program under the federal Clean Air Act at Vastar's Ignacio Blanco Fruitland ("IBF") coal degasification facilities. Through its self-evaluation and audit program, Vastar recently determined that a PSD permit may have been required for construction and operation of certain equipment at the IBF operations due to unanticipated levels of carbon monoxide emissions. Under federal law, EPA has the power to seek injunctive relief and civil penalties for violations of the federal Clean Air Act. Liability for failure to obtain a PSD permit under the Clean Air Act can be imposed without regard to willfulness or negligence. Vastar has sought the benefits of EPA's "Voluntary Environmental Self-Policing and Self-Disclosure Interim Policy Statement," which may allow Vastar to avoid any punitive penalties, although EPA may seek to recover what it considers to be the economic benefit of noncompliance. Vastar has advised ARCO that it believes that any ultimate liability resulting from the above-described issue will not have a material adverse effect on Vastar's financial position or results of operations or cash flows.

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

TAX MATTERS

  In 1994, the Internal Revenue Service issued a Notice of Deficiency for income tax relating to tax years 1983 through 1988. The aggregate amount of income tax asserted on the face of the Notice was $537 million plus interest. ARCO has paid to the Internal Revenue Service the amount of tax (and interest) that it believes is due under the Notice and timely filed a petition in the U.S. Tax Court challenging the balance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                               ----------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of Registrant as of February 26, 1996.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
Mike R. Bowlin, 53        Mr. Bowlin has been Chairman of the Board since July 1, 1995,
 Chairman of the Board,   Chief Executive Officer since July 1994, President of ARCO
 Chief Executive Officer  since June 1993 and a director since June 1992. He served as
 and President            Executive Vice President (June 1992-May 1993) and Senior Vice
                          President of ARCO (August 1985-June 1992), President of ARCO
                          International Oil and Gas Company (November 1987-June 1992),
                          President of ARCO Coal Company (August 1985-July 1987),
                          Senior Vice President of International Oil and Gas
                          Acquisitions (July 1987-November 1987), a Vice President
                          of ARCO (October 1984-July 1985) and a Vice President of
                          ARCO Oil and Gas Company (April 1981-December 1984).
                          He has been an officer of the Company since 1984.

Ronald J. Arnault, 52     Mr. Arnault has been an Executive Vice President of ARCO and
 Executive Vice           a director since October 1987. He is also ARCO's Chief Finan-
 President, Chief         cial Officer (June 1984-July 1990 and July 1992 to present).
 Financial Officer and    He was a Senior Vice President of ARCO (June 1980-October
 Director                 1987) and President of ARCO Solar Industries (January 1980-
                          June 1984). He has been an officer of the Company since 1977.

Anthony G. Fernandes, 50  Mr. Fernandes has been an Executive Vice President of ARCO
 Executive Vice           and a director since September 1994. He served as a Senior
 President and Director   Vice President of ARCO and President of ARCO Coal Company
                          (July 1990-September 1994), Vice President and Controller of
                          ARCO (July 1987-July 1990), a Vice President of ARCO Oil and
                          Gas Company (January 1985-July 1987) and a Vice President of
                          Anaconda Minerals (May 1981-January 1985). He has been an
                          officer of the Company since 1987.

William E. Wade, Jr., 53  Mr. Wade has been an Executive Vice President of ARCO and a
 Executive Vice           director since June 1993. He served as a Senior Vice Presi-
 President and Director   dent of ARCO (May 1987-May 1993), President of ARCO Oil and
                          Gas Company (October 1990-May 1993), President of ARCO
                          Alaska, Inc. (July 1987-July 1990), a Vice President of ARCO
                          (1985-1987) and a Vice President of ARCO Exploration Company
                          (1981-1985). He has been an officer of the Company since
                          1985.

H. L. Bilhartz, 49        Mr. Bilhartz has been a Senior Vice President of ARCO since
 Senior Vice President    July 1990 and President of ARCO Exploration and Production
                          Technology since June 1994. He served as President of ARCO
                          Alaska, Inc. (July 1990-May 1994), a Vice President of ARCO
                          (June 1987-July 1990), President of ARCO Coal Company (July
                          1987-July 1990), Vice President and Managing Director for
                          ARCO British Limited and ARCO Netherlands in London (1985-
                          1987), Vice President of Finance, Control and Planning of
                          ARCO International Oil and Gas Company (1984-1985) and
                          Vice President and District Manager for ARCO Oil and Gas
                          Company (1983-1984). He has been an officer of the
                          Company since 1987.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
John B. Cheatham IV, 47   Mr. Cheatham has been a Senior Vice President of ARCO and
 Senior Vice President    President of ARCO International Oil and Gas Company since De-
                          cember 1, 1995. He was Senior Vice President, Operations and
                          New Business Development (November 1993-November 1995)
                          and Senior Vice President, New Business Ventures (November
                          1992-November 1993) of ARCO International Oil and Gas
                          Company and Senior Vice President, Eastern District
                          (August 1991-November 1992) and Vice President, Southeastern
                          District (November 1989-August 1991) of ARCO Oil and Gas Com-
                          pany. He has been an officer of the Company since 1995.

E. Kent Damon, Jr., 53    Mr. Damon has been a Senior Vice President of ARCO since July
 Senior Vice President    1990 and President of ARCO Asia Pacific Ltd. since August
                          1993. He was Senior Vice President, Planning and Control
                          (July 1990-July 1993) and Vice President and Investment Offi-
                          cer of ARCO (August 1985-February 1991) and President and
                          Chief Investment Officer of ARCO Investment Management Com-
                          pany (December 1987-February 1991). He has been an officer of the Company since 1985.

Kenneth R. Dickerson, 60  Mr. Dickerson has been Senior Vice President, External
 Senior Vice President    Affairs of ARCO since July 1988. He served as Vice President and General Tax Officer (October 1985-June 1988) and Deputy
                          General Counsel--Resources of ARCO (September 1983-October
                          1985) and Associate General Counsel of ARCO Oil and Gas Com-
                          pany (September 1982-September 1983). He has been an officer of the Company since 1985.

Marlan W. Downey, 64      Mr. Downey has been a Senior Vice President of ARCO since
 Senior Vice President    June 1992. He served as President (June 1992-November 1995)
                          and a Senior Vice President (1990-1992) of ARCO International
                          Oil and Gas Company. He has been an officer of the Company since 1992.

Marie L. Knowles, 49      Mrs. Knowles has been a Senior Vice President of ARCO and
 Senior Vice President    President of ARCO Transportation Company since June 1993. She served as Vice President and Controller of ARCO (July 1990-
                          May 1993), Vice President of Finance, Control and Planning of
                          ARCO International Oil and Gas Company (July 1988-July 1990),
                          and Assistant Treasurer of Banking of ARCO (October 1986-July
                          1988). She has been an officer of the Company since 1990.

Stephen R. Mut, 45        Mr. Mut has been a Senior Vice President of ARCO and Presi-
 Senior Vice President    dent of ARCO Coal Company since September 1994. He was Senior
                          Vice President of Operations of ARCO International Oil and
                          Gas Company (1991-1994). He has been an officer of the Com-
                          pany since 1994.

William C. Rusnack, 51    Mr. Rusnack has been a Senior Vice President of ARCO since
 Senior Vice President    July 1990 and President of ARCO Products Company since June
                          1993. He was President of ARCO Transportation Company (July
                          1990-May 1993), Vice President, Corporate Planning of ARCO
                          (June 1987-July 1990) and Senior Vice President, Marketing
                          and Employee Relations of ARCO Oil and Gas Company (1985-
                          1987). He has been an officer of the Company since 1987.

  NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
        RICHFIELD                 FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
 J. Kenneth Thompson, 44  Mr. Thompson has been a Senior Vice President of ARCO and
  Senior Vice President   President of ARCO Alaska, Inc. since June 1994. He was a Vice
                          President of ARCO and a Vice President of ARCO Exploration
                          and Production Technology (June 1993-June 1994) and as Senior
                          Vice President, Western District of ARCO Oil and Gas Company
                          (January 1990-June 1993). He has been an officer of the Com-
                          pany since 1994.

 Thomas W. Velleca, 62    Mr. Velleca has been a Senior Vice President, Exploration of
  Senior Vice President   ARCO since September 1994. He was the Senior Vice President,
                          Exploration of ARCO International Oil and Gas Company (April
                          1993- September 1994). He retired from Shell Oil Company in
                          1987. He has been an officer of the Company since 1994.

 Bruce G. Whitmore, 51    Mr. Whitmore has been the Senior Vice President, General
  Senior Vice President,  Counsel and Corporate Secretary of ARCO since December 31,
  General Counsel and     1994. He served as Vice President and General Counsel of ARCO
  Corporate Secretary     Chemical Company (October 1990-December 1994) and as Associ-
                          ate General Counsel, Finance and Corporate Affairs of ARCO
                          (June 1986-September 1990). He has been an officer of the
                          Company since 1995.

 Allan L. Comstock, 52    Mr. Comstock has been a Vice President and Controller of ARCO
  Vice President and      since June 1993. He was a Vice President of ARCO Chemical
  Controller              Company (October 1989-June 1993) and General Auditor of ARCO
                          (November 1985-October 1989). He has been an officer of the
                          Company since 1993.

 Terry G. Dallas, 45      Mr. Dallas has been a Vice President of ARCO since June 1993
  Vice President and      and Treasurer since January 1994. He was Vice President, Cor-
  Treasurer               porate Planning (June 1993-January 1994) and Assistant
                          Treasurer, Corporate Finance of ARCO (1990-1993) and
                          Manager, Finance, Control and Planning, ARCO British,
                          Ltd. (1988-1990). He has been an officer of the Company
                          since 1993.

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

  Certain statements under this heading are summaries of provisions of the Restated Certificate of Incorporation of ARCO, dated June 27, 1994, and do not purport to be complete. The summaries make use of certain terms defined in the Certificate of Incorporation and are qualified in their entirety by reference thereto.

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

  The following is a summary of the capital stock of ARCO as of December 31, 1995.

                                                         SHARES      SHARES
                                                       AUTHORIZED  OUTSTANDING
                                                       ----------- -----------
      $3.00 Preference Stock..........................      78,089      66,376
      $2.80 Preference Stock..........................     833,776     731,055
      Preferred Stock.................................  75,000,000          --
      Common Stock.................................... 600,000,000 160,831,190*

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

  Prohibition of Greenmail. Article VII of the Certificate of Incorporation provides in general that any direct or indirect purchase by the Company of any of its voting stock (or rights to acquire voting stock) known to be beneficially owned by any person or group which holds more than 3% of a class of its voting stock and which has owned the securities being purchased for less than two years must be approved by the affirmative vote of at least 66 2/3% of the votes entitled to be cast by the holders of the voting stock. Such approval shall not be required with respect to any purchase by the Company of such securities made (i) at or below fair market value (based on average New York Stock

Exchange closing prices over the preceding 90 days) or (ii) as part of a Company tender offer or exchange offer made on the same terms to all holders of such securities and complying with the Securities Exchange Act of 1934 or
(iii) in a Public Transaction (as defined).

  Rights to Purchase Common Stock. On July 24, 1995, the Board of Directors of the Company declared a dividend of one common share purchase right (a "Right") for each outstanding share of Common Stock, par value $2.50 per share (the "Common Shares"), of the Company. The dividend was paid on August 18, 1995 to the stockholders of record on that date. Each Right entitled the registered holder to purchase from the Company one Common Share at a price of $400.00 per share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and First Chicago Trust Company of New York, as Rights Agent.

  The Rights will be evidenced by and will be transferred with the Common Share certificates until the Distribution Date. The Distribution Date is defined as the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights will be issued.

  The Rights are not exercisable until the Distribution Date. The Rights will expire on August 18, 2005 unless redeemed prior to that date by the Company. The Purchase Price payable, and the number of Common Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution.

  In the event that any person becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its affiliates and associates (which will thereafter be void), will have the right to receive, upon exercise of each Right, that number of Common Shares having a market value of two times the Purchase Price. If, after the Distribution Date, the Company is acquired in a merger or other business combination with, or 50% or more of its consolidated assets or earning power are sold to, the Acquiring Person, each holder of a Right will have the right to receive, upon exercise of each Right, that number of shares of common stock of the acquiring company with a market value of two times the Purchase Price.

  At any time after an Acquiring Person crosses the 15% threshold and prior to the acquisition by such person of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share per Right.

  The Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right prior to the acquisition by an Acquiring Person of 15% or more of the outstanding Common Shares. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that after any person becomes an Acquiring Person no such amendment may adversely affect the interests of the other holders of the Rights.

  Effective August 18, 1995, the Board of Directors ordered the redemption of outstanding Common Stock Purchase Rights issued to stockholders of record on June 9, 1986 (the "1986 Rights"). The redemption payment of $0.10 per 1986 Right was paid to stockholders of record on August 18, 1995.

  A copy of the Rights Agreement is filed as an exhibit hereto. This summary description of the Rights is qualified in its entirety by reference thereto.

                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                         1995                                  1994
                         -------------------------------------- -----------------------------------
                           4TH      3RD       2ND       1ST       4TH      3RD      2ND      1ST
                         -------- --------  -------- ---------- -------- -------- -------- --------
Common Stock:
 Market price per share
   High................. $115 3/8 $116 5/8  $117 7/8 $115 19/64 $108 3/4 $109 1/2 $104 1/2 $112 3/8
   Low.................. $104 1/4 $106 3/8  $109     $100 1/2   $ 97 5/8 $ 99 5/8 $ 92 1/2 $ 93 1/2
 Cash dividends per
  share................. $1.375   $1.475(1) $1.375   $1.375     $1.375   $1.375   $1.375   $1.375
$3.00 Cumulative Con-
 vertible Preference
 Stock:
 Market price per share
   High................. $745     $771      $778 1/2 $761 5/8   $717 1/2 $736     $697     $731
   Low.................. $744 1/2 $738      $765     $708       $675 3/4 $711     $648 1/2 $648 1/2
 Cash dividends per
  share................. $0.75    $0.75     $0.75    $0.75      $0.75    $0.75    $0.75    $0.75
$2.80 Cumulative Con-
 vertible Preference
 Stock:
 Market price per share
   High................. $274 1/2 $276      $280     $274       $259 3/4 $259 3/4 $247 1/4 $263 1/2
   Low.................. $249 1/8 $256      $266 3/4 $242       $234 1/2 $241     $226 1/2 $228
 Cash dividends per
  share................. $0.70    $0.70     $0.70    $0.70      $0.70    $0.70    $0.70    $0.70

  Prices in the foregoing table are from the New York Stock Exchange composite tape. On February 26, 1996 the high price per share was $114 1/8 and the low price per share was $111 3/4.

  As of December 31, 1995, the approximate number of holders of record of Common Stock of ARCO was 94,000. The principal markets in which ARCO's Common Stock is traded are listed on the cover page.

  The quarterly dividend rate for Common Stock was increased to $1.375 per share in January 1991. On January 22, 1996, a dividend of $1.375 per share was declared on Common Stock, payable on March 15, 1996 to stockholders of record on February 16, 1996. Future cash dividends will depend on earnings, financial conditions and other factors; however, the Company presently expects that dividends will continue to be paid.

ITEM  6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for ARCO:

                                              YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                     1995(1) 1994(2)(3) 1993(2) 1992(4) 1991(5)
                                     ------- ---------- ------- ------- -------
                                        (MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales and other operating revenues
 (including excise taxes)........... $17,337  $16,552   $18,487 $18,668 $18,191
Income before changes in accounting
 principles.........................   1,376      919       269   1,193     709
Net income..........................   1,376      919       269     801     709
Earned per share before changes in
 accounting principles..............    8.42     5.63      1.66    7.39    4.39
Earned per share....................    8.42     5.63      1.66    4.96    4.39
Cash dividends per common share.....    5.60     5.50      5.50    5.50    5.50
Total assets........................  23,999   24,563    23,894  24,256  24,492
Long-term debt and capital lease
 obligations........................   6,708    7,198     7,089   6,227   5,989

--------
(1) Dividends include a $0.10 per share redemption payment for Common Stock purchase rights.
(2) See Note 2 of Notes to Consolidated Financial Statements regarding unusual items on page 38.
(3) Includes after-tax gain of $273 million from issuance of stock by Vastar Resources, Inc.
(4) Includes a net after-tax benefit of $211 million related to a settlement with Iran, the recognition of a portion of the gain from the sale of Lyondell Petrochemical Company common stock, partially offset by a charge resulting from ARCO Chemical Company's withdrawal from a joint venture.
(5) Includes a net provision of $312 million after tax related to reorganization of Lower 48 oil and gas operations, companywide work force reduction, and the writedown of certain assets.

                                                                            ARCO

                    Management's discussion and analysis of
                 financial condition and results of operations

ARCO's operating results in 1995 were the highest since its record earnings in 1990. Operations benefited from higher ARCO Chemical Company earnings, higher crude oil prices, continued cost savings resulting from the restructurings ARCO undertook in 1993 and 1994, and higher earnings from ARCO's equity interest in Lyondell Petrochemical Company. These benefits were partially offset by lower refining and marketing margins and lower domestic natural gas prices. Cost savings totaled $330 million after tax, compared to the benchmark year of 1993.

Earnings from Operations


Millions                                    1995     1994     1993
                                          ------    -----    -----

Net income                                $1,376    $ 919    $ 269
Special items (benefit) charge               (45)     (40)     545
                                          ------    -----    -----
Operating results                         $1,331    $ 879    $ 814
                                          ======    =====    =====

Special items after tax


Millions                                    1995     1994     1993
                                          ------    -----    -----

Insurance settlements                     $   82    $  --    $  --
Restructuring charges                         --     (210)    (404)
Gain on issuance of subsidiary stock          --      273       --
Future environmental remediation             (30)     (48)     (52)
Deferred tax impact of rate change            --       --      (65)
Other, net                                    (7)      25      (24)
                                          ------    -----    -----
Total benefit (charge)                    $   45    $  40    $(545)
                                          ======    =====    =====

                                                                            ARCO

  The 1994 improvements resulted from approximately $250 million after tax in savings from ARCO's restructuring and related cost reduction program, higher earnings from its chemicals business and increased natural gas sales volumes. These improvements were partially offset by lower crude oil and natural gas prices and lower refining and marketing margins.

Results of Consolidated Operations


Revenues

Millions                                   1995       1994       1993
                                        -------    -------    -------

Sales and other operating revenues
Upstream                                $ 8,898    $ 8,632    $ 9,005
Downstream                               12,029     10,879     12,701
Intersegment eliminations                (3,590)    (2,959)    (3,219)
                                        -------    -------    -------
Total                                   $17,337    $16,552    $18,487
                                        =======    =======    =======

In 1995, increased operating revenues reflected higher prices and sales volumes for chemical and refined products, higher crude oil prices and increased sales volumes for coal. Decreased crude oil trading activity and lower domestic natural gas prices partially offset these increases.

  The sale of ARCO's Brazilian marketing operations in December 1993 reduced operating revenues in 1994. At the same time, lower crude oil prices and volumes and lower prices for refined products and natural gas were offset by increased crude oil trading and natural gas marketing activity, higher chemical prices and volumes, natural gas volumes, and excise taxes.

  Income from equity investments in both 1995 and 1994 increased primarily because of Lyondell Petrochemical Company's (Lyondell) higher earnings. ARCO has a 49.9% equity interest in Lyondell.

  The increase in other revenues in 1995 primarily reflected insurance settlements. Other revenues were lower in 1994 primarily because of asset sales in 1993.

Expenses

Millions                    1995     1994     1993
                          ------   ------   ------

Trade purchases           $6,116   $5,961   $7,360
Operating expenses         3,025    3,095    3,157
SG&A expenses              1,794    1,705    1,828
Exploration expenses         523      455      667

  In 1995, trade purchases increased as a result of higher chemical feedstock costs and crude oil prices, partially offset by decreased crude oil trading activity. The sale of ARCO's Brazilian marketing operations reduced trade purchases in 1994, while increased crude oil trading and natural gas marketing activity was offset by lower crude oil and natural gas prices.

  The 1995 operating expenses were lower in the following areas: domestic oil and gas -- lease operating and other support; refining and marketing -- maintenance, outside services and personnel; transportation -- maintenance; and insurance costs. The lower maintenance expense was related to the level of scheduled refinery turnarounds and required work on the Trans Alaska Pipeline in 1995. ARCO Chemical Company (ACC) tolling costs associated with toluene di-isocyanate sales, which began in 1995, partially offset the reductions.

  ARCO's 1994 operating expenses reflected reduced oil and gas lease operating and other support costs and refining and marketing maintenance and fuel costs. These reductions were partially offset by higher operating costs related to increased production volumes for coal operations and ARCO Chemical and by higher operating costs associated with the response to findings of regulatory and owner company reviews of the Trans Alaska Pipeline System.

  Increased sales volumes for ARCO Chemical and coal operations resulted in higher delivery costs that increased selling, general and administrative (SG&A) expenses in 1995. The sale of ARCO's Brazilian marketing operations and lower personnel costs in oil and gas operations resulted in reduced SG&A expenses in 1994.

                                                                            ARCO

  Higher exploration expenses in 1995 primarily reflected dry hole costs associated with South China Sea exploration, partially offset by decreased activity in Alaska. The decline in 1994 reflected reduced activity as part of ARCO's cost reduction program, particularly in Alaska and the Lower 48.

  Excise taxes increased in 1994 as a result of the full-year effect in 1994 of the fourth quarter 1993 increase in federal excise taxes and a mandatory assumption of the collection responsibility for excise taxes on diesel fuel.

  The reduction in taxes other than excise and income taxes in 1995 primarily reflected the absence of an accrual for certain tax issues recorded in 1994. The reduction in 1994 primarily reflected the sale of ARCO's Brazilian marketing operations.

  Personnel reductions associated with ARCO's cost reduction program were reported as unusual items in 1994. The 1993 reorganization of ARCO's Lower 48 oil and gas operations was reflected in unusual items and included $554 million before tax for writedowns for sale or other disposition of oil and gas properties and excess office space, in addition to charges for work force reductions.

Gain on Issuance of Stock by Vastar Resources, Inc.

In July 1994, Vastar Resources, Inc. (Vastar) consummated the sale of 17,250,000 shares of its common stock to the public at an initial offering price of $28 per share. Vastar was a wholly owned subsidiary of ARCO prior to the offering. ARCO realized an after-tax gain of $273 million as a result of the initial public offering by Vastar. At December 31, 1995, ARCO owned 80,000,001 shares of Vastar's common stock, which represented 82.3% of Vastar's outstanding common stock. Vastar's results are included in ARCO's Lower 48 results in the oil and gas segment.

3 PIE CHARTS SHOWING SEGMENT OPERATING RESULTS FOR 1993, 1994 AND 1995

Operating results (millions)


Segment                             1993     1994     1995
-------                             ----     ----     ----

Oil and Gas.....................     435      480      660
ARCO Chemical...................     239      265      460
Refining & Marketing............     387      275      200
Transportation..................     189      192      190
Lyondell........................      13      111      194
Coal............................      97       70       85

Income Taxes

The Company's effective tax rate was 31.6% in 1995, compared to 28.3% in 1994 and 51.6% in 1993. The higher effective tax rate in 1995 primarily reflected the effect of higher pretax income, without an increase in tax credits in 1995. The lower effective tax rate in 1994 reflected recognition of a foreign deferred tax asset, increased net foreign tax credits, a refund of paid foreign taxes and an increase in other tax credits, compared to 1993. The higher effective tax rate in 1993 reflected increased taxes on foreign income and the effect of the 1993 federal tax rate increase on deferred taxes.

Results of Segment Operations

Oil and Gas

Millions                                  1995      1994      1993
                                        ------    ------    ------

Net income                              $  683    $  405    $   45
Special items (benefit) charge             (23)       75       390
                                        ------    ------    ------
Operating results                       $  660    $  480    $  435
                                        ======    ======    ======

Special items after tax


Millions                                  1995      1994      1993
                                        ------    ------    ------

Restructuring charges                   $   --    $  (66)   $ (404)
Asset sales                                  9         6        82
Deferred tax impact of rate change          --        --       (40)
Asset impairment                           (12)       --        --
Tax-related and other, net                  26       (15)      (28)
                                        ------    ------    ------
Total benefit (charge)                  $   23    $  (75)   $ (390)
                                        ======    ======    ======

                                                                            ARCO

Average Crude Oil Sales Prices

Dollars/barrel                            1995      1994      1993
                                        ------    ------    ------

U.S., including Vastar                  $12.31    $10.44    $11.67
International                           $16.26    $15.16    $16.41

In 1995, earnings reflected the effect of higher crude oil prices, particularly on the West Coast, higher natural gas volumes and reduced operating expenses, partially offset by lower domestic natural gas prices and higher exploration expenses.

Average Natural Gas Sales Prices


Dollars/thousand cubic feet       1995    1994    1993
                                 -----   -----   -----

U.S., including Vastar           $1.35   $1.76   $1.93
International                    $2.56   $2.51   $2.69

  In 1994, lower exploration and operating expenses and higher natural gas volumes were partially offset by lower crude oil prices and volumes and lower natural gas prices.

Petroleum Liquids Production


Barrels/day -- net                 1995      1994      1993
                                -------   -------   -------

Prudhoe Bay                     226,600   236,600   250,800
Kuparuk River                   140,700   147,200   151,500
Point McIntyre Area              46,300    37,400    16,400
Lower 48, including Vastar      169,500   170,100   186,000
International                    66,800    72,800    79,700
                                -------   -------   -------
Total                           649,900   664,100   684,400
                                =======   =======   =======

  Worldwide petroleum liquids production decreased slightly in 1995 as a result of natural field declines. In Alaska, increased production from the Point McIntyre Area fields was more than offset by production declines in the Prudhoe Bay and Kuparuk River fields. Internationally, new production volumes from the Blenheim field in the United Kingdom were more than offset by production declines in Indonesia.

  In 1994, increased volumes resulting from the expanded gas handling system (GHX-2) at Prudhoe Bay and new volumes from the Point McIntyre field, which began production in October 1993, were more than offset by Lower 48 property divestitures and natural field declines in Alaska from the Prudhoe Bay and Kuparuk River fields.

Natural Gas Production


Million cubic feet/day -- net      1995   1994   1993
                                   ----   ----   ----

U.S., including Vastar              999    960    911
                                   ====   ====   ====
International
  United Kingdom                    265    286    278
  Indonesia                         270    206     25
  Other                              22     19     18
                                   ----   ----   ----
Total International                 557    511    321
                                   ====   ====   ====

  U.S. natural gas production growth in 1995 and 1994 came primarily from Vastar's fields in the Gulf of Mexico and the San Juan Basin.

  Production from Indonesian natural gas fields in 1995 grew as a result of greater contract takes by purchasers. Unseasonably warm weather in late 1995 contributed to the decline in United Kingdom natural gas sales. Production grew in 1994 as a result of the new Pagerungan and Offshore Northwest Java fields in Indonesia and a full year of production from the Orwell and Murdoch fields in the United Kingdom North Sea.

  In 1996, international natural gas production will be enhanced by the January 1 startup of the Yacheng 13-1 field in the South China Sea.

Coal


Millions                             1995    1994    1993
                                    -----   -----   -----

Net income                          $  75   $  70   $ 107
Special items (benefit) charge         10      --     (10)
                                    -----   -----   -----
Operating results                   $  85   $  70   $  97
                                    =====   =====   =====
Worldwide shipments (tons)           57.6    49.6    47.7

  Worldwide production increases and higher coking and export steam coal prices for Australian production were partially offset by lower U.S. prices in 1995. Earnings included a net charge of $10 million, primarily related to the impact of an Australian tax rate increase on deferred taxes.

  Revenues from increased volumes in 1994 were more than offset by lower international coal prices, the reopening to current market prices of a major

                                                                            ARCO

Refining and Marketing


Millions                     1995    1994    1993
                            -----   -----   -----

Net income                  $ 177   $ 195   $ 307
Special items charge           23      80      80
                            -----   -----   -----
Operating results           $ 200   $ 275   $ 387
                            =====   =====   =====

sales contract in the U.S. and unfavorable foreign exchange rate movements. The 1993 results included a benefit of approximately $10 million after tax associated with a change in an accrued estimated loss on the sale of an Australian coal mine.

  Higher crude oil costs more than offset increased sales prices and volumes and lower operating expenses in 1995. The 1994 results were negatively impacted by lower U.S. West Coast margins and the absence of earnings from Brazil, partially offset by reduced operating costs. The 1995 special items included charges related to terminating certain contractual agreements and future environmental remediation. The 1994 special items included charges related to personnel reductions and future environmental remediation. The 1993 special items primarily comprised litigation-related accruals, a loss associated with the sale of the Brazilian marketing subsidiaries and the effect of the increase in the federal tax rate on deferred taxes.

West Coast Petroleum Products Sales


Volumes (thousand barrels/day)       1995    1994    1993
                                    -----   -----   -----

Gasoline                            256.8   253.8   252.5
Jet                                 106.2    97.6    97.1
Distillate                           69.1    73.5    78.7
Other                                61.8    53.0    53.2
                                    -----   -----   -----
Total                               493.9   477.9   481.5
                                    =====   =====   =====

  ARCO's U.S. West Coast sales volumes increased 16,000 barrels per day in 1995 after a small decline in 1994. Jet fuel and gasoline sales volumes increased in 1995 because of an increase in refining capacity resulting from modifications and debottlenecking projects necessary to make reformulated gasolines.

Transportation


Millions                             1995     1994    1993
                                    -----    -----   -----

Net income                          $ 193    $ 172   $ 189
Special items (benefit) charge         (3)      20      --
                                    -----    -----   -----
Operating results                   $ 190    $ 192   $ 189
                                    =====    =====   =====

  The 1995 results reflected increased volumes and earnings from the commercial pipeline and terminal businesses in the Lower 48 nearly offsetting declines in earnings from the Trans Alaska Pipeline. The 1994 results included net charges of approximately $20 million after tax related to personnel reductions, a loss on the sale of Midcontinent product pipelines, and costs associated with the Southern California earthquake, partially offset by a tax credit.

Intermediate Chemicals and Specialty Products


Millions                      1995    1994    1993
                             -----   -----   -----

ARCO Chemical
  Net income (reported)      $ 508   $ 269   $ 214
  ARCO's share*                460     265     239

* Reflects ARCO's share of ACC net income after segment adjustments, primarily for net interest expense and minority interest.

  ARCO Chemical's earnings in 1995 reflected higher margins for propylene oxide
(PO) and its derivatives and styrene monomer (SM). Both prices and margins for SM decreased in the second half of 1995. 1994 net income was higher, primarily as a result of higher sales volumes in PO and derivatives and SM, and higher SM margins, partially offset by the effects of a weaker methyl tertiary butyl ether market.

  ARCO Chemical reported that its 1994 results included an after-tax charge of $19 million for corporate restructuring and a $12 million benefit from insurance proceeds. ARCO Chemical's reported net income in 1993 included a $10 million after-tax loss on early debt retirement and net benefits of $20 million from lower income taxes.

                                                                            ARCO

Lyondell Petrochemical Company


Millions                    1995    1994    1993
                           -----   -----   -----

Net income (reported)      $ 389   $ 223   $  26
ARCO's share                 194     111      13

  Lyondell's results in 1995 benefited from higher olefins margins and increases in its polymers business following the acquisition of additional capacity in 1995 and strong aromatics performance at LYONDELL-CITGO refinery. The strong performance in the petrochemical and polymers markets in the first nine months of 1995 was followed by a sharp market decline in the latter part of the year. Lyondell's results in 1994 reflected improved olefins and methanol margins and increased olefins sales volumes. This more than offset lower earnings from Lyondell's approximately 90% participation interest in LYONDELL-CITGO Refining Company Ltd., which was affected by poor industry conditions as well as downtime for major maintenance turnarounds in the fourth quarter.

Unallocated Expenses and Other


Millions                            1995    1994     1993
                                    ----    ----    -----
Unallocated net benefit (expense)    $94    $(57)   $(140)

  Insurance settlements, the absence of 1994 personnel reduction charges and the 1994 money market loss reimbursement, and lower insurance and corporate staff expense resulted in the net after-tax benefit in 1995. Reductions in corporate staff expense, increased foreign tax credits and a tax refund resulted in lower unallocated expenses in 1994, compared to 1993. In addition, increased interest income on short-term investments was more than offset by reimbursement of money market losses in certain employee benefit plans and charges for personnel reductions at ARCO's corporate headquarters.

2 PIE CHARTS SHOWING 1995 CASH INFLOWS AND 1995 CASH OUTFLOWS

1995 Cash Inflows (Millions)

Operations                                 $2,919
Short-term Investments                      1,500
Other                                         244

1995 Cash Outflows (Millions)

Additions to fixed assets                  $1,699
Long-term debt                              1,138
Dividends                                     902
Short-term debt                               293
Investment in LUKoil convertible bonds        252
Other                                         235

Financial Position and Liquidity

Cash and cash equivalents and short-term investments totaled $3.1 billion at year-end 1995 and short-term borrowings were $1.2 billion. Working capital was $400 million lower at the end of 1995, primarily reflecting a decrease in short-term investments, partially offset by an increase in accounts receivable and a decrease in long-term debt due within one year and short-term borrowings. At December 31, 1995, ARCO had unused committed bank credit facilities totaling $3.2 billion and ARCO Chemical had an unused bank credit facility totaling $300 million, while Vastar had utilized $610 million under its $1.1 billion revolving credit facility with an effective interest rate of 6.9% during the year.

  ARCO's 1996 capital spending program includes $2.0 billion for additions to fixed assets. Future capital expenditures remain subject to business conditions affecting the industry, particularly changes in price and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures.

  It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.

                                                                            ARCO

Environmental Matters

ARCO is subject to federal, state and local environmental laws and regulations that require the Company to remove or mitigate the effect on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites. ARCO is currently participating in environmental assessments and cleanups at numerous sites under these laws and may in the future be involved in additional environmental assessments and cleanups.

Environmental Reserves


Millions                     1995     1994     1993
                            -----    -----    -----

Beginning balance           $ 670    $ 648    $ 682
Charges                       101      138      172
Payments                     (113)    (116)    (206)
                            -----    -----    -----
Ending balance              $ 658    $ 670    $ 648
                            =====    =====    =====

  The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs (such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites), it is possible that actual costs could exceed the amount accrued by as much as $700 million. See Note 14 to Consolidated Financial Statements regarding environmental matters.

  In addition to the provision for environmental remediation costs, $882 million has been accrued for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

Risk Management

To minimize the effects of interest rate and foreign currency fluctuations, ARCO enters into the following transactions using derivatives: 1) foreign currency forward, option and swap contracts; 2) interest rate swaps; and 3) financial futures contracts and OTC Treasury options which are limited to investment portfolio hedging, alteration of portfolio duration and changing asset mix.

  ARCO and its subsidiaries also engage in hedging strategies involving forward and futures contracts, swaps and options to hedge part of its natural gas and crude oil production and to minimize the effects of commodity price fluctuations. Vastar has entered into a series of commodity swaps covering approximately 35% of its natural gas production for January through December 1996 at an average price of $1.85 per Mcf (on a Henry Hub basis).

  The Company uses simple, non-leveraged derivative instruments that are placed with major institutions whose creditworthiness is continually monitored. Risk management strategies are reviewed and approved by senior management before being implemented. Policy controls limit the maximum amount of positions that can be taken in any given instrument.

Effects of Inflation

While the annual rate of inflation remained moderate during the three-year period ended December 31, 1995, ARCO continued to experience certain inflationary effects. ARCO will achieve some benefits by using

                                                                            ARCO

current, inflated dollars to satisfy its debt obligations and other monetary liabilities, because the Company's monetary assets are less than its monetary liabilities at December 31, 1995.

  In addition, ARCO estimates that the replacement cost of its property, plant, equipment and inventory is greater than the historical cost reflected in the financial statements.

Statement of Financial Accounting Standards Not Yet Adopted

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value- based method of accounting had been applied. ARCO is evaluating the provisions of SFAS No. 123, but has not yet determined whether it will continue to follow the provisions of APB No. 25 or change to the fair value-based method of SFAS No. 123.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

 SCHEDULE
   NO.                                                                    PAGE
   ---                                                                    ----
         Report of Independent Accountants..............................   34
         Financial Statements:
          Consolidated Statement of Income and Retained Earnings........   35
          Consolidated Balance Sheet....................................   36
          Consolidated Statement of Cash Flows..........................   37
          Notes to Consolidated Financial Statements....................   38
          Supplemental Information......................................   50
         Supporting Financial Statement Schedule Covered by the
          Foregoing Report of Independent Accountants:
    II    Valuation and Qualifying Accounts.............................   59

  Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  Financial statements with respect to unconsolidated subsidiaries and 50% owned companies are omitted per Rule 3-09(a) of Regulation S-X.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Atlantic Richfield Company

  We have audited the accompanying consolidated balance sheets of Atlantic Richfield Company as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995 and the related financial statement schedule listed in the index on page 33 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Richfield Company as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 12, 1996

                                                                            ARCO

            Consolidated Statement of Income and Retained Earnings

                                                          For the year ended December 31,
Millions, except per share amounts                          1995       1994       1993
                                                           -------    -------    -------

REVENUES
Sales and other operating revenues (including
  excise taxes)                                            $17,337    $16,552    $18,487
Income from equity investments                                 243        141         40
Interest                                                       212        201        164
Other revenues                                                 465        305        492
                                                           -------    -------    -------
Total revenues                                              18,257     17,199     19,183
                                                           -------    -------    -------

EXPENSES
Trade purchases                                              6,116      5,961      7,360
Operating expenses                                           3,025      3,095      3,157
Selling, general and administrative expenses                 1,794      1,705      1,828
Depreciation, depletion and amortization                     1,641      1,671      1,718
Exploration expenses (including undeveloped lease
  amortization)                                                523        455        667
Excise taxes                                                 1,518      1,517      1,298
Taxes other than excise and income taxes                       717        780      1,147
Interest                                                       750        759        715
Unusual items                                                   --        347        659
                                                           -------    -------    -------
Total expenses                                              16,084     16,290     18,549
                                                           -------    -------    -------

Income before gain on issuance of stock by subsidiary        2,173        909        634
Gain on issuance of stock by subsidiary                         --        459         --
                                                           -------    -------    -------
Income before income taxes and minority interest             2,173      1,368        634
Provision for taxes on income                                  687        387        327
Minority interest in earnings of subsidiaries                  110         62         38
                                                           -------    -------    -------
Net income                                                 $ 1,376    $   919    $   269
                                                           =======    =======    =======
EARNED PER SHARE
Net income per share                                         $8.42      $5.63      $1.66
                                                           =======    =======    =======
RETAINED EARNINGS
Balance, January 1                                         $ 5,342    $ 5,308    $ 5,918
Net income                                                   1,376        919        269
Cash dividends:
  Preference stocks                                             (2)        (3)        (3)
  Common stock                                                (900)      (882)      (876)
                                                           -------    -------    -------
Balance, December 31                                       $ 5,816    $ 5,342    $ 5,308
                                                           =======    =======    =======

See Notes on pages 38 through 49.

                                                                            ARCO

                          Consolidated Balance Sheet

                                                                    December 31,
Millions                                                           1995       1994
                                                                 -------    -------

ASSETS
Current assets:
 Cash and cash equivalents                                       $ 1,537    $ 1,394
 Short-term investments                                            1,569      2,991
 Accounts receivable                                               1,684      1,446
 Inventories                                                         877        797
 Prepaid expenses and other current assets                           221        185
                                                                 -------    -------
 Total current assets                                              5,888      6,813
                                                                 -------    -------

Investments and long-term receivables:
 Investments accounted for on the equity method                      711        348
 Other investments and long-term receivables                         550        297
                                                                 -------    -------
                                                                   1,261        645
                                                                 -------    -------
Fixed assets:
 Property, plant and equipment                                    32,544     32,248
 Less accumulated depreciation, depletion and amortization        17,189     16,526
                                                                 -------    -------
                                                                  15,355     15,722
Deferred charges and other assets                                  1,495      1,383
                                                                 -------    -------
Total assets                                                     $23,999    $24,563
                                                                 =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                   $ 1,174    $ 1,478
 Accounts payable                                                  1,145        986
 Long-term debt due within one year                                  184        630
 Taxes payable, including excise taxes                               303        253
 Accrued interest                                                    153        183
 Other                                                             1,004        958
                                                                 -------    -------
 Total current liabilities                                         3,963      4,488
                                                                 -------    -------

Long-term debt                                                     6,708      7,198
Deferred income taxes                                              2,637      2,721
Other deferred liabilities and credits                             3,456      3,471
Minority interest                                                    477        407
Stockholders' equity:
 Preference stocks                                                     1          1
 Common stock, $2.50 par value;
  shares issued 160,879,765 (1995), 160,800,137 (1994)
  shares outstanding 160,831,190 (1995), 160,753,966 (1994)          402        402
 Capital in excess of par value of stock                             632        647
 Retained earnings                                                 5,816      5,342
 Pension liability adjustment                                        (60)       (20)
 Foreign currency translation                                        (17)       (51)
 Net unrealized loss on investments                                  (11)       (38)
 Treasury stock, at cost                                              (5)        (5)
                                                                 -------    -------
Total stockholders' equity                                         6,758      6,278
                                                                 -------    -------

Total liabilities and stockholders' equity                       $23,999    $24,563
                                                                 =======    =======

The Company follows the successful efforts method of accounting for oil and gas producing activities.

See Notes on pages 38 through 49.

                                                                            ARCO

                     Consolidated Statement of Cash Flows

                                                                    For the year ended December 31,
Millions                                                              1995        1994       1993
                                                                    -------     -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 1,376      $  919     $  269
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                        1,641       1,671      1,718
      Dry hole expense and undeveloped leasehold
        amortization                                                    317         251        419
      Minority interest in earnings of subsidiaries                     110          62         38
      Net gain on asset sales                                           (16)         (3)      (204)
      Gain on issuance of stock by subsidiary                            --        (459)        --
      Income from equity investments                                   (243)       (141)       (40)
      Dividends from equity investments                                  89          71         97
      Noncash provisions greater (less) than cash
        payments                                                       (183)         88(a)     513(a)
      Deferred income taxes                                              26         118       (157)
      Changes in accounts receivable, inventories
        and accounts payable                                           (155)       (169)        55
      Changes in other working capital accounts                         (49)       (287)        53
      Other                                                               6         (24)         1
                                                                    -------     -------    -------
  Net cash provided by operating activities                           2,919       2,097      2,762
                                                                    -------     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, including dry hole
    costs                                                            (1,699)     (1,658)    (2,070)
  Net cash provided (used) by short-term
    investments                                                       1,500        (768)      (789)
  Investment in LUKoil convertible bonds                               (252)         --         --
  Proceeds from asset sales                                              66         167        582
  Investments and long-term receivables                                 (73)        (79)        (6)
  Other                                                                 (92)        169         46
                                                                    -------     -------    -------
  Net cash used by investing activities                                (550)     (2,169)    (2,237)
                                                                    -------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                       (1,138)       (796)      (886)
  Proceeds from issuance of long-term debt                              178       1,275      1,255
  Proceeds from issuance of stock by subsidiary                          --         453         --
  Net cash provided (used) by notes payable                            (293)        (69)        30
  Dividends paid                                                       (902)       (885)      (879)
  Treasury stock purchases                                              (39)         --         --
  Treasury stock contributed to benefit plans                            --          56         81
  Other                                                                 (31)        (36)       (27)
                                                                    -------     -------    -------
  Net cash used by financing activities                              (2,225)         (2)      (426)
                                                                    -------     -------    -------
  Effect of exchange rate changes on cash                                (1)         10        (55)
                                                                    -------     -------    -------
  Net increase (decrease) in cash and cash
    equivalents                                                         143         (64)        44
  Cash and cash equivalents at beginning of year                      1,394       1,458      1,414
                                                                    -------     -------    -------
  Cash and cash equivalents at end of year                          $ 1,537     $ 1,394    $ 1,458
                                                                    =======     =======    =======

(a) Includes noncash unusual items of $347 and $659 in 1994 and 1993, respectively.

See Notes on pages 38 through 49.

                                                                            ARCO

                  Notes to Consolidated Financial Statements

Note 1 Accounting Policies

ARCO's accounting policies conform to generally accepted accounting principles, including the "successful efforts" method of accounting for oil and gas producing activities.

Principles of Consolidation

  The consolidated financial statements include the accounts of all subsidiaries, ventures and partnerships in which a controlling interest is held, including at December 31, 1995, ARCO Chemical Company (ACC), of which ARCO owned 82.9% of the outstanding shares, and Vastar Resources, Inc. (Vastar), of which ARCO owned 82.3% of the outstanding shares. ARCO also consolidates its interests in undivided interest pipeline companies and in oil and gas and coal mining joint ventures. ARCO uses the equity method of accounting for companies where its ownership is between 20% and 50% and for other ventures and partnerships in which less than a controlling interest is held.

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

Dismantlement, Restoration and Reclamation Costs

  The estimated costs, net of salvage value, of dismantling facilities or projects with limited lives or that are required to be dismantled by contract, regulation or law, and the estimated costs of restoration and reclamation associated with oil and gas and mining operations are accrued during production and classified as a long-term liability. Such costs are taken into account in determining the cost of production in all operations, except oil and gas production, in which case such costs are considered in determining depreciation, depletion and amortization.

Environmental Remediation

  Environmental remediation costs are accrued as operating expenses based on the estimated timing and extent of remedial actions required by applicable governmental authorities and the amount of ARCO's liability in consideration of the liability and financial wherewithal of other responsible parties. Estimated liabilities are not discounted to present value.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Of the $347 million, approximately $155 million related to severance and other ancillary costs that will be paid from Company funds through 1996. Approximately $110 million related to enhanced pension benefits that will be paid from the assets of qualified pension plans, not from Company funds. An additional $60 million related to enhanced non-qualified pension benefits and postretirement benefits other than pensions which are currently unfunded. These benefits will be paid after retirement and over the remaining lives of the recipients; as such, it will not be practical to track the actual payments of these benefits.

                                                                            ARCO

  In 1993, ARCO announced a reorganization of its Lower 48 oil and gas operations. ARCO provided as unusual items a pretax charge of $659 million, of which $554 million related to the writedown for sale or other disposition of oil and gas properties and excess office space. In addition, amounts of $65 million, $35 million, and $5 million, respectively, were accrued for severance and ancillary costs, enhanced qualified pension benefits, and enhanced non-qualified pension benefits related to the elimination of approximately 1,300 positions.

  Through December 31, 1995, approximately 3,700 employees have been terminated under the two programs. Approximately $170 million of severance and ancillary benefits have been paid and charged against the accruals. Payments do not necessarily correlate with the number of terminations due to the ability of employees to defer receipt of certain payments.

Note 3 Accounting Changes

In the fourth quarter of 1995, ARCO adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires the review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adopting SFAS No. 121 resulted in a charge of $12 million after tax to 1995 net income.

  Effective January 1, 1994, ARCO adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments to be carried at fair value, unless they are considered held-to-maturity securities. The effect of adopting SFAS No. 115 had no impact on 1994 net income.

Note 4 Public Offering of Vastar Common Stock

In September 1993, ARCO established Vastar, a wholly owned subsidiary of ARCO. Effective October 1, 1993, ARCO conveyed to Vastar beneficial title to certain producing properties together with certain developed and undeveloped acreage. Vastar is primarily engaged in the exploration for and the development, production and marketing of natural gas.

  In July 1994, Vastar completed an initial public offering of 17,250,000 shares of its common stock at $28 per share. ARCO recognized an after-tax gain of $273 million from this transaction.

Note 5 Segment Information

ARCO operates primarily in the Resources (upstream) and Products (downstream) segments. The Resources segment includes worldwide oil and gas operations, which comprise the exploration, development and production of petroleum, including petroleum liquids (crude oil, condensate and natural gas liquids) and natural gas; the purchase and sale of petroleum liquids and natural gas; and the mining and sale of coal. The Products segment includes the refining and transportation of petroleum and petroleum products primarily from the North Slope of Alaska; the marketing of petroleum products in the West Coast region of the United States; and the worldwide manufacture and sale of intermediate chemicals and specialty products, including propylene oxide and derivatives, styrene monomer, and methyl tertiary butyl ether.

 Segment information for the years ended December 31 was as follows:


Millions                                               1995           1994      1993
                                                      ------        -------    -------

SALES AND OTHER OPERATING REVENUES
Resources:
  Oil and gas                                        $ 8,136        $ 7,969    $ 8,357
  Coal                                                   762            663        648
Products:
  Refining and marketing                               6,898          6,529      8,603
  Transportation                                         821            897        878
  Intermediate chemicals and specialty products        4,282          3,423      3,192
Other                                                     28             30         28
Elimination of intersegment amounts                   (3,590)        (2,959)    (3,219)
                                                     -------        -------    -------
Total                                                $17,337        $16,552    $18,487
                                                     =======        =======    =======

  Intersegment sales were made at prices approximating current market values. Intersegment sales included in sales and other operating revenues were as follows:


Millions                                                  1995       1994       1993
                                                        -------    -------    -------
Resources:
  Oil and gas                                            $2,909     $2,338     $2,592
Products:
  Refining and marketing                                     21         21         19
  Transportation                                            438        416        385
  Intermediate chemicals and specialty products             195        154        195
Other                                                        27         30         28
                                                         ------     ------     ------
Total                                                    $3,590     $2,959     $3,219
                                                         ======     ======     ======

                                                                            ARCO

Millions                                                  1995      1994       1993
                                                        -------    -------    -------

PRETAX SEGMENT EARNINGS
Resources:
  Oil and gas                                           $ 1,061    $   608    $   114
  Coal                                                      105         95        160
Products:
  Refining and marketing                                    285        303        569
  Transportation                                            297        239        327
  Intermediate chemicals and specialty products             838        502        412
Equity in earnings from Lyondell                            194        111         13
Gain on issuance of stock by subsidiary                      --        459         --
Unallocated expenses and other                              143       (190)      (246)
Interest                                                   (750)      (759)      (715)
Income taxes                                               (687)      (387)      (327)
Minority interest                                          (110)       (62)       (38)
                                                        -------    -------    -------
Net income                                              $ 1,376    $   919    $   269
                                                        =======    =======    =======

Millions                                                  1995       1994       1993
                                                        -------    -------    -------

AFTER-TAX SEGMENT EARNINGS
Resources:
  Oil and gas(a)                                        $   683    $   405    $    45
  Coal                                                       75         70        107
Products:
  Refining and marketing                                    177        195        307
  Transportation                                            193        172        189
  Intermediate chemicals and specialty products(a)          460        265        239
Equity in earnings from Lyondell                            194        111         13
Gain on issuance of stock by subsidiary                      --        273         --
Unallocated expenses and other                               94        (57)      (140)
Interest                                                   (500)      (515)      (491)
                                                        -------    -------    -------
Net income                                              $ 1,376    $   919    $   269
                                                        =======    =======    =======

(a) Net of minority interest.

Millions                                                  1995       1994       1993
                                                        -------    -------    -------

TOTAL ASSETS
Resources:
  Oil and gas                                           $ 9,127    $ 9,192    $ 9,349
  Coal                                                    1,330      1,381      1,320
Products:
  Refining and marketing                                  2,901      2,841      2,789
  Transportation                                          2,074      2,046      2,145
  Intermediate chemicals and specialty products           4,135      3,737      3,502
Other                                                     4,432      5,366      4,789
                                                        -------    -------    -------
Total                                                   $23,999    $24,563    $23,894
                                                        =======    =======    =======
ADDITIONS TO FIXED ASSETS
Resources:
  Oil and gas                                           $ 1,179    $   989    $ 1,383
  Coal                                                       43         57         94
Products:
  Refining and marketing                                    207        376        345
  Transportation                                             64         48         59
  Intermediate chemicals and specialty products             195        186        181
Other                                                        11          2          8
                                                        -------    -------    -------
Total                                                   $ 1,699    $ 1,658    $ 2,070
                                                        =======    =======    =======

Millions                                                  1995       1994       1993
                                                        -------    -------    -------
DEPRECIATION, DEPLETION AND AMORTIZATION
Resources:
  Oil and gas                                           $   996    $ 1,043    $ 1,092
  Coal                                                       85         76         59
Products:
  Refining and marketing                                    204        191        200
  Transportation                                            103        104        104
  Intermediate chemicals and specialty products             233        235        223
Other                                                        20         22         40
                                                        -------    -------    -------
Total                                                   $ 1,641    $ 1,671    $ 1,718
                                                        =======    =======    =======

  International operations are conducted principally in the following geographic regions: Oil and gas -- United Kingdom, Asia Pacific and Middle East; Coal -- Australia; Intermediate chemicals and specialty products -- Europe and Asia Pacific. Brazilian refined products marketing operations were sold in December 1993.

Millions                                                 1995       1994       1993
                                                        -------    -------    -------

INTERNATIONAL OPERATIONS
Sales and other operating revenues:
  Oil and gas                                           $1,169    $1,027    $  998
  Coal                                                     378       336       304
  Refining and marketing                                    --         2     1,920
  Intermediate chemicals and specialty products          1,777     1,210     1,122
  Other                                                     30        30        29
                                                        ------    ------    ------
Total                                                   $3,354    $2,605    $4,373
                                                        ======    ======    ======
Net income (loss):
  Oil and gas                                           $  (43)   $   26    $  (17)
  Coal                                                      34        29        59
  Refining and marketing                                    --         2         2
  Intermediate chemicals and specialty products(a)         147        70        58
  Other                                                    (24)      (23)      (25)
                                                        ------    ------    ------
Total                                                   $  114    $  104    $   77
                                                        ======    ======    ======
Total assets:
  Oil and gas                                           $2,931    $2,792    $2,691
  Coal                                                     846       892       821
  Intermediate chemicals and specialty products          1,845     1,580     1,424
  Other                                                    564       299       230
                                                        ------    ------    ------
Total                                                   $6,186    $5,563    $5,166
                                                        ======    ======    ======

(a) Includes income (losses) of equity affiliates, principally Asian joint ventures, of $14, $2, and $(2), in 1995, 1994 and 1993, respectively.

Note 6 Earned per Share

Earned per share is based on the average number of common shares outstanding during each period including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities. The average shares used in the calculation of earned per share for the years ended December 31, 1995, 1994 and 1993 were 163.4 million, 163.2 million and 162.4 million, respectively.

                                                                            ARCO

Note 7 Taxes

Taxes other than excise and income taxes for the years ended December 31 comprised the following:

Millions                                        1995     1994     1993
                                               -----    -----    ------

Property                                       $ 180    $ 189    $  198
Production/severance                             343      306       331
Value added                                       --       --       349
Other                                            194      285       269
                                               -----    -----    ------
Total                                          $ 717    $ 780    $1,147
                                               =====    =====    ======

  The income tax provision for the years ended December 31 comprised the following:

Millions                                         1995     1994      1993
                                                ------   ------   -------

Federal:
  Current                                       $ 497    $ 176    $  382
  Deferred                                         42      128      (159)
                                                -----    -----    ------
                                                  539      304       223
                                                -----    -----    ------
Foreign:
  Current                                         108       62        69
  Deferred                                        (40)     (19)       13
                                                -----    -----    ------
                                                   68       43        82
                                                -----    -----    ------
State:
  Current                                          56       31        33
  Deferred                                         24        9       (11)
                                                -----    -----    ------
                                                   80       40        22
                                                -----    -----    ------
Total provision for taxes on income             $ 687    $ 387    $  327
                                                =====    =====    ======
Total income taxes paid in cash                 $ 785    $ 447    $  510
                                                =====    =====    ======

  The 1993 deferred tax benefit primarily resulted from book accruals associated with the Lower 48 reorganization. Major components of the net deferred tax liability at December 31 were as follows:


Millions                                          1995         1994
                                                 ------       ------

Depreciation, depletion and amortization         $ (3,688)   $(3,648)
Other                                                (341)      (356)
                                                 --------    -------
Total deferred tax liabilities                     (4,029)    (4,004)
                                                 --------    -------
Dismantlement and environmental                       528        522
Postretirement benefits                               331        325
Foreign excess tax basis/loss carryforwards           299        208
Other                                                 347        332
                                                 --------    -------
Total deferred tax assets                           1,505      1,387
                                                 --------    -------
Valuation allowance                                  (113)      (104)
                                                 --------    -------
Net deferred income tax liability                $ (2,637)   $(2,721)
                                                 ========    =======

  ARCO has foreign loss carryforwards of $428 million which begin expiring in 1996. The valuation allowance was $127 million at December 31, 1993.

  The domestic and foreign components of income before income taxes and minority interest, and a reconciliation of income tax expense with tax at the effective federal statutory rate for the years ended December 31 were as follows:

                                                                            Percent
                                                                           of Pretax
Millions                                                         Amount      Income
                                                                 ------    ---------
1995
Income before income taxes:
  Domestic                                                       $1,896         87.3
  Foreign                                                           277         12.7
                                                                 ------        -----
Total                                                            $2,173        100.0
                                                                 ======        =====
Tax at 35%                                                       $  761         35.0
Increase (reduction) in taxes resulting from:
  Dividend exclusion                                                (54)        (2.5)
  Taxes on foreign income in excess of statutory rate                46          2.1
  Foreign deferred tax asset recognition                            (30)        (1.4)
  State income taxes (net of federal effect)                         52          2.4
  Tax credits                                                       (81)        (3.7)
  Other                                                              (7)        (0.3)
                                                                 ------        -----
Provision for taxes on income                                    $  687         31.6
                                                                 ======        =====
1994
Income before income taxes:
  Domestic                                                       $1,147         83.8
  Foreign                                                           221         16.2
                                                                 ------        -----
Total                                                            $1,368        100.0
                                                                 ======        =====
Tax at 35%                                                       $  479         35.0
Increase (reduction) in taxes resulting from:
  Dividend exclusion                                                (31)        (2.3)
  Taxes on foreign income in excess of statutory rate                46          3.4
  Foreign deferred tax asset recognition                            (30)        (2.2)
  State income taxes (net of federal effect)                         26          1.9
  Tax credits                                                       (84)        (6.1)
  Other                                                             (19)        (1.4)
                                                                 ------        -----
Provision for taxes on income                                    $  387         28.3
                                                                 ======        =====
1993
Income before income taxes:
  Domestic                                                       $  342         53.9
  Foreign                                                           292         46.1
                                                                 ------        -----
Total                                                            $  634        100.0
                                                                 ======        =====
Tax at 35%                                                       $  222         35.0
Increase (reduction) in taxes resulting from:
  Dividend exclusion                                                  7          1.1
  Impact of federal rate increase on deferred tax liability          65         10.3
  Taxes on foreign income in excess of statutory rate                74         11.7
  Sale of foreign subsidiary                                         37          5.8
  Foreign deferred tax asset recognition                            (26)        (4.1)
  State income taxes (net of federal effect)                         14          2.2
  Tax credits                                                       (49)        (7.7)
  Other                                                             (17)        (2.7)
                                                                 ------        -----
Provision for taxes on income                                    $  327         51.6
                                                                 ======        =====

Note 8 Inventories

Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. In 1995, approximately 85% of inventories, excluding materials and supplies, were determined by the last-in, first-out
(LIFO) method. Materials and supplies and other non-LIFO inventories are determined predominantly on an average cost basis.

                                                                            ARCO

 Total inventories at December 31 comprised the following categories:


Millions                              1995    1994
                                      -----   -----

Crude oil and petroleum products      $ 184   $ 172
Chemical products                       423     351
Other products                           32      46
Materials and supplies                  238     228
                                      -----   -----
Total                                 $ 877   $ 797
                                      =====   =====

  The excess of the current cost of inventories over book value was approximately $297 million and $253 million at December 31, 1995 and 1994, respectively.

Note 9 Long-term Debt

Long-term debt at December 31 comprised the following:


Millions                                        1995     1994
                                               -----    -----

5-5/8%, due in 1997                            $   10   $   14
6-1/8%, due in 1996                               102      102
8-1/4%, due in 2022                               250      250
8-1/2%, due in 2012                               178      194
8-3/4%, due in 2032                               198      203
9% exchangeable notes, due in 1997                988      988
9%, due in 2021                                   286      286
9%, due in 2031                                   136      136
9-1/8%, due in 2011                               300      300
9-1/8%, due in 2031                               345      350
9-7/8%, due in 2016                               450      450
10-1/4%, due in 2000                              250      250
10-3/8%, due in 1995                               --      500
10-7/8%, due in 2005                              500      500
Third Series Medium-Term Notes                     --       75
Medium-Term Notes -- A Series, 8.65%(a)           197      198
Medium-Term Notes -- B Series, 8.34%(a)           250      250
ARCO Tresop Notes, 5.82%(a)                       278      311
Variable rate, due in 2031, 4.15%(a)              265      265
ARCO Chemical Company:
  9.375%, due in 2005                             100      100
  9.8%, due in 2020                               224      224
  9.9%, due in 2000                               200      200
  10.25%, due in 2010                             100      100
  French bank loans, 7.4%(a)                       76       84
  Dutch bank loans                                187      172
Vastar:
  Revolving credit agreements, 6.3%(a)            610    1,050
  8-3/4%, due in 2005                             149       --
Capitalized lease obligations                      25       26
Other                                             244      261
                                               ------   ------
Total, including debt due within one year       6,898    7,839
                                               ------   ------

Less:
  Debt due within one year                        184      630
  Bonds held in sinking fund                        6       11
                                               ------   ------
Long-term debt                                 $6,708   $7,198
                                               ======   ======

(a) Weighted average of interest rates at December 31, 1995.

  Maturities and sinking fund obligations for the five years subsequent to December 31, 1995, are as follows (millions): 1996 -- $184; 1997 -- $1,294; 1998
-- $176; 1999 -- $133; 2000 -- $1,068. No material amounts of long-term debt are collateralized by ARCO assets.

  In 1993, Vastar borrowed $1.25 billion under an unsecured revolving credit agreement. This agreement was renegotiated into two facilities in 1995. At December 31, 1995, commitments under these facilities totalled $1.1 billion, comprised of an $800 million, five-year credit agreement and a $300 million, 364-day credit agreement. At December 31, 1995, $610 million was borrowed under the $800 million facility; the $300 million facility was unused. The $300 million revolving credit facility has a "Term Loan Election," under which the maturity date may be extended to May 2000, at Vastar's election. The credit facilities are not guaranteed by ARCO. The agreement contains covenants, the most restrictive of which require Vastar to maintain minimum levels of tangible stockholders' equity and certain financial ratios and restrict the encumbrance of assets.

  In August 1994, ARCO sold 39.9 million 9% Exchangeable Notes (Notes), due September 15, 1997, at an issue price of $24.75 per note. At maturity of the Notes, holders will receive, in exchange for the principal amount, shares of Lyondell stock, or at ARCO's option, cash with an equal value. The number of shares or the amount of such cash will be determined using a formula based on the price of Lyondell common stock at the maturity of the Notes.

  At December 31, 1995 and 1994, approximately $365 million and $360 million, respectively, of long-term debt was denominated in foreign currencies. To reduce exposure to currency fluctuations, ARCO entered into a swap agreement on an 18 billion yen debt issue due in 1996 which fixes the principal balance at $102 million with an effective interest rate of 8.14%.

  ARCO periodically enters into interest rate swap agreements with the objective of managing interest rate risk by converting the interest rate on variable rate debt to a fixed rate. The fixed rate is accrued and charged to interest expense through the term of the interest rate swap agreement. All interest rate swaps are intended to be held until maturity. At December 31, 1995, ACC had outstanding interest rate swaps on two loans totalling 300 million Dutch guilders (approximately $187 million) due in 1997. Both swaps mature when the related debt becomes due. The swaps effectively changed both loans' floating interest rates to fixed rates of 5.7% and 6.7%. At December 31, 1995, Vastar had outstanding interest rate swaps covering two $50 million tranches of the variable rate credit agreement. The swaps effectively changed both floating interest rate tranches to fixed rates of 5.45% and 5.33%, respectively.

                                                                            ARCO

Note 10 Short-term Borrowings and Bank Credit Facilities

Notes payable consist primarily of commercial paper issued to a variety of financial investors and institutions and any amounts outstanding under ARCO or ACC credit facilities. The weighted average interest rate on notes payable outstanding at December 31, 1995 and 1994 was 6.3% and 6.1%, respectively.

  In 1995, ARCO and certain wholly owned subsidiaries had committed bank credit facilities of approximately $3.2 billion. At December 31, 1995, there were no borrowings under these committed facilities.

  ACC maintains its own credit facility, not guaranteed by ARCO, under which it may borrow up to $300 million. At December 31, 1995, there were no borrowings against the ACC credit facility.

  At December 31, 1995, ARCO had unused letters of credit totalling approximately $300 million.

Note 11 Interest Expense

Interest expense for the years ended December 31 comprised the following:


Millions                          1995     1994     1993
                                 -----    -----    -----

Long-term debt                   $ 637    $ 634    $ 573
Short-term debt                     90       82       92
Other                               72       80      106
                                 -----    -----    -----
                                   799      796      771
Capitalized interest               (49)     (37)     (56)
                                 -----    -----    -----
Total interest expense           $ 750    $ 759    $ 715
                                 =====    =====    =====
Total interest paid in cash      $ 780    $ 766    $ 749
                                 =====    =====    =====

Note 12 Foreign Currency Transactions

Foreign currency transactions resulted in net losses of $15 million and $12 million in 1995 and 1994, respectively, and a net gain of $22 million in 1993.

Note 13 Fixed Assets

Property, plant and equipment at December 31 was as follows:


                                                   1995                1994
Millions                                     Gross      Net      Gross      Net
                                             -----     -----     -----     -----

Resources:
  Oil and gas                               $19,306   $ 7,634   $19,355   $ 7,817
  Coal                                        1,424     1,005     1,418     1,052
Products:
  Refining and marketing                      4,179     2,517     4,000     2,519
  Transportation                              3,397     1,706     3,568     1,898
  Intermediate chemicals and specialty
    products                                  3,812     2,293     3,524     2,221
Other                                           426       200       383       215
                                            -------   -------   -------   -------
Total                                       $32,544   $15,355   $32,248   $15,722
                                            =======   =======   =======   =======

  Expenses for maintenance and repairs for 1995, 1994 and 1993 were $475 million, $525 million and $509 million, respectively.

Note 14 Other Commitments and Contingencies

ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

  At December 31, 1995 and 1994, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $29 million and $75 million, respectively.

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

  ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, three purported classes and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units. ARCO is also the subject of or party to a number of other pending or threatened legal actions.

  In October 1995, the State of Montana presented to ARCO a second revised demand for damages of $713 million based on alleged injuries to natural resources resulting from ARCO's mining and mineral processing businesses formerly operated by Anaconda, ARCO's predecessor, in Montana. ARCO is contesting this demand.

  ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. ARCO is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites. ARCO may in the future

                                                                            ARCO

be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The amount of such future costs will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties. In addition, environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO.

  ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At December 31, 1995, the environmental remediation reserve was $658 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

  ARCO's environmental remediation reserve covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party (PRP) for 113 sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the reserve. ARCO's future costs at these sites could exceed the amount accrued by as much as $700 million.

  Approximately 40% of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total reserve. Substantially all amounts accrued are expected to be paid out over the next five to six years.

  Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various insurance companies and other third parties. Many of these claims have been resolved. ARCO has neither recorded any asset nor reduced any liability in connection with unresolved claims.

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

Note 15 Retirement Plans

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

                                                                            ARCO

  The following table sets forth the plans' funded status and amounts recognized in the balance sheet at December 31:


                                                     Assets Exceed     Accumulated
                                                      Accumulated        Benefits
Millions                                                Benefits      Exceed Assets
                                                     -------------    -------------

1995
Actuarial present value of benefit obligations:
  Vested benefit obligation                                 $1,965            $ 238
                                                            ------            -----
  Accumulated benefit obligation                            $2,103            $ 245
                                                            ------            -----
  Projected benefit obligation                              $2,480            $ 322
Plan assets at fair value, primarily stocks
  and bonds                                                  2,637               --
                                                            ------            -----
Projected benefit obligation (in excess of)
  or less than plan assets                                     157             (322)
Unrecognized net loss                                          291              169
Prior service cost not yet recognized in net
  periodic pension cost                                        143               23
Remaining unrecognized (asset) obligation
  from January 1, 1986                                        (290)               7
Adjustment for minimum liability                                --             (124)
                                                            ------            -----
Prepaid pension cost (liability) recognized
  in the balance sheet                                      $  301            $(247)
                                                            ======            =====
1994
Actuarial present value of benefit obligations:
  Vested benefit obligation                                 $1,692            $ 152
                                                            ------            -----
  Accumulated benefit obligation                            $1,799            $ 171
                                                            ------            -----
  Projected benefit obligation                              $2,105            $ 230
Plan assets at fair value, primarily stocks
  and bonds                                                  2,377               --
                                                            ------            -----
Projected benefit obligation (in excess of)
  or less than plan assets                                     272             (230)
Unrecognized net loss                                          121               82
Prior service cost not yet recognized in net
  periodic pension cost                                        149               25
Remaining unrecognized (asset) obligation
  from January 1, 1986                                        (319)              13
Adjustment for minimum liability                                --              (63)
                                                            ------            -----
Prepaid pension cost (liability) recognized
  in the balance sheet                                      $  223            $(173)
                                                            ======            =====

  Pension costs related to ARCO-sponsored plans, on a pretax basis, including amortization of unfunded projected benefit obligations for the years ended December 31 were as follows:


Millions                                             1995     1994     1993
                                                    -----    ------   -----

Service cost-benefits earned during the period      $  62    $  81    $  59
Interest cost on projected benefit obligation         195      183      173
Actual (return) loss on plan assets                  (517)      65     (483)
Net amortization and deferral                         272     (344)     220
                                                    -----    -----    -----
Net periodic pension (income) cost                  $  12    $ (15)   $ (31)
                                                    =====    =====    =====

  In 1994 and 1993 ARCO also recorded $143 million and $61 million, respectively, before tax as additional pension cost in connection with the work force reductions in those years.

  ARCO's assumptions used as of December 31 in determining the pension cost and pension liability were as follows:


Percent                                 1995   1994   1993
                                        ----   ----   ----

Discount rate                            7.0   8.25   7.25
Rate of salary progression               5.0    5.0    5.0
Long-term rate of return on assets      10.5   10.5   10.5

Note 16 Other Postretirement Benefits

ARCO and its subsidiaries sponsor defined postretirement benefit plans to provide other postretirement benefits to substantially all employees who retire with ARCO having rendered the required years of service, along with their spouses and eligible dependents. Health care benefits are provided primarily through comprehensive indemnity plans. Currently, ARCO pays approximately 80% of the cost of such plans, but has the right to modify the plans at any time. Life insurance benefits are based primarily on the employee's final compensation and are also partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree.

  ARCO's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis.

 The plans' combined postretirement benefit liability at December 31 was as follows:


                                                    Health      Life
Millions                                             Care     Insurance   Total
                                                    ------    ---------   -----

1995
Accumulated postretirement benefit obligation
  (APBO):
    Retirees                                          $579         $160    $739
    Employees fully eligible                            22            6      28
    Other active participants                          136           32     168
                                                      ----         ----    ----
    Total                                              737          198     935
Unrecognized gain (loss)                               (75)           5     (70)
                                                      ----         ----    ----
Accrued postretirement benefit cost recognized
  in the balance sheet                                $662         $203    $865
                                                      ====         ====    ====
1994
APBO:
  Retirees                                            $512         $153    $665
  Employees fully eligible                              25            7      32
  Other active participants                            156           34     190
                                                      ----         ----    ----
  Total                                                693          194     887
Unrecognized gain (loss)                               (53)           9     (44)
                                                      ----         ----    ----
Accrued postretirement benefit cost recognized
  in the balance sheet                                $640         $203    $843
                                                      ====         ====    ====

                                                                            ARCO

  ARCO accrues postretirement benefit costs based on actuarial calculations for each plan. Net annual postretirement benefit costs for the years ended December 31 included the following:

                                                    Health      Life
Millions                                             Care    Insurance    Total
                                                    ------   ---------    -----

1995
Service cost-benefits earned during the period         $ 8         $ 2      $10
Interest cost on APBO                                   49          13       62
Net amortization                                        --          (1)      (1)
                                                       ---         ---      ---
Net postretirement benefit cost                        $57         $14      $71
                                                       ===         ===      ===
1994
Service cost-benefits earned during the period         $17         $ 4      $21
Interest cost on APBO                                   54          15       69
Net amortization                                         3          --        3
                                                       ---         ---      ---
Net postretirement benefit cost                        $74         $19      $93
                                                       ===         ===      ===
1993
Service cost-benefits earned during the period         $15         $ 3      $18
Interest cost on APBO                                   47          15       62
                                                       ---         ---      ---
Net postretirement benefit cost                        $62         $18      $80
                                                       ===         ===      ===

  In addition to the cost above, in 1994 and 1993, ARCO recorded $24 million and $9 million, respectively, before tax as additional postretirement benefit expense in connection with work force reductions.

  The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:


Percent                         1995   1994   1993
                                ----   ----   ----

Discount rate                    7.0   8.25   7.25
Rate of salary progression       5.0    5.0    5.0

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for the health plans is 9% for 1995 and 1996, 7% for 1997 to 2001, and 5% thereafter. The assumed trend rate for 1994 and 1993 was 10% to 1996; 8% for 1997 to 2001, and 6% thereafter.

The effect of a one-percentage-point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately 11%, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately 12%.

Note 17 Stockholders' Equity

Detail of ARCO's capital stock as of December 31 was as follows:


                                                                1995           1994
                                                            ----------     ----------

$3.00 Cumulative convertible preference stock, par $1:
  Shares authorized                                               78,089         78,089
  Shares issued and outstanding                                   66,376         73,721
  Aggregate value in liquidation -- (thousands)             $      5,310   $      5,898

$2.80 Cumulative convertible preference stock, par $1:
  Shares authorized                                              833,776        833,776
  Shares issued and outstanding                                  731,055        794,796
  Aggregate value in liquidation -- (thousands)             $     51,174   $     55,636

Common stock, par $2.50:
  Shares authorized                                          600,000,000    600,000,000
  Shares issued                                              160,879,765    160,800,137
  Shares outstanding                                         160,831,190    160,753,966
  Shares held in treasury                                         48,575         46,171

  Changes in preference stocks outstanding in 1995, 1994 and 1993 were due to conversions. The $3.00 cumulative convertible preference stock is convertible into 6.8 shares of common stock. The $2.80 cumulative convertible preference stock is convertible into 2.4 shares of common stock. Common stock is subordinate to the preference stocks for dividends and assets. The $3.00 and $2.80 preference stocks may be redeemed at the option of ARCO for $82 and $70 per share, respectively.

  ARCO has authorized 75,000,000 shares of preferred stock, $.01 par, of which none were issued or outstanding at December 31, 1995.

 The balance in ARCO's common stock at December 31, 1995, 1994 and 1993 was $402 million.

 Detail of changes in treasury stock in 1995, 1994 and 1993 was as follows:


Millions

Balance, January 1, 1993                         $191
Treasury stock contributed to benefit plans       (81)
Conversions                                       (27)
                                                 ----
Balance, December 31, 1993                         83
                                                 ----
Treasury stock contributed to benefit plans       (56)
Conversions                                       (22)
                                                 ----
Balance, December 31, 1994                          5
                                                 ----
Purchases                                          39
Conversions                                       (39)
                                                 ----
Balance, December 31, 1995                       $  5
                                                 ====

                                                                            ARCO

  The net decrease in capital in excess of par value of stock in 1995, 1994 and 1993 of $15 million, $14 million and $15 million, respectively, was due primarily to the conversion of preference stock to common stock.

  At December 31, 1995, shares of ARCO's authorized and unissued common stock were reserved as follows:


Conversions:
  $3.00 Preference stock         451,357
  $2.80 Preference stock       1,754,532
Stock option plans             7,421,582
Employee benefit plans         9,974,482
                              ----------
Total                         19,601,953
                              ==========

  Under ARCO's incentive compensation plans, awards of ARCO's common stock may be made to officers, outside directors and key employees.

Note 18 Stock Options

Options to purchase shares of ARCO's common stock have been granted to executives, outside directors and key employees. These options become exercisable in varying installments and expire 10 years after the date of grant. Transactions during 1995, 1994 and 1993 were as follows:


Balance, January 1, 1993                                 2,636,163
Granted                                                    574,726
Exercised (average option price per share: $81.74)         (48,707)
                                                         ---------
Balance, December 31, 1993                               3,162,182
                                                         ---------
Granted                                                    573,865
Exercised (average option price per share: $75.17)         (75,019)
Cancelled                                                  (87,286)
                                                         ---------
Balance, December 31, 1994                               3,573,742
                                                         ---------
Granted                                                    486,598
Exercised (average option price per share: $87.31)        (221,086)
Cancelled                                                   (1,118)
                                                         ---------
Balance, December 31, 1995                               3,838,136
                                                         =========
At December 31, 1995:
  Shares exercisable                                     3,074,876
  Shares available for option                            3,583,446
    (2,779,723 at December 31, 1994)
  Average option price per share:
    Shares under option                                    $105.84
    Shares exercisable                                     $105.77

Note 19 Lease Commitments

Capital lease obligations are recorded at the present value of future rental payments. The related assets are amortized on a straight-line basis.

 At December 31, 1995, future minimum rental payments due under leases were as follows:


                                                                          Capital     Operating
Millions                                                                  Leases      Leases
                                                                          -------     ---------
1996                                                                       $   3        $ 142
1997                                                                           3          115
1998                                                                           3           99
1999                                                                           3           74
2000                                                                           3           63
Later years                                                                   70          340
                                                                           -----        -----
Total minimum lease payments                                                  85        $ 833
                                                                                        =====
Imputed interest (rates ranging from 9.75% to 12.00%)                         60
                                                                           -----
Present value of minimum lease payments included in long-term debt         $  25
                                                                           =====

  Minimum future rental income under noncancellable subleases at December 31, 1995, amounted to $95 million.

  Operating lease net rental expense for the years ended December 31 was as follows:

Millions                                                 1995      1994         1993
                                                         ----      -----        ----

Minimum rentals                                         $ 225     $ 218        $ 220
Contingent rentals                                         10         2            1
Sublease rental income                                    (12)      (12)         (15)
                                                        -----     -----        -----
Net rental expense                                      $ 223     $ 208        $ 206
                                                        =====     =====        =====

  No restrictions on dividends or on additional debt or lease financing exist under ARCO's lease commitments. Under certain conditions, options exist to purchase certain leased properties.

Note 20 Supplemental Cash Flow Information

The following is supplemental cash flow information for the years ended December 31:


Millions                                          1995       1994       1993
                                                -------    -------    -------

Short-term investments:
  Gross sales and maturities                    $ 4,216    $ 5,952    $ 5,428
  Gross purchases                                (2,716)    (6,720)    (6,217)
                                                -------    -------    -------
Net cash provided (used)                        $ 1,500    $  (768)   $  (789)
                                                =======    =======    =======
Notes payable:
  Gross proceeds                                $ 8,058    $ 9,516    $ 8,568
  Gross repayments                               (8,351)    (9,585)    (8,538)
                                                -------    -------    -------
Net cash provided (used)                        $  (293)   $   (69)   $    30
                                                =======    =======    =======

Gross noncash provisions charged to income      $   444    $   888    $ 1,148
Cash payments of previously accrued items          (627)      (800)      (635)
                                                -------    -------    -------
Noncash provisions greater (less) than
  cash payments                                 $  (183)   $    88    $   513
                                                =======    =======    =======

                                                                            ARCO

Note 21 Lyondell Petrochemical Company

Lyondell is engaged in the manufacture and marketing of basic commodity chemicals, including ethylene, propylene, methanol and polymers, and, through its approximately 90% interest in LYONDELL-CITGO Refining Company Ltd., the refining and marketing of petroleum products.

  At December 31, 1995, ARCO owned 49.9% of Lyondell common stock outstanding; ARCO accounts for this investment on the equity method. The market value of ARCO's shares of Lyondell common stock, based on the closing quoted market price at December 31, 1995, was $913 million.

 Summarized financial information for Lyondell was as follows:


Millions                                           1995     1994     1993
                                                   ----     ----     ----

Year ended December 31:
  Revenues(a)                                     $4,936   $3,857   $3,850
  Operating income                                   706      424       93
  Income before income taxes and cumulative
    effect of accounting change                      618      349       16
  Cumulative effect of changes in accounting
    principles                                        --       --       22
  Net income                                         389      223       26

  ARCO's equity in net income of Lyondell         $  194   $  111   $   13
                                                  ------   ------   ------
  Cash dividends received from Lyondell           $   36   $   36   $   54
                                                  ------   ------   ------

At December 31:
  Current assets                                  $  678   $  697   $  523
  Noncurrent assets                                1,928      966      708
  Current liabilities                                750      433      299
  Long-term debt                                     807      707      717
  Other liabilities                                  210      192      179
  Minority interest                                  459      268      124
  Stockholders' equity (deficit)(b)                  380       63      (88)

(a) Includes $325, $314 and $278 of sales to ARCO in 1995, 1994 and 1993, respectively, which approximated 5%, 5% and 4% of ARCO's purchases in those years.

(b) ARCO's investment in Lyondell comprises 49.9% of Lyondell's stockholders' equity (deficit) plus $72 of dividends received in excess of basis of investment.

Note 22 Investments

At December 31, 1995 and 1994, investments were primarily composed of U.S. Treasury securities, corporate debt instruments, and municipal securities and were principally included in short-term investments. Maturities generally ranged from one day to 26 months. Investments in debt securities classified as held-to-maturity (HTM) are recorded at amortized cost while investments in debt securities classified as available-for-sale (AFS) are reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

  The following summarizes investments in securities, principally debt securities, at December 31:


                                                                                1995               1994
Millions                                                                    AFS       HTM      AFS      HTM
                                                                           ------   -------   ------   ------

Aggregate fair value                                                       $2,093   $   --    $1,939   $1,239
Gross unrealized holding losses                                                30       --        62       --
Gross unrealized holding gains                                                 23       --        --       --
                                                                           ------   -------   ------   ------
Amortized cost                                                             $2,100   $   --    $2,001   $1,239
                                                                           ======   =======   ======   ======

  Investment activity for the years ended December 31 was as follows:

                                                                                1995               1994
Millions                                                                    AFS       HTM      AFS      HTM
                                                                           ------   -------   ------   ------
Gross purchases                                                            $4,175   $1,293    $5,360   $8,341
Gross sales                                                                 2,368       --     4,714       --
Gross maturities                                                            1,830    2,407        46    8,603
Gross transfers                                                               125     (125)       --       --

  Gross realized gains and losses were insignificant and were determined by the specific identification method.

  ARCO's investment in mandatorily convertible bonds issued by LUKoil, a Russian oil company, is expected to be exchanged for LUKoil common stock in April 1996. The bonds currently do not have readily determinable fair values. At December 31, 1995, the carrying value of these bonds totalled $252 million and is included in Other Investments and Long-term Receivables in the Balance Sheet.

Note 23 Financial Instruments and Fair Value

ARCO does not hold or issue financial instruments for trading purposes.

  ARCO enters into various types of foreign currency forward, option and swap contracts. Foreign currency forward and option contracts are used to minimize foreign exchange exposures associated with U.S. dollar-denominated debt issued by a foreign subsidiary, anticipated foreign currency commitments and anticipated future cash flows from overseas operations. Foreign currency swap contracts are used to minimize foreign exchange exposures related to yen-denominated debt and foreign-denominated intercompany debt with maturities exceeding one year.

  At December 31, 1995, the notional amounts of foreign currency contracts outstanding (principally involving European currencies, Australian dollars and yen) were approximately $960 million, with various maturities ranging from 1996 to 2000. At December 31, 1994, the notional amounts of foreign currency contracts outstanding were approximately $760 million.

  Gains and losses on foreign currency forward contracts covering anticipatory cash flows are recognized currently as other income or expense. Gains and losses on foreign currency

                                                                            ARCO

swaps associated with intercompany debt are recognized currently in income and offset foreign exchange gains and losses on the underlying intercompany loans. Gains and losses on other foreign currency contracts are generally deferred and offset the transactions being hedged.

  ARCO periodically enters into interest rate swaps to manage interest rate risk. Interest rate swaps are used both to convert certain variable rate debt to a fixed rate (see Note 9) and to convert certain fixed rate short-term investments to a variable rate. At December 31, 1995, the notional amount of short-term investments covered under interest rate swaps totaled approximately $300 million. Interest income is accrued at the variable rate through the term of the interest rate swap. The interest rate swaps mature at various dates through 1997 when the related investments mature. ARCO intends to hold the swaps until maturity.

  ARCO also uses various hedging arrangements to manage the exposure to price risk for future natural gas and crude oil transactions. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities until realized in sales and other operating revenues as the physical production required by the contracts is delivered. During 1995, Vastar entered into a series of natural gas swap agreements which at December 31, 1995, covered 290 million cubic feet per day of its 1996 natural gas production. These swap agreements serve as a hedge which secures prices on these volumes at an average price of $1.85 per thousand cubic feet (on a Henry Hub basis).

  At December 31, the carrying value and estimated fair value of ARCO's financial instruments are shown as assets (liabilities) in the table below:


                                                1995                  1994
                                        Carrying     Fair     Carrying      Fair
Millions                                  Value      Value      Value      Value
                                        --------    ------    --------     -----

Non-Derivatives:
  Short-term investments                 $ 1,569     $ 1,569    $ 2,991    $ 2,991
  Equity method investments                  711       1,364        348      1,279
  Other investments and long-term
    receivables                              550         550        297        297
  Notes payable                           (1,174)     (1,174)    (1,478)    (1,478)
  Long-term debt, including current
    maturities                            (6,892)     (7,929)    (7,828)    (7,991)

Derivatives:
  Foreign currency forwards              $    (6)    $    (6)   $   (16)   $   (16)
  Foreign currency options                     7           7         --         --
  Foreign currency swaps                      69          69         83         83
  Interest rate swaps:
    Debt                                      (1)         (5)        --         (5)
    Investments                              (11)        (11)        --         --
  Oil & gas price swaps                      (21)        (21)         5          5

  All derivative instruments are off-balance-sheet instruments; however, net receivable or payable positions related to derivative instruments are carried on the balance sheet.

  Short-term investments are carried at fair value. The fair value of notes payable approximates carrying value due to its short-term maturities. Equity method investments and other investments and long-term receivables were valued at quoted market prices if available. For unquoted investment securities, the reported fair value was estimated on the basis of financial and other information. The fair value of ARCO's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to ARCO for debt of the same remaining maturities. The fair value of foreign currency contracts and interest rate swaps represented the amount to be exchanged if the existing contracts had been settled at year end and was estimated based on market quotes.

  ARCO is exposed to credit risk in the event of nonperformance by the counterparties. ARCO does not generally require collateral or other security to support these financial instruments. The counterparties to these instruments are major institutions deemed creditworthy by ARCO; ARCO does not anticipate nonperformance by the counterparties.

Note 24 Unaudited Quarterly Results


Millions, except per share amounts                                1995       1994
                                                                 -------   -------

Sales and other operating revenues (including excise taxes)
Quarter ended:
  March 31                                                       $ 4,244   $ 3,800
  June 30                                                          4,423     4,174
  September 30                                                     4,277     4,271
  December 31                                                      4,393     4,307
                                                                 -------   -------
Total                                                            $17,337   $16,552
                                                                 =======   =======
Income before gain on issuance of stock by subsidiary,
  income taxes and minority interest
Quarter ended:
  March 31                                                       $   534   $   255
  June 30                                                            649        20(a)
  September 30                                                       511       277
  December 31                                                        479       357
                                                                 -------   -------
Total                                                            $ 2,173   $   909
                                                                 =======   =======

Net income
Quarter ended:
  March 31                                                       $   322   $   149
  June 30                                                            391        24(a)
  September 30                                                       315       435
  December 31                                                        348       311
                                                                 -------   -------
Total                                                            $ 1,376   $   919
                                                                 =======   =======
Earned per share
Quarter ended:
  March 31                                                       $  1.97   $0.92
  June 30                                                        $  2.39   $0.14(a)
  September 30                                                   $  1.93   $2.67
  December 31                                                    $  2.13   $1.90

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

 Estimated quantities of ARCO's proved oil and gas reserves were as follows:


                                   Petroleum Liquids             Natural Gas
                                   (million barrels)        (billion cubic feet)
                                 ---------------------      ---------------------
                                 U.S.    International      U.S.    International
                                 -----   -------------      -----   -------------

January 1, 1993:
  Proved reserves                2,517         211         5,185        3,117
  Proved developed reserves      1,915         122         4,552          690

December 31, 1993:
  Proved reserves                2,259         206         4,725        3,280
  Proved developed reserves      1,804         127         4,190        1,120

December 31, 1994:
  Proved reserves                2,246         222         4,615        3,493
  Proved developed reserves      1,915          87         4,301        1,142

December 31, 1995:
  Proved reserves                2,163         206         4,666        3,683
  Proved developed reserves      1,896          92         4,294        1,806

  Included in ARCO's reserves are 100% of the reserves of Vastar, a consolidated subsidiary of which ARCO owned 82.3% at December 31, 1995. Vastar's reserves comprised 5% and 45% of U.S. petroleum liquids and natural gas reserves, respectively, at December 31, 1995.

  ARCO has no long-term supply contracts to purchase from foreign governments or any interest in equity affiliates involved in oil and gas producing activities.

 The changes in proved reserves for the years ended December 31 were as follows:


                                       Petroleum Liquids             Natural Gas
                                       (million barrels)         (billion cubic feet)
                                     ---------------------    -------------------------
                                      U.S.   International     U.S.       International
                                     -----   -------------    ------      -------------

Reserves at January 1, 1993         2,517         211          5,185          3,117
Revisions of estimates                (20)         15            (12)           (54)
Improved recovery                      17          --             28             --
Purchases of minerals-in-place          3          --             30             --
Extensions and discoveries             10          11            186            350
Production                           (221)        (29)          (332)          (117)
Consumed in production                 --          --            (75)            (9)
Sales of minerals-in-place            (47)         (2)          (285)            (7)
                                    -----         ---          -----          -----
Reserves at December 31, 1993       2,259         206          4,725          3,280
Revisions of estimates                 85         (19)            94             31
Improved recovery                      90          --             13             --
Purchases of minerals-in-place         11          --             13             82
Extensions and discoveries             21          75            232            291
Production                           (216)        (26)          (350)          (187)
Consumed in production                 --          --            (78)            (4)
Sales of minerals-in-place             (4)        (14)           (34)            --
                                    -----         ---          -----          -----
Reserves at December 31, 1994       2,246         222          4,615          3,493
Revisions of estimates                 76           2            184              7
Improved recovery                      15          --              8             --
Purchases of minerals-in-place         16           1             78             89
Extensions and discoveries             33           5            252            302
Production                           (213)        (24)          (365)          (203)
Consumed in production                 --          --            (93)            (5)
Sales of minerals-in-place            (10)         --            (13)            --
                                    -----         ---          -----          -----
Reserves at December 31, 1995       2,163         206          4,666          3,683
                                    =====         ===          =====          =====

  Estimates of petroleum reserves have been made by ARCO engineers. These estimates include reserves in which ARCO holds an economic interest under production-sharing and other types of operating agreements with foreign governments. These estimates do not include probable or possible reserves. Natural gas liquids comprise 13% of petroleum liquid proved reserves.

  The sale of natural gas from the North Slope of Alaska, other than that used in providing fuel in North Slope operations or sold to others on the North Slope, is dependent upon construction of a natural gas transportation system or another marketing alternative. Such gas is not included in ARCO's reserves. There are currently several projects under consideration, including the Alaska Natural Gas Transportation System and the Trans Alaska Gas System. However, there are a number of regulatory, financial, legal and marketing questions regarding the projects that remain unresolved.

                                                                            ARCO

  ARCO continues to study various options for marketing North Slope gas. However, ARCO Alaska believes that market conditions continue to make implementation of any large gas sales projects unlikely in the near future.

  The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31 were as follows:

                                     Proved Properties       Unproved Properties
Millions                            U.S.   International    U.S.     International
                                  -------  -------------   ------    -------------
1995
Gross                             $14,355      $4,304       $182          $236
Accumulated depreciation,
  depletion and amortization        9,215       2,285         42            17
                                  -------      ------       ----          ----
Net                               $ 5,140      $2,019       $140          $219
                                  =======      ======       ====          ====
1994
Gross                             $14,353      $3,998       $510          $231
Accumulated depreciation,
  depletion and amortization        8,963       2,100        328             8
                                  -------      ------       ----          ----
Net                               $ 5,390      $1,898       $182          $223
                                  =======      ======       ====          ====
1993
Gross                             $14,521      $3,694       $593          $235
Accumulated depreciation,
  depletion and amortization        8,772       1,925        315             4
                                  -------      ------       ----          ----
Net                               $ 5,749      $1,769       $278          $231
                                  =======      ======       ====          ====

  Costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31 were as follows:

Millions                          U.S.   International   Total
                                  ----   -------------   -----

1995
Property acquisition costs:
  Proved properties              $ 56        $ 34        $ 90
  Unproved properties              24          15          39
Exploration costs                 212         309         521
Development costs                 389         328         717

1994
Property acquisition costs:
  Proved properties              $ --        $  1        $  1
  Unproved properties              38          23          61
Exploration costs                 180         237         417
Development costs                 363         303         666

1993
Property acquisition costs:
  Proved properties              $ --        $  3        $  3
  Unproved properties              59           2          61
Exploration costs                 351         274         625
Development costs                 435         465         900

  Results of operations from oil and gas producing activities (including operating overhead) for the three years ended December 31 were as follows:


Millions                                      U.S.     International     Total
                                              ----     -------------     -----

1995
Revenues:
  Sales                                       $1,460       $960          $2,420
  Transfers                                    1,679         --           1,679
  Other                                           83         24             107
                                              ------       ----          ------
                                               3,222        984           4,206
Production costs                               1,021        232           1,253
Exploration expenses                             212        311             523
Depreciation, depletion and amortization         713        251             964
Other operating expenses                         218        221             439
                                              ------       ----          ------
                                               1,058        (31)          1,027
Income tax expense                              (332)        (7)           (339)
                                              ------       ----          ------
Results of operations from production
  activities                                  $  726       $(38)         $  688
                                              ======       ====          ======
1994
Revenues:
  Sales                                       $1,421       $879          $2,300
  Transfers                                    1,456         --           1,456
  Other                                           74         22              96
                                              ------       ----          ------
                                               2,951        901           3,852
Production costs                               1,166        198           1,364
Exploration expenses                             277        178             455
Depreciation, depletion and amortization         731        275           1,006
Other operating expenses                         251        180             431
                                              ------       ----          ------
                                                 526         70             596
Income tax expense                              (143)       (43)           (186)
                                              ------       ----          ------
Results of operations from production
  activities                                  $  383       $ 27          $  410
                                              ======       ====          ======
1993
Revenues:
  Sales                                       $1,639       $815          $2,454
  Transfers                                    1,616         --           1,616
  Other                                           48         23              71
                                              ------       ----          ------
                                               3,303        838           4,141
Production costs                               1,313        194           1,507
Exploration expenses                             457        210             667
Depreciation, depletion and amortization         719        260             979
Other operating expenses                         209        148             357
                                              ------       ----          ------
                                                 605         26             631
Income tax expense                              (206)       (49)           (255)
                                              ------       ----          ------
Results of operations from production
  activities                                  $  399       $(23)         $  376
                                              ======       ====          ======

  The difference between the above results of operations and the amounts reported for after-tax oil and gas segment earnings in Note 5 of Notes to Consolidated Financial Statements is primarily marketing-related activities, the exclusions of gains on property sales and unusual items related to the oil and gas operations.

                                                                            ARCO
  The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31 was as follows:


Billions                                            U.S.   International   Total
                                                   -----   -------------   -----

1995
Future cash inflows                                $32.5       $12.1       $44.6
Future development and production costs             13.2         3.9        17.1
Future income tax expense                            6.5         3.0         9.5
                                                   -----       -----       -----
Future net cash flows                               12.8         5.2        18.0
10% annual discount                                  5.7         2.4         8.1
                                                   -----       -----       -----
Standardized measure of discounted future net
  cash flows                                       $ 7.1       $ 2.8       $ 9.9
                                                   =====       =====       =====
1994
Future cash inflows                                $30.6       $11.3       $41.9
Future development and production costs             13.9         3.9        17.8
Future income tax expense                            5.4         2.7         8.1
                                                   -----       -----       -----
Future net cash flows                               11.3         4.7        16.0
10% annual discount                                  4.9         2.2         7.1
                                                   -----       -----       -----
Standardized measure of discounted future net
  cash flows                                       $ 6.4       $ 2.5       $ 8.9
                                                   =====       =====       =====
1993
Future cash inflows                                $24.4       $10.2       $34.6
Future development and production costs             16.5         3.6        20.1
Future income tax expense                            2.2         2.2         4.4
                                                   -----       -----       -----
Future net cash flows                                5.7         4.4        10.1
10% annual discount                                  2.4         2.1         4.5
                                                   -----       -----       -----
Standardized measure of discounted future net
  cash flows                                       $ 3.3       $ 2.3       $ 5.6
                                                   =====       =====       =====

  Primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31 were as follows:


Billions                                             1995     1994     1993
                                                    -----    ------    ----

Sales and transfers of oil and gas, net of
  production costs                                  $(2.9)   $(2.3)   $(2.5)
Extensions, discoveries and improved recovery,
  less related costs                                   .7      1.0       .4
Revisions of estimates of reserves proved in
  prior years:
    Quantity estimates                                 .4       .2       --
    Net changes in price and production costs         1.8      4.9     (4.2)
Purchases/sales                                        .1       .1      (.3)
Other                                                 (.4)     (.2)      .1
Accretion of discount                                 1.3       .8      1.2
Development costs incurred during the period           .7       .7       .9
Net change in income taxes                            (.7)    (1.9)     1.6
                                                    -----    -----    -----
Net change                                          $ 1.0    $ 3.3    $(2.8)
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

Coal Operations

Supplemental operating statistics for the coal operations of ARCO for the three years ended December 31 were as follows:


                                                 1995      1994      1993
                                                 ----      ----      ----

Coal shipments -- thousand tons:
  U.S.                                           45,853    38,322    37,499
  International                                  11,772    11,235    10,246
                                                 ------    ------    ------
Total                                            57,625    49,557    47,745
                                                 ======    ======    ======
Coal reserves -- million tons recoverable:
  U.S.                                            1,265     1,279     1,296
  International                                     216       227       214
                                                 ------    ------    ------
Total                                             1,481     1,506     1,510
                                                 ======    ======    ======
Average market price per ton:
  U.S.                                          $  8.38   $  8.52   $  9.12
  International                                 $ 32.09   $ 29.90   $ 29.69
  Composite price                               $ 13.22   $ 13.37   $ 13.53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 6, 1996, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and which is incorporated herein by reference, except for the material included under the captions "Committee Report on Executive Compensation" and "Performance Graph."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1 and 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules.

     3.
      Exhibits:

     3.1 Restated Certificate of Incorporation of Atlantic Richfield Company ("ARCO") as of June 27, 1994, filed with the Securi-ties and Exchange Commission (the "Commission") as Exhibit 3 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1994, under File No. 1-1196 and incorporated herein by reference.

     3.2 By-Laws of ARCO as amended through January 23, 1989, filed with the Commission as Exhibit 3.2 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

     4.1 Rights Agreement dated as of July 24, 1995 between ARCO and First Chicago Trust Company of New York, as Rights Agent, filed with the Commission as Exhibit 4 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1995, under File No. 1-1196 and incorporated herein by reference.

     4.2 Indenture dated as of May 15, 1985 between ARCO and The Chase Manhattan Bank, N.A., filed as Exhibit 4.4 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1985, under File No. 1-1196 and incorporated herein by reference.

     4.3
                Indenture, dated as of January 1, 1992, between ARCO and The Bank of New York, filed with the Commission on January 6, 1992 as Exhibit 4.3 to ARCO's Registration Statement on Form S-3 (No. 33-44925) and incorporated herein by reference.

     4.4 Instruments defining the rights of holders of long-term debt which is not registered under the Securities Exchange Act of 1934 are not filed because the total amount of securities au-thorized under any such instrument does not exceed 10% of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

    10.1(a)* Atlantic Richfield Company Supplementary Executive Retirement Plan, as adopted by the Board of Directors of ARCO on March 26, 1990 and effective as of October 1, 1990, filed with the Commission as Exhibit 10.2 to ARCO's report on Form 10-K for the year 1990, under File No. 1-1196 and incorporated herein by reference.

    10.1(b)* Amendment No. 1 to the Atlantic Richfield Company Supplemen-tary Executive Retirement Plan, effective as of March 22, 1993, filed with the Commission as Exhibit 10 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1993, un-der File No. 1-1196 and incorporated herein by reference.

    10.1(c)* Amendment No. 2 to the Atlantic Richfield Company Supplemen-tary Executive Retirement Plan, effective as of February 28, 1994, filed herewith.

    10.2(a)* Atlantic Richfield Company Executive Deferral Plan, as adopted by the Board of Directors of the Company on March 26, 1990 and effective as of October 1, 1990, filed with the Commission as
                Exhibit 10.3 to ARCO's report on Form 10-K for the year 1990, under File No. 1-1196 and incorporated herein by reference.

    10.2(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Deferral Plan, effective as of July 27, 1992, filed with the Commission as Exhibit 10.2(b) to ARCO's report on Form 10-K for the year 1992, under File No. 1-1196 and incorporated herein by reference.

    10.2(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Deferral Plan, effective as of February 28, 1994, filed here-with.

    10.3* Atlantic Richfield Executive Medical Insurance Plan-Summary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196, and incorporated herein by reference.

    10.4(a)* Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988, filed with the Commission as Exhibit 10.6 to ARCO's re-port on Form 10-K for the year 1988, under File No. 1-1196 and incorporated herein by reference.

    10.4(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of January 1, 1989, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1989, under File No. 1-1196 and incorporated herein by reference.

    10.4(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of July 1, 1994, filed with the Commission as Exhibit 10.4(c) to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

    10.5* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective Janu-ary 1, 1994, filed with the Commission as Exhibit 10.5 to AR-CO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

    10.6(a)* Annual Incentive Plan, as adopted by the Board of Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by refer-ence.

    10.6(b)* Amendment No. 3 to the Annual Incentive Plan, effective as of January 1, 1995, filed herewith.

    10.7* Atlantic Richfield Company's 1985 Executive Long-Term Incen-tive Plan, as adopted by the Board of Directors of ARCO on May 28, 1985, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.7 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

    10.8* Atlantic Richfield Company Executive Life Insurance Plan--Sum-mary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

    10.9(a)* Atlantic Richfield Company Executive Long-Term Disability Plan--Summary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.9 to ARCO's re-port on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

    10.9(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective as of February 28, 1994, filed herewith.

    10.10 Form of Indemnity Agreement adopted by the Board of Directors of ARCO on January 26, 1987 and executed in February 1987 by ARCO and each of its directors and officers, included in Ex-hibit A to the 1987 Proxy Statement, filed with the Commission under File No. 1-1196 and incorporated herein by reference.

    10.11* Retirement Plan for Outside Directors effective as of October 1, 1990, as amended March 31, 1993, filed with the Commission as Exhibit 10 to ARCO's report on Form 10-Q for the quarterly period ended March 31, 1993, under File No. 1-1196 and incor-porated herein by reference.

    10.12(a)*   Stock Option Plan for Outside Directors effective as of Decem-
                ber 17, 1990, filed with the Commission as Exhibit 10.14 to ARCO's report on Form 10-K for the year 1990, under File No.
                1-1196 and incorporated herein by reference.

    10.12(b)*   Amendment No. 1 to the Stock Option Plan for Outside
                Directors, effective as of June 22, 1992, filed with the Commission as Exhibit 10.13(b) to ARCO's report on Form 10-K for the year 1992, under File No. 1-1196 and incorporated herein by reference.

    10.13(a)*   Deferral Plan for Outside Directors, effective as of October
                1, 1990, filed herewith.

    10.13(b)*   Amendment No. 1 to the Deferral Plan for Outside Directors,
                effective as of July 27, 1992, filed herewith.

    10.14* Special Incentive Plan, as adopted by the Board of Directors of ARCO on February 28, 1994, and as effective on that date, is included in Appendix C of Registrant's Proxy Statement filed with the Commission under File No. 1-1196 and incorporated herein by reference.

    22          Subsidiaries of the Registrant.

    23          Consent of Coopers & Lybrand L.L.P.

    27          Financial Data Schedule.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
--------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K:

  No Current Reports on Form 8-K were filed during the quarter ended December 31, 1995, and thereafter through February 27, 1996.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the following registration statements of Atlantic Richfield Company: Registration Statement on Form S-8 (No. 33-43830), Registration Statement on Form S-8 (No. 33-21558), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21160), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23639), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21162), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21553), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23640), and Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21552), of our report dated February 12, 1996, on our audits of the consolidated financial statements and financial statement schedule of Atlantic Richfield Company as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, which report is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 27, 1996

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         ATLANTIC RICHFIELD COMPANY

                                                   /s/ Mike R. Bowlin
                                         By ___________________________________
                                                      Mike R. Bowlin
                                               Chairman of the Board, Chief
                                             Executive Officer and President

FEBRUARY 26, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                       TITLE                DATE

        /s/ Mike R. Bowlin             Chairman of the         February 26,
-------------------------------------   Board, Chief               1996
 Mike R. Bowlin Principal executive     Executive Officer
               officer                  and President

      /s/ Ronald J. Arnault            Executive Vice          February 26,
-------------------------------------   President, Chief           1996
     Ronald J. Arnault Principal        Financial Officer
          financial officer             and Director

     /s/ Anthony G. Fernandes          Executive Vice          February 26,
-------------------------------------   President and              1996
        Anthony G. Fernandes            Director

     /s/ William E. Wade, Jr.          Executive Vice          February 26,
-------------------------------------   President and              1996
        William E. Wade, Jr.            Director

             SIGNATURE                       TITLE                 DATE


       /s/ Frank D. Boren             Director                 February 26,
------------------------------------                               1996
           Frank D. Boren

      /s/ Lodwrick M. Cook            Director                 February 26,
------------------------------------                               1996
          Lodwrick M. Cook

      /s/ Richard H. Deihl            Director                 February 26,
------------------------------------                               1996
          Richard H. Deihl

         /s/ John Gavin               Director                 February 26,
------------------------------------                               1996
             John Gavin

        /s/ Hanna H. Gray             Director                 February 26,
------------------------------------                               1996
           Hanna H. Gray

      /s/ Philip M. Hawley            Director                 February 26,
------------------------------------                               1996
          Philip M. Hawley

         /s/ Kent Kresa               Director                 February 26,
------------------------------------                               1996
             Kent Kresa

     /s/ David T. McLaughlin          Director                 February 26,
------------------------------------                               1996
        David T. McLaughlin

      /s/ John B. Slaughter           Director                 February 26,
------------------------------------                               1996
         John B. Slaughter

         /s/ Henry Wendt              Director                 February 26,
------------------------------------                               1996
            Henry Wendt

      /s/ Allan L. Comstock           Vice President and       February 26,
------------------------------------   Controller                  1996
    Allan L. Comstock Principal
         accounting officer

                                                                     SCHEDULE II

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            (IN MILLIONS OF DOLLARS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         (COLUMN A)          (COLUMN B)    (COLUMN C)    (COLUMN D) (COLUMN E)
------------------------------------------------------------------------------
                                           ADDITIONS
                                        ----------------
                             BALANCE AT CHARGED CHARGED  DEDUCTIONS BALANCE AT
                             BEGINNING    TO    TO OTHER    FROM     CLOSE OF
        DESCRIPTION          OF PERIOD  INCOME  ACCOUNTS  RESERVES    PERIOD
------------------------------------------------------------------------------
YEAR 1995
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 15        5      --         4(a)     $ 16
  Affiliated companies
   accounted for on the
   equity method............       8       --      --        --           8
  Other investments and
   long-term receivables....      50       --      --        50          --
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     848       65      --        31         882
  Reduction in force........     177       --      --       102          75
  Insurance ................     202       47      --        48         201
  Environmental remediation.     670      101      --       113         658
  Other.....................     249       15      --        63         201

YEAR 1994
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 14        2      --         1(a)     $ 15
  Affiliated companies
   accounted for on the
   equity method............       8       --      --        --           8
  Other investments and
   long-term receivables....      50       --      --        --          50
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     788       87      --        27         848
  Reduction in force........      91      179      --        93         177
  Insurance ................     185       56      --        39         202
  Environmental remediation.     648      138      --       116         670
  Other.....................     326      132      --       209         249

YEAR 1993
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 15        2      --         3(a)     $ 14
  Affiliated companies
   accounted for on the
   equity method............       8       --      --        --           8
  Other investments and
   long-term receivables....      43        7      --        --          50
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     716      136      --        64         788
  Reduction in force........      97       57      --        63          91
  Insurance ................     196       35      --        46         185
  Environmental remediation.     682      172      --       206         648
  Other.....................     308      109      --        91         326

--------
(a) Write-off for uncollectible accounts, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION

3.1 Restated Certificate of Incorporation of Atlantic Richfield Company ("ARCO") as of June 27, 1994, filed with the Securities and Exchange Commission (the "Commission") as Exhibit 3 to ARCO's report on
          Form 10-Q for the quarterly period ended June 30, 1994, under File No. 1-1196 and incorporated herein by reference.

3.2 By-Laws of ARCO as amended through January 23, 1989, filed with the Commission as Exhibit 3.2 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

4.1 Rights Agreement dated as of July 24, 1995 between ARCO and First Chi-cago Trust Company of New York, as Rights Agent, filed with the Com-mission as Exhibit 4 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1995, under File No. 1-1196 and incorporated herein by reference.

4.2 Indenture dated as of May 15, 1985 between ARCO and The Chase Manhat-tan Bank, N.A., filed as Exhibit 4.4 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1985, under File No. 1-1196 and incorporated herein by reference.

4.3 Indenture, dated as of January 1, 1992, between ARCO and The Bank of New York, filed with the Commission on January 6, 1992 as Exhibit 4.3 to ARCO's Registration Statement on Form S-3 (No. 33-44925) and incor-porated herein by reference.

4.4 Instruments defining the rights of holders of long-term debt which is not registered under the Securities Exchange Act of 1934 are not filed because the total amount of securities authorized under any such in-strument does not exceed 10% of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

10.1(a)* Atlantic Richfield Company Supplementary Executive Retirement Plan, as adopted by the Board of Directors of ARCO on March 26, 1990 and effec-tive as of October 1, 1990, filed with the Commission as Exhibit 10.2 to ARCO's report on Form 10-K for the year 1990, under File No. 1-1196 and incorporated herein by reference.

10.1(b)* Amendment No. 1 to the Atlantic Richfield Company Supplementary Execu-tive Retirement Plan, effective as of March 22, 1993, filed with the Commission as Exhibit 10 to ARCO's report on Form 10-Q for the quar-terly period ended June 30, 1993, under File No. 1-1196 and incorpo-rated herein by reference.

10.1(c)* Amendment No. 2 to the Atlantic Richfield Company Supplementary Execu-tive Retirement Plan, effective as of February 28, 1994, filed here-with.

10.2(a)* Atlantic Richfield Company Executive Deferral Plan, as adopted by the Board of Directors of the Company on March 26, 1990 and effective as of October 1, 1990, filed with the Commission as Exhibit 10.3 to AR-CO's report on Form 10-K for the year 1990, under File No. 1-1196 and incorporated herein by reference.

10.2(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Deferral Plan, effective as of July 27, 1992, filed with the Commission as Ex-hibit 10.2(b) to ARCO's report on Form 10-K for the year 1992, under File No. 1-1196 and incorporated herein by reference.

10.2(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Deferral Plan, effective as of February 28, 1994, filed herewith.

10.3* Atlantic Richfield Executive Medical Insurance Plan-Summary Plan De-scription, effective as of January 1, 1994, filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196, and incorporated herein by reference.


EXHIBIT                           DESCRIPTION
 10.4(a)*    Atlantic Richfield Company Executive Supplementary Savings Plan II, as
             amended, restated and effective as of July 1, 1988, filed with the
             Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year
             1988, under File No. 1-1196 and incorporated herein by reference.

 10.4(b)*    Amendment No. 1 to the Atlantic Richfield Company Executive Supplemen-
             tary Savings Plan II, as amended and effective as of January 1, 1989, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form
             10-K for the year 1989, under File No. 1-1196 and incorporated herein by reference.

 10.4(c)*    Amendment No. 2 to the Atlantic Richfield Company Executive Supplemen-
             tary Savings Plan II, as amended and effective as of July 1, 1994, filed with the Commission as Exhibit 10.4(c) to ARCO's report on Form
             10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

 10.5*       Atlantic Richfield Company Policy on Financial Counseling and Individ-
             ual Income Tax Service, as revised and effective January 1, 1994, filed with the Commission as Exhibit 10.5 to ARCO's report on Form
             10- K for the year 1994, under File No. 1-1196 and incorporated herein by  reference.

 10.6(a)*    Annual Incentive Plan, as adopted by the Board of Directors of ARCO on
             November 26, 1984, and effective as of that date, as amended through
             February 28, 1994, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and in-
             corporated herein by reference.

 10.6(b)*    Amendment No. 3 to the Annual Incentive Plan, effective as of January
             1, 1995, filed herewith.

 10.7*       Atlantic Richfield Company's 1985 Executive Long-Term Incentive Plan,
             as adopted by the Board of Directors of ARCO on May 28, 1985, and ef-
             fective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.7 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by refer-
             ence.

 10.8*       Atlantic Richfield Company Executive Life Insurance Plan--Summary Plan
             Description, effective as of January 1, 1994, filed with the Commis-
             sion as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

 10.9(a)*    Atlantic Richfield Company Executive Long-Term Disability Plan--Sum-
             mary Plan Description, effective as of January 1, 1994, filed with the
             Commission as Exhibit 10.9 to ARCO's report on Form 10-K for the year
             1993, under File No. 1-1196 and incorporated herein by reference.

 10.9(b)*    Amendment No. 1 to the Atlantic Richfield Company Executive Long-Term
             Disability Plan, effective as of February 28, 1994, filed herewith.

 10.10 Form of Indemnity Agreement adopted by the Board of Directors of ARCO on January 26, 1987 and executed in February 1987 by ARCO and each of its directors and officers, included in Exhibit A to the 1987 Proxy
             Statement, filed with the Commission under File No. 1-1196 and incor-porated herein by reference.

 10.11*      Retirement Plan for Outside Directors effective as of October 1, 1990, as amended March 31, 1993, filed with the Commission as Exhibit 10 to
             ARCO's report on Form 10-Q for the quarterly period ended March 31,
             1993, under File No. 1-1196 and incorporated herein by reference.

 10.12(a)*   Stock Option Plan for Outside Directors effective as of December 17,
             1990, filed with the Commission as Exhibit 10.14 to ARCO's report on
             Form 10-K for the year 1990, under File No. 1-1196 and incorporated herein by reference.

 10.12(b)*   Amendment No. 1 to the Stock Option Plan for Outside Directors, effec-
             tive as of June 22, 1992, filed with the Commission as Exhibit
             10.13(b) to ARCO's report on Form 10-K for the year 1992, under File
             No. 1-1196 and incorporated herein by reference.

EXHIBIT                            DESCRIPTION

10.13(a)* Deferral Plan for Outside Directors, effective as of October 1, 1990, filed herewith.

10.13(b)* Amendment No. 1 to the Deferral Plan for Outside Directors, effective as of July 27, 1992, filed herewith.

10.14* Special Incentive Plan, as adopted by the Board of Directors of ARCO on February 28, 1994, and as effective on that date, is included in Appendix C of Registrant's Proxy Statement filed with the Commission under File No. 1-1196 and incorporated herein by reference.

22        Subsidiaries of the Registrant.

23        Consent of Coopers & Lybrand L.L.P.

27        Financial Data Schedule.
--------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.