Form 10-Q
period 1996-03-31
ATLANTIC RICHFIELD CO /DE
filed 1996-05-09
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended March 31, 1996
Commission file number 1-1196
                             ________________

                        ATLANTIC RICHFIELD COMPANY
          (Exact name of registrant as specified in its charter)
                             ________________

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

      Number of shares of Common Stock, $2.50 par value, outstanding as of March 31, 1996: 160,838,120.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
(Millions except per share amounts)                         1996        1995
                                                            ----        ----
Revenues
  Sales and other operating revenues,
    including excise taxes. . . . . . . . . . . . . . .    $4,534      $4,244
  Income from equity investments. . . . . . . . . . . .        17          74
  Interest. . . . . . . . . . . . . . . . . . . . . . .        52          59
  Other revenues. . . . . . . . . . . . . . . . . . . .       157          80
                                                            -----       -----
                                                            4,760       4,457
                                                            -----       -----
Expenses
  Trade purchases . . . . . . . . . . . . . . . . . . .     1,674       1,568
  Operating expenses. . . . . . . . . . . . . . . . . .       753         704
  Selling, general and administrative expenses. . . . .       415         402
  Depreciation, depletion and amortization. . . . . . .       404         412
  Exploration expenses (including undeveloped
    leasehold amortization) . . . . . . . . . . . . . .       100          90
  Excise taxes. . . . . . . . . . . . . . . . . . . . .       378         350
  Taxes other than excise and income taxes. . . . . . .       217         194
  Interest. . . . . . . . . . . . . . . . . . . . . . .       173         203
  Unusual items . . . . . . . . . . . . . . . . . . . .        26          -
                                                            -----       -----
                                                            4,140       3,923
                                                            -----       -----
Income before income taxes and minority interest. . . .       620         534
Provision for taxes on income . . . . . . . . . . . . .       220         185
Minority interest in earnings of subsidiaries . . . . .        30          27
                                                            -----       -----
Net Income. . . . . . . . . . . . . . . . . . . . . . .    $  370      $  322
                                                            =====       =====
Earned per Share. . . . . . . . . . . . . . . . . . . .    $ 2.26      $ 1.97
                                                            =====       =====
Cash Dividends Paid per Share of Common Stock . . . . .    $1.375      $1.375
                                                            =====       =====

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                      March 31,   December 31,
                                                        1996          1995
                                                        ----          ----
                                                           (Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . . .    $ 1,624       $ 1,537
  Short-term investments. . . . . . . . . . . . . .      1,779         1,569
  Accounts receivable . . . . . . . . . . . . . . .      1,670         1,684
  Inventories . . . . . . . . . . . . . . . . . . .        935           877
  Prepaid expenses and other current assets . . . .        294           221
                                                        ------        ------
  Total current assets. . . . . . . . . . . . . . .      6,302         5,888
                                                        ------        ------
Investments and long-term receivables:
  Investments accounted for on the equity method. .        726           711
  Other investments and long-term receivables . . .        559           550
                                                        ------        ------
                                                         1,285         1,261
                                                        ------        ------
Fixed assets:
  Property, plant and equipment . . . . . . . . . .     32,995        32,544
  Less accumulated depreciation, depletion
    and amortization  . . . . . . . . . . . . . . .     17,533        17,189
                                                        ------        ------
                                                        15,462        15,355
                                                        ------        ------
Deferred charges and other assets . . . . . . . . .      1,459         1,495
                                                        ------        ------
Total assets. . . . . . . . . . . . . . . . . . . .    $24,508       $23,999
                                                        ======        ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                       March 31,  December 31,
                                                         1996         1995
                                                         ----         ----
                                                             (Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . .    $ 1,236      $ 1,174
  Accounts payable. . . . . . . . . . . . . . . . .      1,128        1,145
  Long-term debt due within one year. . . . . . . .        183          184
  Taxes payable, including excise taxes . . . . . .        533          303
  Accrued interest. . . . . . . . . . . . . . . . .        135          153
  Other . . . . . . . . . . . . . . . . . . . . . .      1,116        1,004
                                                        ------       ------
  Total current liabilities . . . . . . . . . . . .      4,331        3,963
                                                        ------       ------
Long-term debt. . . . . . . . . . . . . . . . . . .      6,668        6,708
Deferred income taxes . . . . . . . . . . . . . . .      2,635        2,637
Other deferred liabilities and credits. . . . . . .      3,491        3,456
Minority interest . . . . . . . . . . . . . . . . .        496          477
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . . .          1            1
  Common stock. . . . . . . . . . . . . . . . . . .        402          402
  Capital in excess of par value of stock . . . . .        624          632
  Retained earnings . . . . . . . . . . . . . . . .      5,964        5,816
  Pension liability adjustment. . . . . . . . . . .        (60)         (60)
  Foreign currency translation. . . . . . . . . . .        (30)         (17)
  Net unrealized loss on investments. . . . . . . .         (9)         (11)
  Treasury stock, at cost . . . . . . . . . . . . .         (5)          (5)
                                                        ------       ------
  Total stockholders' equity. . . . . . . . . . . .      6,887        6,758
                                                        ------       ------
Total liabilities and stockholders' equity. . . . .    $24,508      $23,999
                                                        ======       ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            1996        1995
                                                            ----        ----
                                                               (Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . .  $  370      $  322
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . . .     404         412
  Dry hole expense and undeveloped leasehold amortization     48          36
  Net gain on asset sales. . . . . . . . . . . . . . . .     (26)         (8)
  Income from equity investments . . . . . . . . . . . .     (17)        (74)
  Dividends from equity investments. . . . . . . . . . .      27          21
  Minority interest in earnings of subsidiaries. . . . .      30          27
  Cash payments greater than noncash provisions. . . . .     (27)       (210)
  Deferred income taxes. . . . . . . . . . . . . . . . .       7          (4)
  Changes in accounts receivable, inventories
   and accounts payable. . . . . . . . . . . . . . . . .     (58)        (84)
  Changes in other working capital accounts. . . . . . .      59           8
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      23         (57)
                                                           -----       -----
    Net cash provided by operating activities. . . . . .     840         389
                                                           -----       -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs) .    (352)       (353)
  Net cash provided (used) by short-term investments . .    (218)        677
  Proceeds from asset sales. . . . . . . . . . . . . . .      26          45
  Investments and long-term receivables. . . . . . . . .     (21)          1
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      17        (112)
                                                           -----       -----
    Net cash provided (used) by investing activities . .    (548)        258
                                                           -----       -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . .     (79)       (470)
  Proceeds from issuance of long-term debt . . . . . . .      45         149
  Net cash provided (used) by notes payable. . . . . . .      72        (324)
  Dividends paid . . . . . . . . . . . . . . . . . . . .    (222)       (222)
  Treasury stock purchases . . . . . . . . . . . . . . .     (14)        (11)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      (5)         (4)
                                                           -----       -----
    Net cash used by financing activities. . . . . . . .    (203)       (882)
                                                           -----       -----
Effect of exchange rate changes on cash. . . . . . . . .      (2)          5
                                                           -----       -----
Net increase (decrease) in cash and cash equivalents . .      87        (230)

Cash and cash equivalents at beginning of period . . . .   1,537       1,394
                                                           -----       -----
Cash and cash equivalents at end of period . . . . . . .  $1,624      $1,164
                                                           =====       =====

     The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.  Accounting Policies.

Basis of Presentation.

      The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform to classifications adopted in 1996. In the opinion of the Company, the financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.

Sales of Stock by a Subsidiary.

      Gains or losses arising from issuances by a subsidiary of its own stock are recorded in ARCO's Consolidated Income Statement.


NOTE B.  Restructuring Program.

      During 1993 and 1994, ARCO announced restructuring programs under which approximately 3,700 positions were to be eliminated. Both programs have been completed. The following summarizes the costs related to each program:

($ Millions)                 Funded         Unfunded
                 Actual      long-term      long-term      Short-term
              Terminations   Benefits (a)   Benefits (b)   Benefits (c)   Total
              ------------   ------------   ------------   ------------   -----
1993 Program     1,189          $ 35           $ 5            $ 65         $105
1994 Program     2,589           130            70             157          357
                 -----           ---            --             ---          ---
Total            3,778          $165           $75            $222         $462
                 =====           ===            ==             ===          ===
________________

(a) Enhanced pension benefits to be paid from assets of qualified pension plans after retirement of recipient.

(b) Enhanced non-qualified pension benefits and postretirement medical and life insurance benefits. Benefits will be paid after retirement over the life of the recipient.

(c) Severance and other ancillary benefits paid currently from Company funds.

An adjustment of $26 million was recorded as an unusual item in the first quarter 1996 to increase reserves from previously estimated amounts.

Through March 31, 1996, approximately $207 million of short-term benefits have been paid.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Investments.

      At March 31, 1996 and 1995, investments were primarily composed of U.S. Treasury securities, corporate debt instruments, and municipal securities and were principally included in short-term investments. Maturities generally ranged from one day to 20 months. At March 31, 1996, all investments were classified as available-for-sale ("AFS"); there were no investments considered held-to-maturity ("HTM"). AFS investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

      The following summarizes investments in securities, principally debt securities, at March 31:

         Millions                                1996             1995
                                                ------      ----------------
                                                  AFS         AFS      HTM
                                                  ---         ---      ---
     Aggregate fair value . . . . . . . . .     $1,832      $1,769    $  910
     Gross unrealized holding losses. . . .         19          35        -
     Gross unrealized holding gains . . . .        (12)         -         -
                                                 -----       -----     -----
     Amortized cost . . . . . . . . . . . .     $1,839      $1,804    $  910
                                                 =====       =====     =====

     Investment activity for the three months ended March 31 was as follows:

          Millions                              1996              1995
                                               ------        ----------------
                                                AFS            AFS       HTM
                                                ---            ---       ---
     Gross purchases. . . . . . . . . . . .    $1,321        $  698    $1,293
     Gross sales. . . . . . . . . . . . . .       531           854        -
     Gross maturities . . . . . . . . . . .     1,050            36     1,624

      Gross   realized  gains  and  losses  were  insignificant  and   were
determined by the specific identification method.


NOTE D.  Inventories.

      Inventories at March 31, 1996 and December 31, 1995 comprised the following:

                                                     March 31,   December 31,
                                                       1996          1995
                                                       ----          ----
                                                           (Millions)
     Crude oil and petroleum products. . . . . . .     $232          $184
     Chemical products . . . . . . . . . . . . . .      430           423
     Other products. . . . . . . . . . . . . . . .       30            32
     Materials and supplies. . . . . . . . . . . .      243           238
                                                        ---           ---
       Total . . . . . . . . . . . . . . . . . . .     $935          $877
                                                        ===           ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE E.  Capital Stock.

      Detail of the Company's capital stock was as follows:

                                                     March 31,    December 31,
                                                        1996          1995
                                                        ----          ----
                                                           (Thousands)
$3.00 Cumulative convertible preference stock,
  par $1 . . . . . . . . . . . . . . . . . . . . .   $     66       $     66
$2.80 Cumulative convertible preference stock,
  par $1 . . . . . . . . . . . . . . . . . . . . .        716            731
Common stock, par $2.50. . . . . . . . . . . . . .    402,199        402,199
                                                      -------        -------
    Total. . . . . . . . . . . . . . . . . . . . .   $402,981       $402,996
                                                      =======        =======

NOTE F.  Capitalization of Interest.

      Interest expense excludes capitalized interest of $5 million and $12 million for the three-month periods ended March 31, 1996 and 1995, respectively.


NOTE G.  Income Taxes.

      Provision for taxes on income:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1996        1995
                                                          ----        ----
                                                             (Millions)
     Federal:
       Current . . . . . . . . . . . . . . . . . . . .    $ 147      $ 140
       Deferred. . . . . . . . . . . . . . . . . . . .        5         (2)
                                                           ----       ----
                                                            152        138
                                                           ----       ----
     Foreign:
       Current . . . . . . . . . . . . . . . . . . . .       39         22
       Deferred. . . . . . . . . . . . . . . . . . . .        2          1
                                                           ----       ----
                                                             41         23
                                                           ----       ----
     State:
       Current . . . . . . . . . . . . . . . . . . . .       27         27
       Deferred. . . . . . . . . . . . . . . . . . . .       -          (3)
                                                           ----       ----
                                                             27         24
                                                           ----       ----
         Total . . . . . . . . . . . . . . . . . . . .    $ 220      $ 185
                                                           ====       ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

      Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                    Three Months Ended
                                                         March 31,
                                         -------------------------------------
                                               1996                 1995
                                         ----------------    -----------------
                                                  Percent              Percent
                                                     of                   of
                                                  Pretax               Pretax
                                         Amount   Income     Amount    Income
                                         ------   -------    ------    -------
                                                       (Millions)
Income before income taxes and
  minority interest . . . . . . . . .     $620     100.0      $534      100.0
                                           ===     =====       ===      =====

Tax at federal statutory rate . . . .     $217      35.0      $187       35.0
Increase (reduction) in taxes
 resulting from:
  Dividend exclusion. . . . . . . . .       (3)      (.5)      (18)      (3.4)
  Taxes on foreign income in excess
    of statutory rate . . . . . . . .       17       2.7        16        3.0
  State income taxes (net of federal
    effect) . . . . . . . . . . . . .       18       2.9        16        3.0
  Tax credits . . . . . . . . . . . .      (22)     (3.5)      (18)      (3.4)
  Other . . . . . . . . . . . . . . .       (7)     (1.1)        2         .4
                                           ---      ----       ---       ----
Provision for taxes on income . . . .     $220      35.5      $185       34.6
                                           ===      ====       ===       ====

NOTE H.  Earned Per Share.

      Earned per share is based on the average number of common shares outstanding during each period, including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities.

      The information necessary for the calculation of earned per share is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1996       1995
                                                           ----       ----
                                                        (Millions of shares)
 Average number of common shares outstanding . . . . .    160.8      160.8
 Common stock equivalents  . . . . . . . . . . . . . .      2.5        2.6
                                                          -----      -----
    Total  . . . . . . . . . . . . . . . . . . . . . .    163.3      163.4
                                                          =====      =====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE I.  Supplemental Income Statement Information.

      Taxes other than excise and income taxes comprised the following:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            1996        1995
                                                            ----        ----
                                                               (Millions)
     Production/severance. . . . . . . . . . . . . . . .    $103        $ 89
     Property. . . . . . . . . . . . . . . . . . . . . .      47          48
     Other . . . . . . . . . . . . . . . . . . . . . . .      67          57
                                                             ---         ---
       Total . . . . . . . . . . . . . . . . . . . . . .    $217        $194
                                                             ===         ===

NOTE J.  Supplemental Cash Flow Information.

      Following is supplemental cash flow information for the three months ended March 31, 1996 and 1995:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1996       1995
                                                             ----       ----
                                                               (Millions)
   Gross sales and maturities of short-term investments .   $  702     $1,567
   Gross purchases of short-term investments. . . . . . .     (920)      (890)
                                                             -----      -----
   Net cash provided (used) by short-term investments . .   $ (218)    $  677
                                                             =====      =====

   Gross proceeds from issuance of notes payable. . . . .   $1,472     $1,892
   Gross repayments of notes payable. . . . . . . . . . .   (1,400)    (2,216)
                                                             -----      -----
   Net cash provided (used) by notes payable. . . . . . .   $   72     $ (324)
                                                             =====      =====

   Gross noncash provisions charged to income . . . . . .   $  132     $  108
   Cash payments of previously accrued items. . . . . . .     (159)      (318)
                                                             -----      -----
   Cash payments greater than noncash provisions. . . . .   $  (27)    $ (210)
                                                             =====      =====

      Interest paid during the three-month periods ended March 31, 1996 and 1995 was $191 million and $235 million, respectively.

      Income taxes paid during the three-month periods ended March 31, 1996 and 1995 were $47 million and $129 million, respectively.

      Excluded from the Consolidated Statement of Cash Flows for the three months ended March 31, 1996 was the accrual (in other accrued liabilities) of a signing bonus due a foreign state owned oil company of $225 million.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Summarized Financial Information.

      Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company in which Atlantic Richfield owned a 49.9% interest at March 31, 1996, was as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1996          1995
                                                          ----          ----
                                                              (Millions)
     Revenues (including sales to ARCO and
       ARCO Chemical Company). . . . . . . . . . . . .   $1,165        $1,174
     Sales to ARCO and ARCO Chemical Company . . . . .       64            90
     Operating income. . . . . . . . . . . . . . . . .       61           222
     Net income. . . . . . . . . . . . . . . . . . . .       24           127
          _____________________________

     ARCO's equity in net income of Lyondell . . . . .   $   12        $   64
     Cash dividends received from Lyondell . . . . . .        9             9

                         ________________________

                                                       March 31,  December 31,
                                                          1996        1995
                                                          ----        ----
                                                             (Millions)
     Current assets. . . . . . . . . . . . . . . . . .   $  817      $  678
     Noncurrent assets . . . . . . . . . . . . . . . .    2,100       1,928
     Current liabilities . . . . . . . . . . . . . . .      630         750
     Long-term debt. . . . . . . . . . . . . . . . . .    1,176         807
     Other liabilities . . . . . . . . . . . . . . . .      221         210
     Minority interest . . . . . . . . . . . . . . . .      505         459
     Stockholders' equity. . . . . . . . . . . . . . .      385         380

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Other Commitments and Contingencies.

      ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

      At March 31, 1996 and December 31, 1995, there were contingent liabilities primarily with respect to guarantees of securities of other issuers of approximately $32 million and $29 million, respectively.

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

      ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At March 31, 1996, the environmental remediation reserve was $652 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

      Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various insurance companies and other third parties. Most of these claims have been resolved. ARCO has neither recorded any asset nor reduced any liability in connection with unresolved claims.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter 1996 vs. First Quarter 1995


Consolidated Earnings

     The earnings increase in 1996 primarily reflected higher crude oil and natural gas prices, growing international and U.S. natural gas volumes and lower interest expense, partially offset by a decline in earnings from ARCO's chemical businesses, in particular its equity interest in Lyondell Petrochemical Company ("Lyondell").

      The 1996 first quarter included a net benefit from special items of approximately $28 million after tax. Benefits from insurance settlements and the sale of an interest in a crude oil pipeline were partially offset by final charges for previously reported personnel reductions and by other remediation-related charges.


Revenues

             Millions                                   1996        1995
                                                        ----        ----
        Sales and other operating revenues
          Upstream . . . . . . . . . . . . . . . .     $2,211      $2,156
          Downstream . . . . . . . . . . . . . . .      2,976       2,941
          Intersegment eliminations. . . . . . . .       (653)       (853)
                                                        -----       -----
              Total. . . . . . . . . . . . . . . .     $4,534      $4,244
                                                        =====       =====

      The increase in upstream sales and other operating revenues resulted primarily from higher crude oil and natural gas prices, increased natural gas marketing activity and higher natural gas produced volumes. Third-party sales of natural gas (proprietary and marketed volumes) increased to
3.4 billion cubic feet per day in the 1996 first quarter, up from 2.8 billion cubic feet per day in the 1995 first quarter. The majority of the increase was generated by Vastar Resources, Inc. ("Vastar"), where revenues increased from $489 million in first quarter 1995 to $759 million in first quarter 1996.

      The increased revenues from natural gas marketing activity were substantially offset by decreased crude oil marketing activity, as third party sales of petroleum liquids declined by 126,600 barrels per day in the 1996 first quarter, compared to the 1995 first quarter.

      Downstream sales and other operating revenues increased because of higher refined products volumes and prices. This increase was offset by a net decline in chemical products prices and volumes. Revenues of ARCO Chemical Company ("ARCO Chemical") decreased from $1,141 million in the 1995 first quarter to $982 million in the 1996 first quarter.

      The higher average crude oil and natural gas prices realized by ARCO reflected a strong surge in prices throughout the first quarter of 1996. The combination of a colder than normal winter and a low level of inventories led to the increased prices. The price for West Texas intermediate crude oil fluctuated between $21.20 and $25.19 per barrel during the month of April, with recent prices close to the bottom of that range.

      The decrease in 1996 Income From Equity Investments primarily reflected a decline in earnings from ARCO's 49.9% equity interest in Lyondell.

      The increase in 1996 Other Revenues primarily reflected insurance settlements.


Expenses

      Trade purchases were higher primarily as a result of higher natural gas marketing activity and prices, partially offset by decreased crude oil trading activity.

      The higher operating expenses in 1996 were primarily incurred by the Company's refining and marketing and coal operations. These higher operating expenses reflected the impact of refinery turnarounds, a charge related to environmental and other remediation associated with refining and marketing operations and unscheduled maintenance and two longwall moves associated with coal operations.

      The lower interest expense reflected lower average long- and short-term debt balances outstanding and lower average short-term rates in 1996.

      Unusual items consisted of final charges for previously reported personnel reductions.


Upstream Earnings

               Millions (after tax)                     1996        1995
                                                        ----        ----
            Oil & Gas. . . . . . . . . . . . . . .      $275        $195
            Coal . . . . . . . . . . . . . . . . .      $  5        $ 16

      ARCO's earnings from worldwide oil and gas exploration and production operations benefited from higher crude oil and natural gas prices and growth in natural gas volumes. Worldwide exploration expenses were $100 million in the 1996 first quarter, compared to $90 million in last year's first quarter. The higher exploration expense was primarily geological and geophysical and dry hole costs in Vastar's natural gas operations.


Average Oil & Gas Prices

                                                        1996      1995
                                                        ----      ----
           U.S.
             Crude oil - per bbl
               Alaska  . . . . . . . . . . . . . .     $13.10    $10.62
               Lower 48, including Vastar. . . . .     $17.17    $15.53
               Composite average price . . . . . .     $14.17    $11.87
             Natural gas - per mcf . . . . . . . .     $ 1.58    $ 1.33

           International
             Crude oil - per bbl. . . . . . . . . .    $17.72    $16.32
             Natural gas - per mcf. . . . . . . . .    $ 2.60    $ 2.57

Petroleum Liquids and Natural Gas Production

                                                       1996        1995
                                                       ----        ----
           Net Production
           U.S.
             Petroleum liquids bbld . . . . . . . .   579,700    603,000
             Natural gas mmcfd. . . . . . . . . . .     1,055      1,031
             Barrels of oil equivalent (BOE). . . .   755,500    774,900

           International
             Petroleum liquids bbld . . . . . . . .    64,900     60,600
             Natural gas mmcfd. . . . . . . . . . .       793        640
             BOE. . . . . . . . . . . . . . . . . .   197,100    167,300

      The reduction in U.S. petroleum liquids production primarily resulted from natural field declines in Alaska, where natural field declines in the Prudhoe Bay and Kuparuk River fields were only partially offset by increased production from the Point McIntyre Area. The overall decline in petroleum liquids in the United States was partially offset by increased international production related to new production from the Blenheim oil field in the U.K. North Sea.

      The increase in U.S. natural gas production primarily resulted from various Gulf of Mexico fields and from the San Juan Basin, which are owned and produced by Vastar. ARCO holds an 82.3% interest in Vastar.

      The record international natural gas volumes in 1996 reflected increased production from ARCO's offshore Indonesia gas fields, ARCO's new South China Sea natural gas field, Yacheng 13, which began sales into Hong Kong on January 1, 1996, and the Southern Gas Basin in the North Sea. Each of these three areas increased production by approximately 50 million cubic feet per day compared to the 1995 first quarter.


Coal Operations

      The earnings decline in 1996 reflected higher operating costs, primarily because of unscheduled maintenance and two longwall moves and
lower   average  U.S.  coal  prices.  Increased  U.S.  sales   volumes   of
approximately 840,000 tons were more than offset by lower average prices for U.S. coal. Higher average prices for Australian coal were offset by a sales decrease of approximately 400,000 tons of Australian coal. Australian production was down as the result of inclement weather and other factors.


Downstream Earnings

             Millions (after tax)                          1996      1995
                                                           ----      ----
       Refining and marketing . . . . . . . . . . . . .     $15      $ 22
       Transportation . . . . . . . . . . . . . . . . .     $60      $ 50
       Intermediate chemicals and specialty products. .     $97      $115

Refining and Marketing Operations

     The refining and marketing results reflected the benefits of increased products sales volumes and prices offset by higher crude oil costs and the impact of refinery turnarounds. The 1996 results included an after-tax charge of approximately $8 million related to environmental and other remediation. The Company expects margins to improve in the second quarter, after the completion of turnarounds at the end of April, as product price increases catch up with crude oil price increases. Sales prices for the
Company's  refined  products   have  increased, particularly in California,
as a result of increasing prices for the feedstock for those refined products, clean-air standards in California that require specially formulated gasoline that is more expensive to produce than traditional fuel and production problems at refineries serving California.


West Coast Petroleum Products Sales

           Volumes (barrels/day)                       1996         1995
                                                       ----         ----
           Gasoline. . . . . . . . . . . . . . . .    261,300      251,500
           Jet . . . . . . . . . . . . . . . . . .    106,100       93,900
           Distillate. . . . . . . . . . . . . . .     75,000       66,700
           Other . . . . . . . . . . . . . . . . .     67,300       50,500
                                                      -------      -------
             Total . . . . . . . . . . . . . . . .    509,700      462,600
                                                      =======      =======

Transportation Operations

      The 1996 transportation results included a net benefit of approximately $15 million after tax primarily related to a gain on the sale of ARCO's interests in the Platte pipeline. Additionally, Trans Alaska Pipeline System volumes decreased 5% compared to the first quarter of 1995, while tariff revenues were also lower.


Intermediate Chemical and Specialty Products

      For the intermediate chemicals and specialty products segment, reflecting ARCO's 82.8% interest in ARCO Chemical, the 1996 earnings decline primarily reflected lower volumes for most products and reductions in styrene monomer ("SM") and methyl tertiary butyl ether ("MTBE") margins. The lower SM and MTBE margins more than offset higher propylene oxide ("PO") and derivatives margins.

      Lower worldwide SM demand resulted in significantly lower SM margins as SM prices decreased more than raw materials costs. MTBE margins declined as a result of lower domestic prices and short-term operating problems at a European plant. Domestic MTBE prices decreased from first quarter 1995 levels when MTBE prices were affected by the high market price of methanol, an MTBE feedstock.

      Propylene oxide and derivatives margins improved primarily as a result of higher sales prices for PO derivatives and lower raw materials costs. PO derivative prices were higher primarily due to price increases implemented during mid-1995. The higher PO and derivatives margins were partially partially offset by lower PO and derivatives volumes.

Equity Affiliate

      ARCO earned $12 million from its 49.9% equity interest in Lyondell in the first quarter of 1996, compared to $64 million in the first quarter of 1995. The decline in earnings resulted primarily from a significant drop in petrochemicals margins and a major decrease in methanol sales prices.


Liquidity and Capital Resources

                Millions                                    1996
                                                            ----
           Cash flow provided (used) by:
             Operations . . . . . . . . . . . . . . . .    $ 840
             Investing activities . . . . . . . . . . .    $(548)
             Financing activities . . . . . . . . . . .    $(203)

      The net cash used by investing activities in the first quarter 1996 included expenditures for additions to fixed assets of $352 million and an increase in short-term investments of $218 million. The Company expects total capital expenditures to approximate $2 billion for the full year 1996.

      The net cash used in financing activities in the first quarter of 1996 included repayments of long-term debt of $79 million and dividend payments of $222 million, partially offset by an increase of $72 million in the Company's short-term debt position and proceeds of $45 million from the issuance of long-term debt.

      Cash and cash equivalents and short-term investments totaled $3.4 billion, and short-term borrowings were $1.2 billion at the end of the first quarter of 1996.

      During the first quarter of 1996, ARCO purchased 125,000 shares of its common stock and contributed them to treasury in order to satisfy ARCO's obligations upon conversion of the $3.00 and $2.80 Preference Stocks and upon exercise of stock options.

      It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings. At this time it is not considered likely that there will be an underwritten public equity offering by a subsidiary similar to that by Vastar in July 1994.


Conversion of LUKoil Bonds

     ARCO purchased an additional 94,764 bonds convertible into 2.2% of the total outstanding shares of the Russian oil company LUKoil for $88.8 million. The transaction closed in April 1996.

     On April 6, 1996, the 94,764 bonds, along with 241,080 bonds purchased by ARCO in September 1995, were mandatorily converted into 57,093,480 shares of LUKoil, which is equivalent to approximately 8% of the total shares of LUKoil and an 8.8% ownership of LUKoil's voting shares.

Statements of Financial Accounting Standards Not Yet Adopted

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the
intrinsic   value-based  method  of  accounting  prescribed  by  Accounting
Principles  Board  ("APB")  No.  25,  "Accounting  for  Stock   Issued   to
Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. ARCO will continue to follow the provisions of APB No. 25 and accordingly, will make the pro forma disclosures, if material, required by SFAS No. 123 in its financial statements for the year ended December 31, 1996.

                           ____________________


      Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

      Reference is made to the Company's 1995 Form 10-K Report for information on legal proceeding matters reported therein.


Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company's annual meeting of stockholders was held on May 6, 1996. The stockholders elected all the Company's nominees for director and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1996. The votes were as follows:

         1.  Election of Directors.

                                               For              Withheld
                                           -----------          ---------
               Ronald J. Arnault           136,973,819          3,402,842
               Mike R. Bowlin              137,836,634          2,540,027
               Lodwrick M. Cook            137,225,971          3,150,690
               Richard H. Deihl            137,999,487          2,377,174
               Hanna H. Gray               137,752,074          2,424,587
               Philip M. Hawley            137,725,279          2,651,382
               David T. McLaughlin         138,052,803          2,323,858
               Henry Wendt                 138,118,424          2,258,237

         2.  Approval of appointment of Coopers & Lybrand L.L.P.

               For                         138,831,995
               Against                         967,333
               Abstain                         577,333

      In addition, the stockholders voted on the Stockholder's proposal with respect to guidelines for country selection.

               For                           7,875,043
               Against                     108,506,556
               Abstain                      11,686,769
               Broker Non-Votes             12,308,293

Item 5.  Other Information.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company desires to take advantage of the new "safe harbor" provisions contained in Section 27A of the Private Securities Litigation Reform Act and is including this statement in its first quarter 1996 Form 10-Q in order to do so. The Reform Act did not become law until late 1995.

      From time to time ARCO's management may wish to make forward-looking statements to inform more fully existing and potential security holders regarding various matters, including without limitation, projections regarding future income, oil and gas production, production and sales volumes of refined petroleum products and petrochemicals, replacement of oil and gas reserves, capital spending, as well as predictions as to the timing and success of specific projects. Such forward-looking statements are generally accompanied by words such as estimate, project, predict, or expect, that convey the uncertainty of future events or outcomes.

      The factors identified in this statement are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward looking projections. The Company does not intend to update these cautionary statements.


UPSTREAM FACTORS AFFECTING PERFORMANCE

Volatility and Level of Crude Oil and Gas Prices

      The Company's projections as to the level of future earnings are based on certain assumptions as to the future prices of crude oil and natural
gas.   These  price  assumptions are used for  planning  purposes  and  the
Company expects they will change over time. Any substantial or extended decline in the actual prices of crude oil and natural gas could have a material adverse effect on the Company's financial position, results of operations and on quantities of crude oil and natural gas reserves that may be economically produced. These prices historically have been volatile and may vary based on factors affecting commodities markets generally, such as political instability in producing regions, changes in market demand, and fluctuations in political, regulatory and economic climates throughout the world.

Ability to Maintain Production Rates and Replace Reserves

      Projecting future rates of oil and gas production is inherently imprecise. Producing oil and gas reservoirs generally have declining production rates. Production rates depend on a number of factors, including crude oil prices, market demand, and the political, economic and regulatory climate.

      The other major factor affecting production rates is the Company's ability to replace depleting reservoirs with new reserves through acquisition or exploration success. Exploration success is impossible to predict particularly over the short term, where results vary widely year to year; moreover, the ability to replace reserves over an extended period depends not only on the total volumes found, but on the cost of finding and developing such reserves. Depending on the general crude oil price environment, the Company's finding and development costs may not justify the use of resources to produce such reserves. There can be no assurances as to the level or timing of success, if any, that the Company will be able to achieve in acquiring or finding and developing additional reserves.

DOWNSTREAM FACTORS AFFECTING PERFORMANCE

      A substantial proportion of the Company's total income for the foreseeable future is expected to come from operations downstream of oil and gas production and sale, chiefly refining and marketing of gasoline and other products and chemical operations. It is possible that the Company could meet its projections for upstream operations and still fail to meet overall projections made in various forward looking statements.

Products

     The Company conducts significant refining and marketing operations in the five western states. Results of these operations will be significantly affected by changes in the volumes sold and the prices received on those
volumes.   These, in turn, are influenced by such factors  as  the  general economic condition of the western states, which affects the overall demand for gasoline and other refined products, the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions, environmental regulations issued by the state and federal government, including particularly regulations
dealing   with   gasoline   composition   and   characteristics.    Overall
profitability of the Company's refining and marketing operations depends heavily on the margin between the price of crude oil and/or purchased
products and the sales price of products produced and/or purchased.   These
margins may fluctuate depending upon changes in the price of crude oil  and
the  relative  supply/demand balance for products.   Political  constraints
either in the form of express legal requirements or general political pressure may also limit the margins otherwise available to the Company. The Company's projections as to the level of future earnings are dependent on producing and selling an increasing volume of refined products and achieving products margins substantially higher than those realized in 1995. Products volumes and margins historically have been volatile and may vary with factors such as the national and regional economy, market demand, regulatory changes, the price of crude oil, and the ability of regional refiners and the Company to provide a sufficient supply of refined products.

Chemical Operations

      ARCO derives a material portion of its net income from the chemical operations of its affiliates. Results of its chemical operations are influenced by changes in the cost of raw materials, the availability of substitutes, changes in the supply/demand balance, and actions taken by competitors to increase or decrease their production volumes. Earnings with respect to chemical operations typically are cyclical and show marked responses to changes in the overall economic climate. The Company's projections as to the level of future earnings are dependent on achieving volumes and margins for propylene oxide that are significantly above those realized in 1995. Volumes and margins for these petrochemical products are strongly influenced by national and world economic growth, market demand, the availability of substitutes, regulatory changes, the cost of raw materials, and the worldwide capacity to produce these petrochemical products.


EFFECT OF POLITICAL AND REGULATORY INSTABILITY ON COMPANY'S OPERATIONS

     The Company's ability to conduct acquisition, exploration, development and production of oil and gas interests is dependent on the political and regulatory climate in the particular geographic regions where the properties are located. The Company's ability to negotiate and implement specific products in a timely and favorable manner may be impacted by political considerations unrelated to or beyond the control of the Company. Political instability may result in insurgencies and military operations that could interfere with the Company's operating facilities located throughout the world. Possible political and regulatory actions by governments may affect future results in unpredictable ways.


OPERATING HAZARDS

      The Company's drilling operations are subject to various hazards common to the industry, including explosions, fires, and uncontrollable flows of oil and gas. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions. Similarly, the Company's refining and petrochemical operations are subject to explosions, fires, and damage from severe weather conditions.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         27   Financial Data Schedule.

    (b)  Reports on Form 8-K.

         No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996 and through the date hereof.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ATLANTIC RICHFIELD COMPANY
                                                    (Registrant)


Dated:  May 8, 1996                             /s/ ALLAN L. COMSTOCK
                                             -----------------------------
                                                  ALLAN L. COMSTOCK
                                             Vice President and Controller
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)