Form 10-Q
period 1996-06-30
ATLANTIC RICHFIELD CO /DE
filed 1996-08-07
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended June 30, 1996
Commission file number 1-1196
                             ________________

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

    Number of shares of Common Stock, $2.50 par value, outstanding as of June 30, 1996: 160,833,020.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------   ----------------
(Millions except per share amounts)       1996      1995       1996      1995
                                          ----      ----       ----      ----
Revenues
  Sales and other operating revenues,
    including excise taxes . . . . . .  $4,960    $4,423     $9,494    $8,667
  Income from equity investments . . .      11        81         28       155
  Interest . . . . . . . . . . . . . .      49        55        101       114
  Other revenues . . . . . . . . . . .      54       126        211       206
                                         -----     -----      -----     -----
                                         5,074     4,685      9,834     9,142
                                         -----     -----      -----     -----
Expenses
  Trade purchases. . . . . . . . . . .   1,866     1,554      3,540     3,122
  Operating expenses . . . . . . . . .     751       758      1,494     1,455
  Selling, general and administrative
    expenses . . . . . . . . . . . . .     469       443        894       852
  Depreciation, depletion and
    amortization . . . . . . . . . . .     399       407        803       819
  Exploration expenses (including
    undeveloped leasehold amortization)    107       105        207       195
  Excise taxes . . . . . . . . . . . .     401       377        779       727
  Taxes other than excise and income
    taxes  . . . . . . . . . . . . . .     194       195        411       389
  Interest . . . . . . . . . . . . . .     167       197        340       400
  Unusual items. . . . . . . . . . . .      -         -          26        -
                                         -----     -----      -----     -----
                                         4,354     4,036      8,494     7,959
                                         -----     -----      -----     -----
Income before income taxes and
  minority interest. . . . . . . . . .     720       649      1,340     1,183
Provision for taxes on income. . . . .     261       227        481       412
Minority interest in earnings of
  subsidiaries . . . . . . . . . . . .      25        31         55        58
                                         -----     -----      -----     -----
Net Income . . . . . . . . . . . . . .  $  434    $  391     $  804    $  713
                                         =====     =====      =====     =====

Earned per Share . . . . . . . . . . .  $ 2.66    $ 2.39     $ 4.92    $ 4.36
                                         =====     =====      =====     =====
Cash Dividends Paid per Share of
  Common Stock . . . . . . . . . . . .  $1.375    $1.375     $ 2.75    $ 2.75
                                         =====     =====      =====     =====

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                   June 30,      December 31,
                                                     1996            1995
                                                     ----            ----
                                                          (Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $ 1,633          $ 1,537
  Short-term investments. . . . . . . . . . . . .    1,476            1,569
  Accounts receivable . . . . . . . . . . . . . .    1,554            1,684
  Inventories . . . . . . . . . . . . . . . . . .      975              877
  Prepaid expenses and other current assets . . .      383              221
                                                    ------           ------
  Total current assets. . . . . . . . . . . . . .    6,021            5,888
                                                    ------           ------
Investments and long-term receivables:
  Investments accounted for on the equity method.      733              711
  Other investments and long-term receivables . .      703              550
                                                    ------           ------
                                                     1,436            1,261
                                                    ------           ------
Fixed assets:
  Property, plant and equipment . . . . . . . . .   33,367           32,544
  Less accumulated depreciation, depletion
   and amortization . . . . . . . . . . . . . . .   17,824           17,189
                                                    ------           ------
                                                    15,543           15,355
                                                    ------           ------
Deferred charges and other assets . . . . . . . .    1,580            1,495
                                                    ------           ------
Total assets. . . . . . . . . . . . . . . . . . .  $24,580          $23,999
                                                    ======           ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                   June 30,      December 31,
                                                     1996            1995
                                                     ----            ----
                                                         (Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . .   $ 1,106         $ 1,174
  Accounts payable. . . . . . . . . . . . . . .     1,193           1,145
  Long-term debt due within one year. . . . . .        97             184
  Taxes payable, including excise taxes . . . .       435             303
  Accrued interest. . . . . . . . . . . . . . .       159             153
  Other . . . . . . . . . . . . . . . . . . . .     1,162           1,004
                                                   ------          ------
  Total current liabilities . . . . . . . . . .     4,152           3,963
                                                   ------          ------

Long-term debt. . . . . . . . . . . . . . . . .     6,619           6,708
Deferred income taxes . . . . . . . . . . . . .     2,628           2,637
Other deferred liabilities and credits. . . . .     3,540           3,456
Minority interest . . . . . . . . . . . . . . .       564             477
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . .         1               1
  Common stock. . . . . . . . . . . . . . . . .       402             402
  Capital in excess of par value of stock . . .       612             632
  Retained earnings . . . . . . . . . . . . . .     6,176           5,816
  Pension liability adjustment. . . . . . . . .       (60)            (60)
  Foreign currency translation. . . . . . . . .       (40)            (17)
  Net unrealized loss on investments. . . . . .        (8)            (11)
  Treasury stock, at cost . . . . . . . . . . .        (6)             (5)
                                                   ------          ------
  Total stockholders' equity. . . . . . . . . .     7,077           6,758
                                                   ------          ------
Total liabilities and stockholders' equity. . .   $24,580         $23,999
                                                   ======          ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                           ----------------
                                                            1996       1995
                                                            ----       ----
                                                               (Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . .   $  804     $  713
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . . .      803        819
  Dry hole expense and undeveloped leasehold amortization     108         92
  Net gain on asset sales. . . . . . . . . . . . . . . .      (40)       (11)
  Income from equity investments . . . . . . . . . . . .      (28)      (155)
  Dividends from equity investments. . . . . . . . . . .       42         38
  Minority interest in earnings of subsidiaries. . . . .       55         58
  Cash payments greater than noncash provisions. . . . .     (120)      (205)
  Deferred income taxes. . . . . . . . . . . . . . . . .       17         37
  Changes in accounts receivable, inventories
   and accounts payable. . . . . . . . . . . . . . . . .       83       (117)
  Changes in other working capital accounts. . . . . . .      (38)      (137)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      (14)       (61)
                                                            -----      -----
    Net cash provided by operating activities. . . . . .    1,672      1,071
                                                            -----      -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs) .     (873)      (752)
  Net cash provided by short-term investments. . . . . .       76        792
  Investment in LUKoil convertible bonds . . . . . . . .      (89)        -
  Proceeds from asset sales. . . . . . . . . . . . . . .       43         54
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      (12)       (89)
                                                            -----      -----
    Net cash provided (used) by investing activities . .     (855)         5
                                                            -----      -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . .     (208)      (573)
  Proceeds from issuance of long-term debt . . . . . . .       46        149
  Net cash used by notes payable . . . . . . . . . . . .      (69)      (283)
  Dividends paid . . . . . . . . . . . . . . . . . . . .     (444)      (443)
  Treasury stock purchases . . . . . . . . . . . . . . .      (39)       (24)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .       (5)        (8)
                                                            -----      -----
    Net cash used by financing activities. . . . . . . .     (719)    (1,182)
                                                            -----      -----
Effect of exchange rate changes on cash. . . . . . . . .       (2)        -
                                                            -----      -----
Net increase (decrease) in cash and cash equivalents . .       96       (106)

Cash and cash equivalents at beginning of period . . . .    1,537      1,394
                                                            -----      -----
Cash and cash equivalents at end of period . . . . . . .   $1,633     $1,288
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


NOTE B.  Investments.

    At June 30, 1996 and 1995, investments were primarily composed of U.S. Treasury securities, corporate debt instruments, and municipal securities and were principally included in short-term investments. Maturities generally ranged from one day to 23 months. At June 30, 1996, all investments were classified as available-for-sale ("AFS"); there were no investments considered held-to-maturity ("HTM"). AFS investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

    The following summarizes investments in securities, principally debt securities, as of June 30:

                                                1996            1995
                                              --------    ----------------
          Millions                              AFS         AFS      HTM
                                                ---         ---      ---
   Aggregate fair value . . . . . . . . . .   $1,644      $1,900     $400
   Gross unrealized holding losses. . . . .       12          24       -
   Gross unrealized holding gains . . . . .       (4)        (17)      -
                                               -----       -----      ---
   Amortized cost . . . . . . . . . . . . .   $1,652      $1,907     $400
                                               =====       =====      ===

    Investment activity for the six-month periods ended June 30 was as follows:

                                                1996              1995
                                               ------      -----------------
          Millions                              AFS          AFS       HTM
                                                ---          ---       ---
   Gross purchases. . . . . . . . . . . . .    $2,561      $1,701    $1,293
   Gross sales. . . . . . . . . . . . . . .       973       1,447        -
   Gross maturities . . . . . . . . . . . .     2,035         349     2,123

    For the three and six-month periods ended June 30, 1996 and 1995 gross realized gains and losses were insignificant and were determined by the specific identification method.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Inventories.

   Inventories at June 30, 1996 and December 31, 1995 comprised the following:

                                                   June 30,  December 31,
                                                     1996        1995
                                                     ----        ----
                                                        (Millions)
  Crude oil and petroleum products. . . . . . .     $ 235       $ 184
  Chemical products . . . . . . . . . . . . . .       455         423
  Other products. . . . . . . . . . . . . . . .        37          32
  Materials and supplies. . . . . . . . . . . .       248         238
                                                     ----        ----
     Total. . . . . . . . . . . . . . . . . . .     $ 975       $ 877
                                                     ====        ====

NOTE D.  Capital Stock.

   Detail of the Company's capital stock was as follows:

                                                    June 30,     December 31,
                                                      1996          1995
                                                      ----          ----
                                                         (Thousands)
$3.00 Cumulative convertible preference stock,
  par $1 . . . . . . . . . . . . . . . . . . . .    $     64      $     66
$2.80 Cumulative convertible preference stock,
  par $1 . . . . . . . . . . . . . . . . . . . .         696           731
Common stock, par $2.50. . . . . . . . . . . . .     402,199       402,199
                                                     -------       -------
  Total. . . . . . . . . . . . . . . . . . . . .    $402,959      $402,996
                                                     =======       =======

NOTE E.  Capitalization of Interest.

    Interest expense excluded capitalized interest of $7 million and $13 million, respectively, for the three-month periods ended June 30, 1996 and 1995, and $12 million and $25 million, respectively, for the six-month periods ended June 30, 1996 and 1995.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F.  Income Taxes.

   Provision for taxes on income:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    1996        1995         1996       1995
                                    ----        ----         ----       ----
                                                   (Millions)
Federal:
  Current . . . . . . . . . . . .   $190        $133         $337       $273
  Deferred. . . . . . . . . . . .      5          25           10         23
                                     ---         ---          ---        ---
                                     195         158          347        296
                                     ---         ---          ---        ---
Foreign:
  Current . . . . . . . . . . . .     26          34           65         56
  Deferred. . . . . . . . . . . .      5           8            7          9
                                     ---         ---          ---        ---
                                      31          42           72         65
                                     ---         ---          ---        ---
State:
  Current . . . . . . . . . . . .     35          19           62         46
  Deferred. . . . . . . . . . . .      -           8            -          5
                                     ---         ---          ---        ---
                                      35          27           62         51
                                     ---         ---          ---        ---
     Total. . . . . . . . . . . .   $261        $227         $481       $412
                                     ===         ===          ===        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

    Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                 Three Months Ended
                                                       June 30,
                                        --------------------------------------
                                              1996                 1995
                                        -----------------     ----------------
                                                  Percent              Percent
                                                    of                   of
                                                  Pretax               Pretax
                                        Amount    Income      Amount   Income
                                        ------    -------     ------   -------
                                                       (Millions)
Income before income taxes and
 minority interest  . . . . . . . . .  $ 720     100.0       $ 649     100.0
                                         ===     =====         ===     =====

Tax at federal statutory rate . . . .  $ 252      35.0       $ 227      35.0
Increase (reduction) in taxes
 resulting from:
   Dividend exclusion . . . . . . . .     (2)     (0.3)       (19)     (2.9)
   Taxes on foreign income in excess
    of statutory rate . . . . . . . .      6       0.8         23       3.5
   State income taxes (net of federal
    effect) . . . . . . . . . . . . .     22       3.1         17       2.6
   Tax credits. . . . . . . . . . . .    (24)     (3.3)       (17)     (2.6)
   Other. . . . . . . . . . . . . . .      7       1.0         (4)     (0.6)
                                         ---     -----        ---     -----
Provision for taxes on income . . . .  $ 261      36.3      $ 227      35.0
                                         ===     =====        ===     =====

                                                 Six Months Ended
                                                     June 30,
                                      ---------------------------------------
                                             1996                 1995
                                      ------------------    -----------------
                                                 Percent              Percent
                                                   of                   of
                                                 Pretax               Pretax
                                       Amount    Income      Amount   Income
                                       ------    ------      ------   -------
                                                      (Millions)
Income before income taxes and
 minority interest. . . . . . . . . .  $1,340     100.0      $1,183     100.0
                                        =====     =====       =====     =====

Tax at federal statutory rate . . . .  $  469      35.0      $  414      35.0
Increase (reduction) in taxes
 resulting from:
   Dividend exclusion . . . . . . . .      (5)     (0.4)        (37)     (3.1)
   Taxes on foreign income in excess
    of statutory rate . . . . . . . .      23       1.7          39       3.3
   State income taxes (net of federal
    effect) . . . . . . . . . . . . .      40       3.0          33       2.8
   Tax credits. . . . . . . . . . . .     (46)     (3.4)        (35)     (3.0)
   Other. . . . . . . . . . . . . . .       -         -          (2)     (0.2)
                                          ---     -----         ---     -----
Provision for taxes on income . . . .  $  481      35.9      $  412      34.8
                                          ===     =====         ===     =====

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

    The information necessary for the calculation of earned per share is as follows:

                                                         Three Months Ended
                                                               June 30,
                                                        --------------------
                                                          1996        1995
                                                          ----        ----
                                                        (Millions of Shares)
  Average number of common shares outstanding. . . . .   160.8       160.8
  Common stock equivalents . . . . . . . . . . . . . .     2.5         2.7
                                                         -----       -----
     Total . . . . . . . . . . . . . . . . . . . . . .   163.3       163.5
                                                         =====       =====

                                                          Six Months Ended
                                                               June 30,
                                                        -------------------
                                                          1996       1995
                                                          ----       ----
                                                       (Millions of Shares)

  Average number of common shares outstanding. . . . .   160.8       160.8
  Common stock equivalents . . . . . . . . . . . . . .     2.5         2.7
                                                         -----       -----
     Total . . . . . . . . . . . . . . . . . . . . . .   163.3       163.5
                                                         =====       =====


NOTE H.  Supplemental Income Statement Information.

   Taxes other than excise and income taxes comprised the following:

                                      Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                      ------------------     ----------------
                                        1996      1995        1996      1995
                                        ----      ----        ----      ----
                                                     (Millions)
Production/severance . . . . . . . .   $105       $ 94        $208      $183
Property . . . . . . . . . . . . . .     46         45          93        93
Other. . . . . . . . . . . . . . . .     43         56         110       113
                                        ---        ---         ---       ---
  Total. . . . . . . . . . . . . . .   $194       $195        $411      $389
                                        ===        ===         ===       ===

                                         -9-

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE I.  Supplemental Cash Flow Information.

   Following is supplemental cash flow information for the six months ended June 30, 1996 and 1995:

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                         1996        1995
                                                         ----        ----
                                                            (Millions)
Gross sales and maturities of short-term investments .   $ 1,618    $ 2,524
Gross purchases of short-term investments. . . . . . .    (1,542)    (1,732)
                                                          ------     ------
Net cash provided by short-term investments. . . . . .   $    76    $   792
                                                          ======     ======

Gross proceeds from issuance of notes payable. . . . .   $ 3,028    $ 4,670
Gross repayments of notes payable. . . . . . . . . . .    (3,097)    (4,953)
                                                          ------     ------
Net cash used by notes payable . . . . . . . . . . . .   $   (69)   $  (283)
                                                          ======     ======

Gross noncash provisions charged to income . . . . . .   $   206    $   212
Cash payments of previously accrued items. . . . . . .      (326)      (417)
                                                          ------     ------
Cash payments greater than noncash provisions. . . . .   $  (120)   $  (205)
                                                          ======     ======

    Interest paid during the six-month periods ended June 30, 1996 and 1995 was $334 million and $392 million, respectively.

    Income taxes paid during the six-month periods ended June 30, 1996 and 1995 were $395 million and $475 million, respectively.

    Excluded from the Consolidated Statement of Cash Flows for the six months ended June 30, 1996 was the accrual (in other accrued liabilities) of a signing bonus due a foreign state owned oil company of $225 million.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Summarized Financial Information.

    Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company in which Atlantic Richfield owned a 49.9 percent interest at June 30, 1996, was as follows:

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                     ------------------      ----------------
                                      1996        1995        1996      1995
                                      ----        ----        ----      ----
                                                     (Millions)
Revenues (including sales to ARCO
  and ARCO Chemical Company). . . .   $1,239    $1,370        $2,404   $2,544
Sales to ARCO and ARCO
  Chemical Company. . . . . . . . .       73        99           137      189
Operating income. . . . . . . . . .       45       237           106      459
Net income. . . . . . . . . . . . .       15       135            39      262

         ________________________


ARCO's equity in net income of
  Lyondell. . . . . . . . . . . . .        7        67            19      131
Cash dividends received from
  Lyondell. . . . . . . . . . . . .        9         9            18       18

                         ________________________

                                                  June 30,       December 31,
                                                    1996            1995
                                                    ----            ----
                                                         (Millions)
  Current assets. . . . . . . . . . . . . . . .     $  766          $  678
  Noncurrent assets . . . . . . . . . . . . . .      2,242           1,928
  Current liabilities . . . . . . . . . . . . .        718             750
  Long-term debt. . . . . . . . . . . . . . . .      1,134             807
  Other liabilities . . . . . . . . . . . . . .        233             210
  Minority interest . . . . . . . . . . . . . .        542             459
  Stockholders' equity. . . . . . . . . . . . .        381             380

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Other Commitments and Contingencies.

    ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

    Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the state of Alaska, the United States and private plaintiffs against Exxon, Alyeska Pipeline Service Company ("Alyeska") and Alyeska's owner companies (including ARCO, which owns approximately 21%). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies, on the other hand.

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

    ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. ARCO is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites. ARCO may in the future be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The amount of such future costs will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of the remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties. In addition, environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO.

    ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial where withal of the other responsible parties. At June 30, 1996, the environmental remediation reserve was $643 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

    ARCO's environmental remediation reserve covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party ("PRP") for 113 sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all of the PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the reserve. ARCO's future costs at these sites could exceed the amount accrued by as much as $700 million.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1996 vs. Second Quarter 1995


Consolidated Earnings

    The earnings increase in 1996 primarily reflected higher refining and marketing margins and volumes, higher crude oil and natural gas prices, increased natural gas volumes and lower interest expense. These combined improvements more than offset lower earnings from ARCO's chemical interests.

    The 1996 second quarter results included a net charge of $6 million after tax, primarily associated with future environmental remediation costs.

    The 1995 second quarter included a net benefit of $10 million after tax associated with insurance litigation settlements, partially offset by environmental and other charges.

Revenues

         Millions                                        1996       1995
                                                         ----       ----
         Sales and other operating revenues
           Upstream . . . . . . . . . . . . . . . .     $2,231     $2,284
           Downstream . . . . . . . . . . . . . . .      3,477      3,077
           Intersegment eliminations. . . . . . . .       (748)      (938)
                                                         -----      -----
             Total. . . . . . . . . . . . . . . . .     $4,960     $4,423
                                                         =====      =====

    Upstream sales and other operating revenues declined slightly as higher crude oil and natural gas prices, increased natural gas marketing activity and higher natural gas produced volumes were offset by decreased crude oil trading activity. Third party sales of petroleum liquids (both produced and purchased volumes) declined by 70,200 barrels per day in the 1996 second quarter, compared to the 1995 second quarter.

    Third-party sales of natural gas (produced and purchased volumes) increased to 3.3 billion cubic feet per day in the 1996 second quarter, up from 2.8 billion cubic feet per day in the 1995 second quarter. The majority of the increase was generated by Vastar Resources, Inc. ("Vastar"), where revenues increased from $493 million in second quarter
1995 to $668   million in second quarter 1996.

    Downstream sales and other operating revenues increased because of higher refined products prices and volumes, partially offset by a net decline in chemical products prices and volumes. Revenues of ARCO Chemical Company ("ARCO Chemical") decreased from $1,149 million in the 1995 second quarter to $959 million in the 1996 second quarter.

    The decrease in 1996 income from equity investments primarily reflected a decline in earnings from ARCO's 49.9 percent equity interest in Lyondell Petrochemical Company ("Lyondell").

   The decrease in 1996 other revenues primarily reflected the recording of insurance settlements in the second quarter of 1995.

Expenses

    Trade  purchases  were  higher primarily as  a  result  of  third-party purchases  of  crude  oil and refined products and  increased  natural  gas marketing activity. The higher third-party purchases of crude oil and refined products represented the combined effect of both higher prices and purchased volumes of crude oil and refined products in the 1996 second
quarter, compared  to  the  1995 second quarter.   These  increased  trade
purchases were partially offset
by decreased crude oil trading activity and lower trade purchases of chemical feedstocks due to lower chemical products production levels.

    The lower interest expense reflected lower average long-term debt balances outstanding in 1996.

Upstream Earnings

          Millions  (after tax)                              1996      1995
                                                             ----      ----
          Oil and Gas . . . . . . . . . . . . . . . . .      $305      $209
          Coal. . . . . . . . . . . . . . . . . . . . .      $ 22      $ 28

    ARCO's earnings from worldwide oil and gas exploration and production operations benefited from higher crude oil and natural gas prices and growth in natural gas volumes. Included in the 1996 second quarter results was a benefit of $15 million after tax related to a Trans Alaska Pipeline System ("TAPS") tariff refund.

Average Oil and Gas Prices

                                                             1996      1995
                                                             ----      ----
          U.S.
            Crude oil - per barrel (bbl)
              Alaska  . . . . . . . . . . . . . . . . . .    $16.08    $12.07
              Lower 48, including Vastar  . . . . . . . .    $18.93    $16.92
              Composite average price . . . . . . . . . .    $16.86    $13.34
            Natural gas - per thousand cubic feet (mcf) .    $ 1.67    $ 1.38

          International
            Crude Oil - per bbl . . . . . . . . . . . . .    $18.29    $17.23
            Natural gas - per mcf . . . . . . . . . . . .    $ 2.46    $ 2.58

Petroleum Liquids and Natural Gas Production

          Net Production                                    1996      1995
                                                            ----      ----
          U.S.
            Petroleum liquids - bbl/day . . . . . . . .   556,100    585,600
            Natural gas - mcf/day . . . . . . . . . . . 1,043,000    986,800
            Barrels of oil equivalent (BOE)/day*. . . .   729,900    750,100

          International
            Petroleum liquids - bbl/day . . . . . . . .     60,800    68,400
            Natural gas - mcf/day . . . . . . . . . . .    651,500   535,300
            BOE/day . . . . . . . . . . . . . . . . . .    169,400   157,600

          __________

          * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

    The reduction in U.S. petroleum liquids production primarily resulted from natural field declines in Alaska, where natural field declines in the Prudhoe Bay and Kuparuk River fields were only partially offset by increased production from the Point McIntyre Area. The decline in international petroleum liquids production resulted from the impact of crude oil prices on production sharing contracts in Indonesia.

    The increase in U.S. natural gas production resulted from continuing growth in San Juan Basin production and offshore production in the Gulf of Mexico. Most of ARCO's U.S. natural gas reserves are owned and produced by Vastar Resources, Inc., in which ARCO holds an 82.3 percent interest.

    The higher international natural gas volumes in 1996 reflected ARCO's new South China Sea gas field and increased production from Indonesia gas
fields.    The   South  China  Sea  gas  field  increased   production   by
approximately 61 million cubic feet per day and the Indonesia gas fields increased production by approximately 46 million cubic feet per day compared to the 1995 second quarter.

Coal Operations

    The earnings decline in 1996 reflected primarily lower earnings from Australian operations, caused by lower volumes and the exchange rate effect of a stronger Australian currency. A decrease of 12% in Australian volumes compared to second quarter 1995 resulted from equipment downtime and strikes. In the U.S., earnings were up slightly due to the net effect of volume expansions at all mines totaling 18% compared to second quarter 1995 offset by lower average prices.

Downstream Earnings

          Millions  (after tax)                              1996     1995
                                                             ----     ----
          Refining and marketing . . . . . . . . . . . .     $120     $ 27
          Transportation . . . . . . . . . . . . . . . .     $ 29     $ 45
          Intermediate chemicals and specialty products.     $ 75     $134

Refining and Marketing Operations

    The results in 1996 reflected higher refined product prices and sales volumes, partially offset by the impact of higher crude oil prices and increased operating costs. The volume increase was in gasoline sales and was partially offset by declines in jet fuel and distillate sales. The volume increase in other sales reflected the sale of intermediate product as a result of turnarounds in 1996. A majority of the increase in operating costs was associated with turnaround maintenance. The refining and marketing results in 1995 included $5 million after tax for
environmental  and  litigation-related  charges.   Sales  prices  for   the
company's refined products were higher in the second quarter of 1996, compared to the second quarter of 1995, particularly in California, as a result of higher prices for crude oil and increases in retail gasoline prices reflecting increased costs to produce specially formulated gasoline required by new clean-air standards. In addition, gasoline prices were higher as a result of tighter supplies of gasoline available for sale because of production problems at refineries serving California.

West Coast Petroleum Products Sales

          Volumes (Barrels/day)                              1996      1995
                                                             ----      ----
          Gasoline . . . . . . . . . . . . . . . . . .      262,700   249,800
          Jet. . . . . . . . . . . . . . . . . . . . .      111,800   114,400
          Distillate . . . . . . . . . . . . . . . . .       64,700    70,000
          Other. . . . . . . . . . . . . . . . . . . .       93,100    55,600
                                                            -------   -------
          Total. . . . . . . . . . . . . . . . . . . .      532,300   489,800
                                                            =======   =======

Transportation Operations

   The 1996 transportation results were negatively impacted by an after-tax charge of $14 million associated with a TAPS tariff refund reflected as a benefit in ARCO's oil and natural gas operations. Additionally, tariff revenues were lower, while TAPS volumes also decreased 8% compared with second quarter 1995.

Intermediate Chemical and Specialty Products

     For the intermediate chemicals and specialty products segment, reflecting ARCO's 82.8% interest in ARCO Chemical Company, the 1996 earnings decline primarily reflected lower styrene monomer ("SM") margins compared to the second quarter of 1995. SM margins were significantly lower as SM prices decreased substantially more than raw material costs. SM prices declined from last year's levels as weaker demand for styrene in Europe and Asia and increased worldwide capacity resulted in lower selling prices. Lower methyl tertiary butyl ether ("MTBE") margins and sales volumes also contributed to the earnings decline in 1996.

    The impact of lower propylene oxide ("PO") and derivatives volumes was
substantially  offset  by  higher  PO  and  derivatives  margins.   PO  and
derivatives margins improved primarily as a result of lower raw materials costs.

Equity Affiliate

   ARCO earned $7 million from its 49.9 percent equity interest in Lyondell in the second quarter of 1996. This compared to $67 million in the second quarter of 1995. The decline in earnings resulted primarily from lower petrochemicals margins as feedstock costs increased and prices dropped. The lower prices in the 1996 second quarter reflected a softer market, compared to the tighter market conditions for Lyondell's products in the 1995 second quarter.


Six-Month Period Ended June 30, 1996 vs. Same Six-Month Period 1995

Consolidated Earnings

    The earnings increase in the first six months of 1996 primarily reflected higher crude oil and natural gas prices, higher refining and marketing margins and volumes, increased natural gas volumes and lower interest expense. These combined improvements more than offset lower earnings from ARCO's chemical interests. The impact of higher refining and marketing margins primarily occurred in the second quarter 1996.

Revenues

          Millions                                           1996      1995
                                                             ----      ----
          Sales and other operating revenues
            Upstream . . . . . . . . . . . . . . . . . .   $4,442    $4,440
            Downstream . . . . . . . . . . . . . . . . .    6,453     6,018
            Intersegment eliminations. . . . . . . . . .   (1,401)   (1,791)
                                                            -----     -----
             Total . . . . . . . . . . . . . . . . . . .   $9,494    $8,667
                                                            =====     =====

    For  the  first  six months of 1996 upstream sales and other  operating revenues reflected higher crude oil and natural gas prices, increased natural gas marketing activity and higher natural gas produced volumes offset by decreased crude oil trading activity. Third party sales of petroleum liquids (both produced and purchased volumes) declined by 95,200 barrels per day in the first half of 1996, compared to the same period in 1995.

    Third-party sales of natural gas (produced and purchased volumes) increased to 3.4 billion cubic feet per day in the first half of 1996, up from 2.8 billion cubic feet per day in the same period in 1995. The majority of the increase was generated by Vastar, where revenues increased from $982 million in the first half of 1995 to $1.4 billion in the first half of 1996.

    For the first six months of 1996 downstream sales and other operating revenues increased because of higher refined products prices and volumes, partially offset by a net decline in chemical products prices and volumes. Revenues of ARCO Chemical decreased from $2,290 million in the first half of 1995 to $1,941 million in the first half of 1996.

    The decrease in income from equity investments for the first six months of 1996 primarily reflected a decline in earnings from ARCO's 49.9 percent equity interest in Lyondell.

Expenses

    Trade  purchases  were  higher primarily as  a  result  of  third-party purchases  of  crude  oil and refined products and  increased  natural  gas marketing activity. The higher third-party purchases of crude oil and refined products primarily represented the combined effect of both higher prices and purchased volumes of crude oil and refined products in the 1996 second quarter, compared to the 1995 second quarter. These increased trade purchases were partially offset by decreased crude oil trading activity and lower trade purchases of chemical feedstocks due to lower chemical products production levels.

   The lower interest expense reflected lower average long-term debt balances outstanding in 1996.

    The first six months of 1996 included unusual items of $26 million before tax related to final charges for previously reported personnel reductions.

Average Oil and Gas Prices

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                        1996        1995
                                                        ----        ----
       U.S.
         Crude oil - per bbl
           Alaska  . . . . . . . . . . . . . . . . .    $14.55      $11.34
           Lower 48, including Vastar. . . . . . . .    $18.05      $16.28
           Composite average price . . . . . . . . .    $15.49      $12.61
         Natural gas - per mcf . . . . . . . . . . .    $ 1.62      $ 1.30

       International
         Crude Oil - per bbl . . . . . . . . . . . .    $18.00      $16.80
         Natural gas - per mcf . . . . . . . . . . .    $ 2.54      $ 2.58

Financial Position and Liquidity

          Millions                                          1996
                                                            ----
          Cash flow provided (used) by:
          Operations. . . . . . . . . . . . . . . . . .    $1,672
          Investing activities. . . . . . . . . . . . .    $ (855)
          Financing activities. . . . . . . . . . . . .    $ (719)

    The net cash used by investing activities in the first six months of 1996 primarily included expenditures for additions to fixed assets of $873 million.

    The net cash used in financing activities in the first six months of 1996 primarily included dividend payments of $444 million, repayments of long-term debt of $208 million and a decrease of $69 million in the Company's short-term debt position.

    Cash  and  cash  equivalents and short-term  investments  totaled  $3.1 billion, and short-term borrowings were $1.1 billion at the end of the second quarter of 1996.

    It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.

Statements of Financial Accounting Standards Not Yet Adopted

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt
its  provisions for fiscal years beginning after  December 15, 1995.   SFAS
No. 123 encourages a fair value-based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the
intrinsic   value-based  method  of  accounting  prescribed  by  Accounting
Principles  Board  ("APB")  No.  25,  "Accounting  for  Stock   Issued   to
Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. ARCO will continue to follow the provisions of APB No. 25 and accordingly, will make the pro forma disclosures, if material, required by SFAS No. 123 in its financial statements for the year ended December 31, 1996.


                      _______________________________



    Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

1. Reference is made to the disclosure on page 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (hereinafter, the "1995 Form 10-K Report") regarding the suit brought by the City of New York and the New York City Housing Authority against former lead pigment manufacturers. Plaintiffs appealed the dismissal of their claims for restitution and indemnification and on June 27, 1996, the court of appeals unanimously reversed the trial court's order.

2. Reference is made to the disclosure on page 15 of the Company's 1995 Form 10-K Report regarding the German, et al. v. Federal Home Loan Mortgage Corp., et al. (Case No. 93 Civ 8941) matter. The City of New York, its Housing Authority, and the owner of the building where plaintiffs reside have filed cross-claims against ARCO, the other alleged former processors of lead pigment and paint, and the LIA seeking indemnification against or contribution toward any liability they (cross-claimants) may have to plaintiffs.

3.    Reference is made to the disclosure on page 15 of the Company's  1995
Form 10-K Report regarding Jefferson v. Lead Industries Association, Inc. (Case No. 95-2885). On June 3, 1996, the trial court dismissed the case. The plaintiff has appealed the decision.

4. Reference is made to the disclosure on pages 15-16 of the Company's 1995 Form 10-K Report regarding Tesch v. ARCO Alaska, Inc. (Case No. 3AN-95-
3320-CI).   On May 7, 1996, the court denied plaintiffs' motion  for  class certification and ordered further discovery with respect to the claims of the individual plaintiffs. The plaintiffs are not precluded from filing another motion for class certification.

5. On June 7, 1996, the case of Aguilar, et al. v. Atlantic Richfield, et al. (Case No 700810) was brought in the Superior Court of California for the County of San Diego against ARCO and eight other refiner-marketers of California Air Resources Board ("CARB") reformulated gasoline. The plaintiffs allege that the defendants conspired to restrict the supply, and thereby to raise the price, of CARB gasoline in violation of California state antitrust and unfair competition law. The plaintiffs seek to recover treble damages, restitution, attorneys fees, and injunctive relief on behalf of themselves and a purported class of California residents who bought CARB gasoline after March 1, 1996 other than for resale.

6. Reference is made to the Company's 1995 Form 10-K Report for information on other legal proceedings matters reported herein.


Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits.

           27     Financial Data Schedule.

     (b)   Reports on Form 8-K

           The following Current Report on Form 8-K was filed during the quarter ended June 30, 1996 and through the date hereof.

        Date of Report          Item No.           Financial Statements
        --------------          --------           --------------------
         July 22, 1996             5                        None

                                 SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ATLANTIC RICHFIELD COMPANY
                                                       (Registrant)

                                                   /s/ ALLAN L. COMSTOCK
Dated:  August 6, 1996                         ______________________________
                                                         (signature)
                                                    Allan L. Comstock
                                               Vice President and Controller
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)