Form 10-Q
period 1996-09-30
ATLANTIC RICHFIELD CO /DE
filed 1996-11-07
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended September 30, 1996
Commission file number 1-1196
                             ________________

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

    Number of shares of Common Stock, $2.50 par value, outstanding as of September 30, 1996: 160,819,021.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
(Millions except per share amounts)     1996      1995       1996      1995
                                        ----      ----       ----      ----
Revenues
  Sales and other operating revenues,
    including excise taxes . . . . . .  $5,149    $4,277     $14,643   $12,944
  Income from equity investments . . .      31        68          59       223
  Interest . . . . . . . . . . . . . .      46        48         147       162
  Other revenues . . . . . . . . . . .      53       121         264       327
                                         -----     -----      ------    ------
                                         5,279     4,514      15,113    13,656
                                         -----     -----      ------    ------
Expenses
  Trade purchases. . . . . . . . . . .   2,009     1,494       5,549     4,616
  Operating expenses . . . . . . . . .     798       775       2,292     2,230
  Selling, general and administrative
    expenses . . . . . . . . . . . . .     433       456       1,327     1,308
  Depreciation, depletion and
    amortization . . . . . . . . . . .     399       386       1,202     1,205
  Exploration expenses (including
    undeveloped leasehold amortization)    101       138         308       333
  Excise taxes . . . . . . . . . . . .     401       405       1,180     1,132
  Taxes other than excise and income
    taxes. . . . . . . . . . . . . . .     187       168         598       557
  Interest . . . . . . . . . . . . . .     160       181         500       581
  Unusual items. . . . . . . . . . . .       -         -          26         -
                                         -----     -----      ------    ------
                                         4,488     4,003      12,982    11,962
                                         -----     -----      ------    ------
  Income before income taxes and
    minority interest. . . . . . . . .     791       511       2,131     1,694
  Provision for taxes on income. . . .     287       172         768       584
  Minority interest in earnings of
    subsidiaries . . . . . . . . . . .      25        24          80        82
                                         -----     -----      ------    ------
Net Income . . . . . . . . . . . . . .  $  479    $  315     $ 1,283   $ 1,028
                                         =====     =====      ======    ======
Earned per Share . . . . . . . . . . .  $ 2.94    $ 1.93     $  7.86   $  6.29
                                         =====     =====      ======    ======
Cash Dividends Paid per Share of
  Common Stock . . . . . . . . . . . .  $1.375    $1.475*    $ 4.125   $ 4.225*
                                         =====     =====      ======    ======
-----------------
*  Dividends include a $.10 per share redemption payment for Common Stock purchase rights.

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                 September 30,   December 31,
                                                     1996           1995
                                                     ----           ----
                                                          (Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . $ 1,375        $ 1,537
  Short-term investments. . . . . . . . . . . . . .   1,419          1,569
  Accounts receivable . . . . . . . . . . . . . . .   1,711          1,684
  Inventories . . . . . . . . . . . . . . . . . . .     865            877
  Prepaid expenses and other current assets . . . .     319            221
                                                     ------         ------
  Total current assets. . . . . . . . . . . . . . .   5,689          5,888
                                                     ------         ------
Investments and long-term receivables:
  Investments accounted for on the equity method. .     753            711
  Other investments and long-term receivables . . .     888            550
                                                     ------         ------
                                                      1,641          1,261
                                                     ------         ------
Fixed assets:
  Property, plant and equipment . . . . . . . . . .  33,669         32,544
  Less accumulated depreciation, depletion
   and amortization . . . . . . . . . . . . . . . .  18,082         17,189
                                                     ------         ------
                                                     15,587         15,355
                                                     ------         ------
Deferred charges and other assets . . . . . . . . .   1,600          1,495
                                                     ------         ------
Total assets. . . . . . . . . . . . . . . . . . . . $24,517        $23,999
                                                     ======         ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                  September 30,  December 31,
                                                     1996            1995
                                                     ----            ----
                                                         (Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .   $   878         $ 1,174
  Accounts payable. . . . . . . . . . . . . . . .     1,147           1,145
  Long-term debt due within one year. . . . . . .     1,089             184
  Taxes payable, including excise taxes . . . . .       458             303
  Accrued interest. . . . . . . . . . . . . . . .       111             153
  Other . . . . . . . . . . . . . . . . . . . . .       886           1,004
                                                     ------          ------
  Total current liabilities . . . . . . . . . . .     4,569           3,963
                                                     ------          ------
Long-term debt. . . . . . . . . . . . . . . . . .     5,663           6,708
Deferred income taxes . . . . . . . . . . . . . .     2,715           2,637
Other deferred liabilities and credits. . . . . .     3,552           3,456
Minority interest . . . . . . . . . . . . . . . .       574             477
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . .         1               1
  Common stock. . . . . . . . . . . . . . . . . .       402             402
  Capital in excess of par value of stock . . . .       605             632
  Retained earnings . . . . . . . . . . . . . . .     6,433           5,816
  Pension liability adjustment. . . . . . . . . .       (60)            (60)
  Foreign currency translation. . . . . . . . . .       (39)            (17)
  Net unrealized gain (loss) on investments . . .       109             (11)
  Treasury stock, at cost . . . . . . . . . . . .        (7)             (5)
                                                     ------          ------
  Total stockholders' equity. . . . . . . . . . .     7,444           6,758
                                                     ------          ------
Total liabilities and stockholders' equity. . . .   $24,517         $23,999
                                                     ======          ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                           1996       1995
                                                           ----       ----
                                                              (Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . .  $1,283     $1,028
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . . .   1,202      1,205
  Dry hole expense and undeveloped leasehold amortization    157        185
  Minority interest in earnings of subsidiaries. . . . .      80         82
  Net gain on asset sales. . . . . . . . . . . . . . . .     (42)       (12)
  Income from equity investments . . . . . . . . . . . .     (59)      (223)
  Dividends from equity investments. . . . . . . . . . .      56         67
  Cash payments greater than noncash provisions. . . . .    (182)      (171)
  Deferred income taxes. . . . . . . . . . . . . . . . .      37         51
  Changes in accounts receivable, inventories
   and accounts payable. . . . . . . . . . . . . . . . .      85        (76)
  Changes in other working capital accounts. . . . . . .     (67)      (164)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     (16)       (70)
                                                           -----      -----
    Net cash provided by operating activities. . . . . .   2,534      1,902
                                                           -----      -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs) .  (1,617)    (1,233)
  Net cash provided by short-term investments. . . . . .     135      1,113
  Investment in LUKoil convertible bonds . . . . . . . .     (89)      (250)
  Proceeds from asset sales. . . . . . . . . . . . . . .      49         61
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     (14)      (100)
                                                           -----      -----
    Net cash used by investing activities. . . . . . . .  (1,536)      (409)
                                                           -----      -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . .    (236)    (1,085)
  Proceeds from issuance of long-term debt . . . . . . .     111        150
  Net cash used by notes payable . . . . . . . . . . . .    (302)      (372)
  Dividends paid . . . . . . . . . . . . . . . . . . . .    (666)      (681)
  Treasury stock purchases . . . . . . . . . . . . . . .     (57)       (36)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     (10)       (17)
                                                           -----      -----
    Net cash used by financing activities. . . . . . . .  (1,160)    (2,041)
                                                           -----      -----
Effect of exchange rate changes on cash. . . . . . . . .       -          2
                                                           -----      -----
Net decrease in cash and cash equivalents. . . . . . . .    (162)      (546)

Cash and cash equivalents at beginning of period . . . .   1,537      1,394
                                                           -----      -----
Cash and cash equivalents at end of period . . . . . . .  $1,375     $  848
                                                           =====      =====

     The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE A.  Basis of Presentation.

    The foregoing financial information is unaudited and has been prepared from the books and records of Atlantic Richfield Company ("ARCO" or the "Company"). Certain previously reported amounts have been restated to conform to classifications adopted in 1996. In the opinion of the Company, the financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.

NOTE B.  Investments.

    At September 30, 1996 and 1995, investments were primarily composed of U.S. Treasury securities, corporate debt instruments, and municipal securities and were principally included in short-term investments. Maturities generally ranged from one day to 23 months. At September 30, 1996, all investments were classified as available-for-sale ("AFS"); there were no investments considered held-to-maturity ("HTM"). AFS investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity.

    The following summarizes investments in securities, principally debt securities, as of September 30:

                                                 1996            1995
                                              ---------    ----------------
       Millions                                  AFS         AFS      HTM
                                                 ---         ---      ---
       Aggregate fair value . . . . . . . .    $2,173      $1,953    $  215
       Gross unrealized holding losses. . .        14          22         -
       Gross unrealized holding gains . . .      (195)        (15)        -
                                                -----       -----     -----
       Amortized cost . . . . . . . . . . .    $1,992      $1,960    $  215

   Investment activity for the nine-month periods ended September 30 was as follows:

                                                 1996             1995
                                              ---------    -----------------
       Millions                                  AFS          AFS      HTM
                                                 ---          ---      ---
       Gross purchases . . . . . . . . . . .   $3,635      $2,605    $1,293
       Gross sales . . . . . . . . . . . . .    1,405       1,901         -
       Gross maturities. . . . . . . . . . .    2,680         751     2,320

For the three-and nine-month periods ended September 30, 1996 and 1995, gross realized gains and losses were insignificant and were determined by the specific identification method.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE C.  Inventories.

   Inventories at September 30, 1996 and December 31, 1995 comprised the following:

                                                 September 30,   December 31,
                                                    1996            1995
                                                    ----            ----
                                                           (Millions)
  Crude oil and petroleum products. . . . . . . .  $    177       $    184
  Chemical products . . . . . . . . . . . . . . .       400            423
  Other products. . . . . . . . . . . . . . . . .        40             32
  Materials and supplies. . . . . . . . . . . . .       248            238
                                                    -------        -------
    Total . . . . . . . . . . . . . . . . . . . .  $    865       $    877
                                                    =======        =======

NOTE D.  Capital Stock.

   Detail of the Company's capital stock was as follows:

                                                 September 30,   December 31,
                                                     1996           1995
                                                     ----           ----
                                                         (Thousands)
  $3.00 Cumulative convertible preference stock,
    par $1 . . . . . . . . . . . . . . . . . . .   $     62       $     66
  $2.80 Cumulative convertible preference stock,
    par $1 . . . . . . . . . . . . . . . . . . .        684            731
  Common stock, par $2.50. . . . . . . . . . . .    402,199        402,199
                                                    -------        -------
    Total. . . . . . . . . . . . . . . . . . . .   $402,945       $402,996
                                                    =======        =======

NOTE E.  Capitalization of Interest.

    Interest expense excluded capitalized interest of $9 million and $14 million, respectively, for the three-month periods ended September 30, 1996 and 1995, and $21 million and $39 million, respectively, for the nine-month periods ended September 30, 1996 and 1995.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE F.  Income Taxes.

   Provision for taxes on income:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -----------------
                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
                                                      (Millions)
Federal:
  Current . . . . . . . . . . . . . .   $189       $114       $526       $387
  Deferred. . . . . . . . . . . . . .     19         14         29         37
                                         ---        ---        ---        ---
                                         208        128        555        424
                                         ---        ---        ---        ---
Foreign:
  Current . . . . . . . . . . . . . .     41         27        106         83
  Deferred. . . . . . . . . . . . . .      1         (3)         8          6
                                         ---        ---        ---        ---
                                          42         24        114         89
                                         ---        ---        ---        ---
State:
  Current . . . . . . . . . . . . . .     37         17         99         63
  Deferred. . . . . . . . . . . . . .      -          3          -          8
                                         ---        ---        ---        ---
                                          37         20         99         71
                                         ---        ---        ---        ---
    Total . . . . . . . . . . . . . .   $287       $172       $768       $584
                                         ===        ===        ===        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

    Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                          Three Months Ended September 30,
                                        ------------------------------------
                                              1996                1995
                                        -----------------   ----------------
                                                  Percent            Percent
                                                     of                 of
                                                  Pretax             Pretax
                                        Amount    Income    Amount   Income
                                        ------    -------   ------   -------
                                                     (Millions)
Income before income taxes and
  minority interest. . . . . . . . . .  $ 791      100.0    $ 511     100.0
                                         ====      =====     ====     =====
Tax at federal statutory rate. . . . .  $ 277       35.0    $ 179      35.0
Increase (reduction) in taxes
  resulting from:
    Dividend exclusion . . . . . . . .     (5)      (0.6)     (14)     (2.7)
    Taxes on foreign income in excess
      of statutory rate. . . . . . . .     22        2.8       23       4.5
    State income taxes (net of federal
      effect). . . . . . . . . . . . .     24        3.0       13       2.5
    Tax credits. . . . . . . . . . . .    (23)      (2.9)     (19)     (3.7)
    Other. . . . . . . . . . . . . . .     (8)      (1.0)     (10)     (1.9)
                                         ----      -----     ----     -----
Provision for taxes on income. . . . .  $ 287       36.3    $ 172      33.7
                                         ====      =====     ====     =====

                                           Nine Months Ended September 30,
                                        --------------------------------------
                                                1996               1995
                                        ------------------    ----------------
                                                  Percent               Percent
                                                     of                   of
                                                  Pretax                Pretax
                                        Amount    Income      Amount    Income
                                        ------    ------      ------    ------
                                                      (Millions)
Income before income taxes and
  minority interest. . . . . . . . . .  $2,131    100.0       $1,694    100.0
                                         =====    =====        =====    =====
Tax at federal statutory rate. . . . .  $  746     35.0       $  593     35.0
Increase (reduction) in taxes
  resulting from:
    Dividend exclusion . . . . . . . .     (10)    (0.5)         (51)    (3.0)
    Taxes on foreign income in excess
      of statutory rate. . . . . . . .      45      2.1           62      3.7
    State income taxes (net of federal
      effect). . . . . . . . . . . . .      64      3.0           46      2.7
    Tax credits. . . . . . . . . . . .     (69)    (3.2)         (54)    (3.2)
    Other. . . . . . . . . . . . . . .      (8)    (0.4)         (12)    (0.7)
                                          ----    -----        -----    -----
Provision for taxes on income. . . . .   $ 768     36.0       $  584     34.5
                                          ====    =====        =====    =====

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

    The information necessary for the calculation of earned per share is as follows:

                                                      Three Months Ended
                                                         September 30,
                                                      ------------------
                                                        1996      1995
                                                        ----      ----
                                                     (Millions of Shares)
  Average number of common shares outstanding. . . .   160.8      160.8
  Common stock equivalents . . . . . . . . . . . . .     2.5        2.6
                                                       -----      -----
    Total. . . . . . . . . . . . . . . . . . . . . .   163.3      163.4
                                                       =====      =====

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                         1996      1995
                                                         ----      ----
                                                      (Millions of Shares)
  Average number of common shares outstanding. . . .    160.8     160.8
  Common stock equivalents . . . . . . . . . . . . .      2.5       2.6
                                                        -----     -----
    Total. . . . . . . . . . . . . . . . . . . . . .    163.3     163.4
                                                        =====     =====

NOTE H.  Supplemental Income Statement Information.

   Taxes other than excise and income taxes comprised the following:

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                      1996        1995       1996       1995
                                      ----        ----       ----       ----
                                                    (Millions)
Production/severance . . . . . . . .  $108       $ 81        $316      $264
Property . . . . . . . . . . . . . .    38         45         131       138
Other. . . . . . . . . . . . . . . .    41         42         151       155
                                       ---        ---         ---       ---
  Total. . . . . . . . . . . . . . .  $187       $168        $598      $557
                                       ===        ===         ===       ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE I.  Supplemental Cash Flow Information.

    Following is supplemental cash flow information for the nine months ended September 30, 1996 and 1995:

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                           1996       1995
                                                           ----       ----
                                                             (Millions)
  Gross sales and maturities of short-term investments .  $2,289     $3,388
  Gross purchases of short-term investments. . . . . . .  (2,154)    (2,275)
                                                           -----      -----
  Net cash provided by short-term investments. . . . . .  $  135     $1,113
                                                           =====      =====

  Gross proceeds from issuance of notes payable. . . . .  $4,603     $6,267
  Gross repayments of notes payable. . . . . . . . . . .  (4,905)    (6,639)
                                                           -----      -----
  Net cash used by notes payable . . . . . . . . . . . .  $ (302)    $ (372)
                                                           =====      =====

  Gross noncash provisions charged to income . . . . . .  $  231     $  332
  Cash payments of previously accrued items. . . . . . .    (413)      (503)
                                                           -----      -----
  Cash payments greater than noncash provisions. . . . .  $ (182)    $ (171)
                                                           =====      =====

   Interest paid during the nine-month periods ended September 30, 1996 and 1995 was $542 million and $642 million, respectively.

   Income taxes paid during the nine-month periods ended September 30, 1996 and 1995 were $648 million and $614 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE J.  Summarized Financial Information.

    Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company in which ARCO owned a 49.9% interest at September 30, 1996, was as follows:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    -----------------
                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
                                                      (Millions)
  Revenues (including sales to ARCO
   and ARCO Chemical Company). . . . . $1,247     $1,249     $3,651     $3,793
  Sales to ARCO and ARCO Chemical
   Company . . . . . . . . . . . . . .     68         81        205        270
  Operating income . . . . . . . . . .     71        183        177        642
  Income before income taxes . . . . .     55        159        116        576
  Net income . . . . . . . . . . . . .     35        100         74        362

        ---------------------

  ARCO's equity in net income of
   Lyondell. . . . . . . . . . . . . .     18         49         37        180
  Cash dividends received from
   Lyondell. . . . . . . . . . . . . .      9          9         27         27

                         ________________________

                                                September 30,     December 31,
                                                    1996              1995
                                                    ----              ----
                                                          (Millions)
  Current assets. . . . . . . . . . . . . . . . .   $  716            $ 678
  Noncurrent assets . . . . . . . . . . . . . . .    2,355            1,928
  Current liabilities . . . . . . . . . . . . . .      684              750
  Long-term debt. . . . . . . . . . . . . . . . .    1,177              807
  Other liabilities . . . . . . . . . . . . . . .      244              210
  Minority interest . . . . . . . . . . . . . . .      569              459
  Stockholders' equity. . . . . . . . . . . . . .      397              380

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE K.  Other Commitments and Contingencies.

    ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

    Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States and private plaintiffs against Exxon, Alyeska Pipeline Service Company ("Alyeska") and Alyeska's owner companies (including ARCO, which owns approximately 21%). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to the liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies.

   ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, three purported classes and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units. ARCO is also the subject or party to a number of other pending or threatened legal actions.

    In October 1995, the State of Montana presented to ARCO a second revised demand for damages of $713 million based on alleged injuries to natural resources resulting from ARCO's mining and mineral processing businesses
formerly  operated  by Anaconda, ARCO's predecessor in  Montana.   ARCO  is
contesting this demand.

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

    ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial where-withal of the other responsible parties. At September 30, 1996, the environmental remediation accrual was $613 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

    These uncertainties are part of a number of items that ARCO has taken and will continue to take into account in periodically establishing reserves.
                                    - 13 -

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 1996 vs. Third Quarter 1995

Consolidated Earnings

    The earnings increase in 1996 primarily reflected higher crude oil and natural gas prices, higher refining and marketing margins and volumes, growing natural gas production and lower exploration and interest expense. These combined improvements more than offset lower earnings from ARCO's chemical interests.

    In the 1995 third quarter, income benefits associated with insurance litigation settlements were offset by charges for tax issues and future environmental remediation.

Revenues

       Millions                                        1996      1995
                                                       ----      ----
       Sales and other operating revenues
         Upstream . . . . . . . . . . . . . . . . . . $2,346    $2,157
         Downstream. . . . . . .  . . . . . . . . . .  3,499     3,048
         Intersegment eliminations. . . . . . . . . .   (696)     (928)
                                                       -----     -----
           Total. . . . . . . . . . . . . . . . . . . $5,149    $4,277
                                                       =====     =====

    Higher crude oil and natural gas prices, increased natural gas marketing activity and higher natural gas production volumes were partially offset by decreased crude oil trading activity. Third party sales of petroleum liquids (both produced and purchased volumes) were down 97,300 barrels per day, compared to the 1995 third quarter.

    Third-party sales of natural gas (produced and purchased volumes) increased to 4.1 billion cubic feet per day in the 1996 third quarter, up
from  2.5  billion  cubic  feet per day in the  1995  third  quarter.   The
majority   of  the  increase  was  generated  by  Vastar  Resources,   Inc.
("Vastar"), where natural gas revenues increased from $260 million in the third quarter 1995 to $613 million in the third quarter 1996. The remainder of the increase came from international production in the North Sea, South China Sea and offshore Indonesia.

    In downstream businesses, higher refined products prices and volumes and higher chemical products volumes were partially offset by a net decline in chemical products prices. Jet fuel and gasoline sales increased by 24,400 barrels per day in the third quarter of 1996, compared to the same period in 1995.

    The decrease in 1996 income from equity investments primarily reflected a decline in earnings from ARCO's 49.9% equity interest in Lyondell Petrochemical Company ("Lyondell").

    The decrease in 1996 other revenues primarily reflected the recording of insurance settlements in the third quarter 1995.

Expenses

    Trade purchases were higher primarily as a result of increased natural gas marketing activity and higher third-party purchases of refined products. The increased third-party purchases primarily resulted from higher natural gas volumes in the 1996 third quarter, compared to the 1995 third quarter. Natural gas marketing purchases increased to 2.4 billion cubic feet a day in the 1996 third quarter, up from 1.2 billion cubic feet per day in the same period in 1995. In addition, prices for purchased volumes of refined products and natural gas were also higher in 1996. These increased trade purchases were partially offset by decreased crude oil trading activity.

     Worldwide exploration expense totaled $101 million before tax, down from $138 million in the 1995 third quarter. The decline in 1996 exploration expenses reflected lower dry hole costs in ARCO's international oil and gas operations, compared to the same period in 1995.

Upstream Earnings

        Millions (after tax)                               1996      1995
                                                           ----      ----
        Oil and Gas. . . . . . . . . . . . . . . . . . . . $285      $116
        Coal . . . . . . . . . . . . . . . . . . . . . . . $ 22      $ 10

Oil and Gas

    ARCO's earnings from worldwide oil and gas exploration and production operations in 1996 benefited from higher crude oil and natural gas prices, growth in natural gas volumes and lower exploration expense. Included in the 1995 third quarter results was an unfavorable $9 million adjustment for tax-related issues.

Average Oil and Gas Prices

                                                          1996        1995
                                                          ----        ----
        U.S.
          Crude oil - per barrel (bbl)
            Alaska . . . . . . . . . . . . . . . . . . . $15.23      $10.70
            Lower 48, including Vastar . . . . . . . . . $18.25      $16.18
            Composite average price. . . . . . . . . . . $16.10      $12.23
          Natural gas - per thousand cubic feet (mcf). . $ 1.71      $ 1.25

        International
          Crude oil - per bbl. . . . . . . . . . . . . . $19.13      $15.43
          Natural gas - per mcf. . . . . . . . . . . . . $ 2.52      $ 2.52

Petroleum Liquids and Natural Gas Production

                                                          1996         1995
                                                          ----         ----
        Net Production
          Petroleum liquids - bbl/day . . . . . . . .    548,200      564,200
          Natural gas - mcf/day . . . . . . . . . . .  1,032,900      949,300
          Barrels of oil equivalent (BOE)/day*  . . .    720,300      722,400

        International
          Petroleum liquids - bbl/day . . . . . . . .     72,700       71,600
          Natural gas - mcf/day . . . . . . . . . . .    637,100      459,500
          BOE/day . . . . . . . . . . . . . . . . . .    178,900      148,200
          -------------
          * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

    The reduction in U.S. petroleum liquids production resulted from natural field declines in Alaska, where declines at the Prudhoe Bay and Kuparuk River fields were only partially offset by increased production from the Greater Point McIntyre Area. The small increase in international petroleum liquids volumes reflected new production from Algeria, substantially offset by natural field declines in the U.K. and the impact of higher crude oil prices on production-sharing contracts in Indonesia.

    Increases in U.S. natural gas production resulted from continuing growth in the San Juan Basin production and offshore production in the Gulf of Mexico. Most of ARCO's U.S. natural gas reserves are owned and produced by Vastar Resources, Inc., in which ARCO holds an 82.3% interest.

    The growth in international natural gas volumes in 1996 came from the North Sea, including new production from the Gawain field, from ARCO's
Yacheng 13 natural gas field in the South China Sea, and from ARCO's natural gas fields offshore Indonesia. The North Sea natural gas fields increased production by approximately 82 million cubic feet per day and the Yacheng 13 field and offshore Indonesia natural gas fields increased production by 62 and 38 million cubic feet per day, respectively.

Coal Operations

    ARCO's  worldwide  coal operating results improved in  the  1996  third
quarter,  compared  to  the  1995  third quarter.   The  improved  earnings
resulted from higher U.S. and Australian volumes partially offset by volume-related operating costs, higher maintenance expense and the exchange rate effect of a stronger Australian currency. U.S. volumes increased 17% and
Australian   volumes  increased  8%.   Due  to  the  increasing  geological
complexity of ARCO's Curragh mine in Australia, the coal currently being recovered is costing significantly more than anticipated. Therefore, the Company is currently studying several options which may include scaling back the level of operations at the mine. The 1995 third quarter included $10 million in after-tax charges primarily related to the impact of an Australian tax rate increase on deferred taxes.

Downstream Earnings

        Millions (after tax)                                1996      1995
                                                            ----      ----
        Refining and marketing . . . . . . . . . . . . .   $133      $ 75
        Transportation . . . . . . . . . . . . . . . . .   $ 44      $ 50
        Intermediate chemicals and specialty products. .   $ 87      $107

Refining and Marketing Operations

    The  higher  earnings  in the 1996 third quarter resulted  from  higher refined product margins and sales volumes, partially offset by the impact of higher crude oil prices and increased operating costs. Gasoline, jet fuel and diesel margins were higher in the third quarter of 1996, compared to the same period in 1995. Inventories of jet fuel and gasoline available for sale were lower as a result of industry refinery production problems, particularly in California. The favorable impact of supply tightness on margins was partially offset by higher crude oil prices. Because of production problems at a competitor's refinery, demand for jet fuel was particularly strong in the 1996 third quarter. ARCO was able to operate its refineries to produce incremental jet fuel volumes to take advantage of these favorable market conditions. The volume increase in other sales reflected the sale of intermediate product as a result of turnarounds in 1996. The higher operating costs related primarily to increased volumes and refinery maintenance expenditures.

West Coast Petroleum Products Sales

       Volumes (Barrels/day)                            1996        1995
                                                        ----        ----
       Gasoline . . . . . . . . . . . . . . . . . . .  271,900     266,000
       Jet. . . . . . . . . . . . . . . . . . . . . .  131,000     112,500
       Distillate . . . . . . . . . . . . . . . . . .   69,900      71,700
       Other. . . . . . . . . . . . . . . . . . . . .   97,500      73,800
                                                       -------     -------
         Total.  .  . . . . . . . . . . . . . . . . .  570,300     524,000
                                                       =======     =======

Transportation Operations

    The 1996 results were negatively impacted by lower Trans Alaska Pipeline System (TAPS) tariff revenues and a 4% decrease in TAPS volumes compared to the third quarter of 1995.

Intermediate Chemical and Specialty Products

    For   the  intermediate  chemicals  and  specialty  products  segment, reflecting ARCO's 82.7% interest in ARCO Chemical Company, the decline in 1996 third quarter earnings primarily reflected lower styrene monomer (SM) margins, and to a lesser extent, lower propylene oxide (PO) derivative margins compared to the third quarter of 1995. The lower margins were partially offset by higher volumes for most products and a lower provision for environmental clean-up costs. SM selling prices were substantially lower due to increased industry supply. PO derivative prices were lower as a result of increased price competition. SM volumes were up 19% and PO volumes were up 4% in the 1996 third quarter, compared to the 1995 third quarter. Higher SM volumes resulted from increased contractual offtakes by SM equity partners and higher export volumes. PO and derivative volumes increased as a result of customers building their inventories in anticipation of future price increases.

Equity Affiliate

    ARCO earned $18 million from its 49.9% equity interest in Lyondell in the third quarter of 1996. This compared to $49 million in the third quarter of 1995. The decline in earnings resulted primarily from lower petrochemicals margins as a result of higher feedstock costs. Earnings were also affected by a decline in aromatics prices and the impact of a fire in a pipe line connected to Lyondell's production facility.

Tax Provision

    The effective tax rate was 36.3% in the 1996 third quarter, compared to 33.7% in the third quarter of 1995. The higher 1996 effective tax rate primarily resulted from a decrease in the dividends received tax deduction.

Nine-Month Period Ended September 30, 1996 vs. Same Nine-Month Period 1995

Consolidated Earnings

    The earnings increase in the first nine months of 1996 primarily reflected higher crude oil and natural gas prices, higher refining and marketing margins and volumes, increased natural gas volumes and lower interest expense. These combined improvements more than offset lower earnings from ARCO's chemical interests. The impact of higher refining and marketing margins primarily occurred in the second and third quarters of
1996.   Refining  and  marketing margins declined towards the  end  of the third quarter and into the fourth quarter.

    The 1995 results included a net after-tax benefit of $10 million associated with insurance litigation settlements after partial offsets for environmental and other charges.

Revenues

       Millions                                           1996          1995
                                                          ----          ----
       Sales and other operating revenues
         Upstream . . . . . . . . . . . . . . . . . .   $ 6,788       $ 6,597
         Downstream. . . . . . .  . . . . . . . . . .     9,952         9,066
         Intersegment eliminations. . . . . . . . . .    (2,097)       (2,719)
                                                         ------        ------
           Total. . . . . . . . . . . . . . . . . . .   $14,643       $12,944
                                                         ======        ======

    For the first nine months of 1996 upstream sales and other operating revenues reflected higher crude oil and natural gas prices, increased natural gas marketing activity and higher natural gas produced volumes offset by decreased crude oil trading activity. Third-party sales of petroleum liquids (both produced and purchased volumes) declined by 94,200 barrels per day in the first nine months of 1996, compared to the same period in 1995.

    Third-party sales of natural gas (produced and purchased volumes) increased to 3.6 billion cubic feet per day for the first nine months of 1996, up from 2.7 billion cubic feet per day in the same period in 1995. The majority of the increase was generated by Vastar, where natural gas revenues increased from $851 million in the first nine months of 1995 to $1,640 million in the same period in 1996.

    For the first nine months of 1996 downstream sales and other operating revenues increased because of higher refined products prices and volumes, partially offset by a net decline in chemical products prices and volumes. Revenues of ARCO Chemical decreased from $3,289 million for the first nine months of 1995 to $2,976 million for the same period in 1996.

    The decrease in income from equity investments for the first nine months of 1996 primarily reflected a decline in earnings from ARCO's 49.9% equity interest in Lyondell.

    The decrease in other revenues for the first nine months of 1996 primarily reflected the recording of insurance settlements in the second and third quarters of 1995.

Expenses

    Trade purchases were higher for the first nine months of 1996 primarily as a result of increased natural gas marketing activity and third-party purchases of refined products. The increased third-party purchases primarily resulted from higher natural gas volumes in the 1996 second and third quarters, compared to the same periods in 1996. Natural gas marketing purchases increased to 1.9 billion cubic feet a day for the first nine months in 1996, up from 1.2 billion cubic feet per day in the same period in 1995. In addition, prices for purchased volumes of natural gas and refined products were also higher in 1996. These increased trade purchases were partially offset by decreased crude oil trading activity in 1996.

    The lower interest expense reflected lower average long-term debt balances outstanding in 1996.

    The first nine months of 1996 included unusual items of $26 million before tax related to final charges for previously reported personnel reductions.

Average Oil & Gas Prices

                                                         1996        1995
                                                         ----        ----
        U.S.
          Crude oil - per bbl
            Alaska. . . . . . . . . . . . . . . . . . . $14.77      $11.13
            Lower 48, including Vastar. . . . . . . . . $18.12      $16.25
            Composite average price . . . . . . . . . . $15.69      $12.49
          Natural gas - per mcf. .  . . . . . . . . . . $ 1.65      $ 1.29

        International
          Crude oil - per bbl . . . . . . . . . . . . . $18.39      $16.31
          Natural gas - per mcf . . . . . . . . . . . . $ 2.53      $ 2.56

Financial Position and Liquidity

        Millions                                            1996
                                                            ----
        Cash flow provided (used) by:
          Operations. . . . . . . . . . . . . . . . . . .  $ 2,534
          Investing activities. . . . . . . . . . . . . .   (1,536)
          Financing activities. . . . . . . . . . . . . .  $(1,160)

    The net cash used by investing activities in the first nine months of 1996 primarily included expenditures for additions to fixed assets of $1,617 million.

    The net cash used in financing activities in the first nine months of 1996 primarily included dividend payments of $666 million, a decrease of $302 million in the Company's short-term debt position and repayments of long-term debt of $236 million.

    Cash  and  cash  equivalents and short-term  investments  totaled  $2.8 billion, and short-term borrowings were $900 million at the end of the third quarter of 1996.

    It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.

Statements of Financial Accounting Standards Not Yet Adopted

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB")No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. ARCO will continue to follow the provisions of APB No. 25 and accordingly, will make the pro forma disclosures, if material, required by SFAS No. 123 in its financial statements for the year ended December 31, 1996.
                           ____________________

    Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    1. Reference is made to the disclosure on page 16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (hereinafter the "1995 Form 10-K Report") regarding the plant, formerly owned by ARCO Chemical, located in Monaca, Pennsylvania (Beaver Valley). ARCO Chemical sold the plant assets to NOVA Chemicals Inc. ("NOVA") as of September 30, 1996, but retained ownership of the land on which the plant is located, substantial portions of which are being leased to NOVA. NOVA will assume ownership of such portions of the site after the occurrence of certain defined events. ARCO Chemical has retained responsibility for the work plan and for certain additional remediation of the land that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act.

    2. Reference is made to the Company's 1995 Form 10-K Report for information on other legal proceedings matters reported therein.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits.

          27   Financial Data Schedule

   (b)  Reports on Form 8-K.

        No Current Report on Form 8-K was filed during the quarter ended September 30, 1996 and through the date hereof.

                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ATLANTIC RICHFIELD COMPANY
                                                   (Registrant)

                                               /s/ ALLAN L. COMSTOCK
Dated:  November 6, 1996                   _______________________________
                                                   (signature)
                                                Allan L. Comstock
                                            Vice President and Controller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)