Form 10-K
period 1996-12-31
ATLANTIC RICHFIELD CO /DE
filed 1997-02-26
CIK 775483

                                     1996

                               ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1996
Commission file number 1-1196

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                Title of each class                  on which registered
                -------------------            -------------------------------
      Common Stock ($2.50 par value)           New York Stock Exchange
                                               Pacific Stock Exchange
                                               Elektronische Borse Schweiz EBS
                                               London Stock Exchange
      $3.00 Cumulative Convertible Preference  New York Stock Exchange
       Stock ($1 par value)                    Pacific Stock Exchange
      $2.80 Cumulative Convertible Preference  New York Stock Exchange
       Stock ($1 par value)                    Pacific Stock Exchange
      Three year 9% Exchangeable Notes due
       September 15, 1997                      New York Stock Exchange
      Twenty year 10 7/8% Debentures Due
       July 15, 2005                           New York Stock Exchange
      Thirty year 9 7/8% Debentures Due
       March 1, 2016                           New York Stock Exchange
      Twenty-five year 9 1/8% Debentures Due
       March 1, 2011                           New York Stock Exchange

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
                                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 31, 1996, based on the closing price on the New York Stock Exchange composite tape on that date, was $21,611,653,327.

Number of shares of Common Stock, $2.50 par value, outstanding as of December 31, 1996: 161,082,043.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 are incorporated by reference under Part III.

                               TABLE OF CONTENTS

                                     PART I

   ITEM                                                                    PAGE
   ----                                                                    ----
 1. and 2. Business and Properties......................................     1
             Corporate History and Organization.........................     1
             Financial Information about Industry Segments..............     2
             Upstream...................................................     2
               Worldwide Exploration and Production Operations..........     2
               Worldwide Coal Operations................................     6
             Downstream.................................................     7
               Refining and Marketing...................................     7
               Transportation...........................................     8
               Chemicals................................................     9
             Equity Interest in Lyondell................................    10
             Capital Program............................................    10
             Patents....................................................    11
             Competition................................................    11
             Human Resources............................................    11
             Research and Development...................................    11
             Environmental Matters......................................    12
     3.    Legal Proceedings............................................    14
     4.    Submission of Matters to a Vote of Security Holders..........    17

                               ----------------

           Executive Officers of the Registrant.........................    18
           Description of Capital Stock.................................    21
           Cautionary Statement for Purposes of the "Safe Harbor"
            Provisions of the Private Securities Litigation Reform Act
            of 1995.....................................................    24

                                    PART II

     5.    Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................    26
     6.    Selected Financial Data......................................    26
     7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    27
     8.    Financial Statements and Supplementary Data..................    37
     9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    60

                                    PART III

    10.    Directors and Executive Officers of the Registrant...........    60
    11.    Executive Compensation.......................................    60
    12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    60
    13.    Certain Relationships and Related Transactions...............    60

                                    PART IV

    14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................    60

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

  ARCO's resources segment, known as its "upstream" operations, includes the exploration, development and production of petroleum, which includes petroleum liquids (crude oil, condensate and natural gas liquids ("NGLs")) and natural gas, the purchase and sale of petroleum liquids and natural gas, and the mining and sale of coal. ARCO's products segment, or its "downstream" operations, includes the refining and transportation of petroleum and petroleum products, the marketing of petroleum products on the U.S. West Coast and the worldwide manufacture and sale of chemical products.

  ARCO's corporate structure is a complex of wholly-owned and majority-owned subsidiaries and various divisions or units of the parent company, ARCO, that have been delineated or defined for various operational reasons. Many of the wholly-owned subsidiaries are formed to conduct ARCO's numerous international operations. The principal majority-owned subsidiaries are ARCO Chemical Company ("ARCO Chemical") and Vastar Resources, Inc. ("Vastar"). ARCO Chemical was formed in July 1987, and it sold just under 20% of its common stock to the public in October 1987; ARCO currently owns 82.7% of ARCO Chemical. Vastar was formed in September 1993, and in July 1994 sold under 20% of its common stock to the public; ARCO currently owns 82.3% of Vastar. Vastar is the primary vehicle through which ARCO conducts natural gas and, to a lesser extent oil, exploration, production and marketing in the Lower 48 States (the "Lower 48"). ARCO's principal subsidiaries are ARCO Chemical, Vastar, ARCO Alaska, Inc. (a wholly-owned subsidiary through which ARCO conducts its Alaska operations) and ARCO Transportation Alaska, Inc. (a wholly-owned subsidiary through which ARCO holds its interest in the Trans Alaska Pipeline System ("TAPS")).

  ARCO also owns a 49.9% equity interest in Lyondell Petrochemical Company ("Lyondell"), which operates petrochemical processing and petroleum refining businesses. ARCO originally sold just over 50% of Lyondell's common stock ("Lyondell Common Stock") to the public in January 1989; in August 1994, ARCO received net proceeds of approximately $958 million from the sale of its 9% Exchangeable Notes due September 1997 (the "Exchangeable Notes"). The Exchangeable Notes are exchangeable at maturity, at ARCO's option, into shares of Lyondell Common Stock, of which ARCO currently holds 39,921,400 shares, or cash with an equal value. The number of shares or amount of such cash will be determined based on a formula that takes into account the market price of Lyondell Common Stock at maturity of the Exchangeable Notes. If ARCO elects to deliver shares of Lyondell Common Stock upon maturity of the Exchangeable Notes, ARCO's equity interest in Lyondell will be substantially reduced or eliminated, depending on the market price of Lyondell Common Stock at such time. See Notes 10 and 20 of Notes to Consolidated Financial Statements on pages 47 and 55.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Reference is made to Note 5 of Notes to Consolidated Financial Statements on page 44 for segment information concerning sales and other operating revenues, earnings, total assets and additional information for certain operations of the Company.

                                   UPSTREAM

WORLDWIDE EXPLORATION AND PRODUCTION OPERATIONS

 General

  ARCO conducts its worldwide oil and gas exploration and production operations primarily in the United States, the United Kingdom, Indonesia, China, Algeria, Dubai and Qatar.

 Reserves

  Estimated net quantities of ARCO's proved oil and gas reserves at December 31, 1996 were as follows:

                                                              NATURAL GAS
                                    PETROLEUM LIQUIDS       (BILLION CUBIC
                                    (MILLION BARRELS)            FEET)
                                   ---------------------- ----------------------
                                   U.S.     INTERNATIONAL U.S.     INTERNATIONAL
                                   -----    ------------- -----    -------------
Proved reserves................... 2,112(a)      409      4,776(c)     3,347
Proved developed reserves......... 1,828(b)      150      4,310(d)     1,780

--------
(a) Includes 115 million barrels ("MMB") attributable to Vastar.
(b) Includes 88 MMB attributable to Vastar.
(c) Includes 2,224 billion cubic feet ("BCF") attributable to Vastar.
(d) Includes 1,801 BCF attributable to Vastar.

  Reference is made to Supplemental Information, Oil and Gas Producing Activities, beginning on page 57, for additional information concerning oil and gas producing activities and estimates of proved oil and gas reserves.

 Production

  Net quantities of petroleum liquids and natural gas produced by ARCO were as follows:

                                                                NATURAL GAS
                                       PETROLEUM LIQUIDS    (MILLION CUBIC FEET
                                       (BARRELS PER DAY)         PER DAY)
YEARS ENDED                          --------------------- ---------------------
DECEMBER 31,                         U.S.(a) INTERNATIONAL U.S.(b) INTERNATIONAL
------------                         ------- ------------- ------- -------------
 1996............................... 559,300    66,100      1,044       730
 1995............................... 583,100    66,800        999       557
 1994............................... 591,300    72,800        960       511

--------
(a) Includes 48,800, 45,300, and 43,500 barrels per day produced by Vastar in 1996, 1995, and 1994, respectively.
(b) Includes 872, 810, and 782 million cubic feet per day ("MMCFD") produced by Vastar in 1996, 1995, and 1994, respectively.

  Average sales prices and average production costs per unit of petroleum liquids and natural gas were as follows:

                                             YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------
                                  1996                 1995                 1994
                          -------------------- -------------------- --------------------
                           U.S.  INTERNATIONAL  U.S.  INTERNATIONAL  U.S.  INTERNATIONAL
                          ------ ------------- ------ ------------- ------ -------------
Average sales price
 (including transfers)
 per barrel of petroleum
 liquids produced.......  $16.22    $19.02     $12.17    $15.96     $10.43    $14.56
Average lifting cost per
 equivalent barrel of
 production.............    3.89      4.14       3.73      3.98       4.05      3.52
Average sales price per
 thousand
 cubic feet ("MCF") of
 natural gas produced...    1.80      2.54       1.35      2.56       1.76      2.51

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

  In the Lower 48, Vastar has various long-term natural gas sales contracts under which Vastar has contracted to deliver approximately 460 MMCFD in 1997. Such obligation is presently the maximum requirement and declines to less than 103 MMCFD by 2003. The majority of these contracts are either index-based and present little or no price risk, or are reservoir-dedicated, and present no obligation to deliver if production from these reservoirs ceases. Vastar can satisfy its existing natural gas delivery commitments from the gross natural gas production controlled by Vastar, including proprietary production, royalty gas, call rights on third party gas and gas obtained through joint operating agreements. Vastar's total proprietary natural gas production was 872 MMCFD in 1996. There have been no instances in the last three years in which Vastar was unable to meet its natural gas delivery commitments. Vastar also has additional long-term contracts with certain cogeneration facilities pursuant to which it delivered an average of 80 MMCFD in 1996. These contracts have an average contract term of approximately 19 years, for which an average 13 years remain. In 1996, the average price of gas sold under these contracts was approximately $2.49 per MCF.

 Exploration and Drilling Activity

  The following table shows the number of wells drilled to completion by the
Company:

                                             YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------
                                 1996                  1995                  1994
                         --------------------- --------------------- ---------------------
                         U.S.(a) INTERNATIONAL U.S.(b) INTERNATIONAL U.S.(c) INTERNATIONAL
                         ------- ------------- ------- ------------- ------- -------------
Net productive
 exploratory wells
 drilled................    28          2         17          8         12          3
Net dry exploratory
 wells drilled..........    48          7         37         13         29          5
Net productive
 development wells
 drilled................   332         23        315         12        245         11
Net dry development
 wells drilled..........    33         --         30         --         27          1

--------
(a) Includes 17, 29, 156, and 25 wells, respectively, drilled by Vastar.
(b) Includes 15, 26, 133, and 23 wells, respectively, drilled by Vastar.
(c) Includes 11, 25, 89, and 11 wells, respectively, drilled by Vastar.

  The Company's current activities, as of December 31, 1996, were as follows:

                                                             U.S. INTERNATIONAL
                                                             ---- -------------
Gross wells in process of drilling (including wells
 temporarily suspended).....................................  55        10
Net wells in process of drilling (including wells
 temporarily suspended).....................................  33         5
Waterflood projects in process..............................   2        --
Enhanced oil recovery operations............................  13         1

  The following table shows the approximate number of productive wells at December 31, 1996:

                                     OIL                      GAS
                         --------------------------- ---------------------
                         U.S.(a)(b) INTERNATIONAL(c) U.S.(d) INTERNATIONAL
                         ---------- ---------------- ------- -------------
Total gross productive
 wells..................   11,312         518         3,325       231
Total net productive
 wells..................    5,546         205         1,586        65

--------
(a) Includes approximately 1,542 gross and 311 net multiple completions for ARCO, of which there are 268 gross and 136 net multiple completions for Vastar.
(b) Includes approximately 1,455 gross and 709 net wells, respectively, attributable to Vastar.
(c) Includes approximately 85 gross and 39 net multiple completions.
(d) Includes approximately 2,529 gross and 1,261 net wells, respectively, attributable to Vastar.

  As of December 31, 1996, the Company's holdings of petroleum rights acreage (including options and exploration rights) were as follows (in thousands):

                                                        DEVELOPED   UNDEVELOPED
                                                         ACREAGE      ACREAGE
                                                       ----------- -------------
                                                        NET  GROSS  NET   GROSS
                                                       ----- ----- ------ ------
U.S.
  Alaska..............................................   207   373    725  1,114
  Lower 48(a)......................................... 1,353 2,609  3,017  5,231
                                                       ----- ----- ------ ------
    Total U.S......................................... 1,560 2,982  3,742  6,345
International.........................................   147   394 33,369 48,313
                                                       ----- ----- ------ ------
    Total............................................. 1,707 3,376 37,111 54,658
                                                       ===== ===== ====== ======

--------
(a) Includes 1,021 net developed acreage, 1,659 gross developed acreage, 2,737 net undeveloped acreage and 4,062 gross undeveloped acreage, respectively, held by Vastar.

 Alaska

  Approximately 62% of ARCO's worldwide petroleum liquids production came from ARCO's interests in Alaska, primarily in the Prudhoe Bay, Kuparuk River and the Greater Point McIntyre Area fields on the North Slope of Alaska. ARCO's net liquids production from Alaska in 1996 decreased 6% to 387,500 barrels per day. ARCO's interests in Alaska included net proved reserves of 1,847 million barrels of oil equivalent at December 31, 1996.

  ARCO operates the eastern half of the Prudhoe Bay field and has a 21.87% working interest in the oil rim production from the field and a 42.56% working interest in the gas cap production. ARCO's net petroleum liquids production from the Prudhoe Bay field averaged 210,900 barrels per day in 1996, compared to 226,600 barrels per day in 1995.

  ARCO is the sole operator of the Kuparuk River field and holds a 55.2% working interest in the field. Its share of production from the field was 130,500 net barrels per day of petroleum liquids during 1996, compared to 140,700 net barrels per day during 1995. The Kuparuk Large Scale Enhanced Oil Recovery project started full operations in September 1996 and is expected to add 35,000 to 40,000 barrels of oil to daily gross production by 1999. NGLs, obtained from the Prudhoe Bay field, are injected into existing wells in the Kuparuk River field in order to recover additional barrels of oil and offset natural field decline. ARCO estimates that this project will result in an additional 200 million gross barrels (97 million net barrels to ARCO) of incremental oil from the Kuparuk River field.

  In 1996, ARCO announced that the Alpine field, west of the Kuparuk River field, is commercial. ARCO added 65 million barrels of net reserves for primary recovery from its 56% working interest in the Alpine field.

  ARCO has established working interests in four of five Greater Point McIntyre Area fields as follows: 30.1% in Point McIntyre, 40.0% in Lisburne, and 50.0% in both West Beach and North Prudhoe Bay State. Additionally, ARCO has a working interest in the Niakuk field, which is currently being negotiated among the owners of that field. All five of the fields are processed through the Lisburne Production Facility, which ARCO operates. During 1996, liquids processed through the Lisburne Production Facility averaged 207,000 gross barrels per day, or 51,000 net barrels per day.

  All of ARCO's petroleum liquids shipped from the North Slope fields are transported to market through TAPS to terminal facilities at Valdez, and from there to west coast locations by ARCO's ocean-going tankers.

 Lower 48

  During 1996, ARCO's consolidated Lower 48 operations had net production of 380 BCF of natural gas (including consumption) and 63 MMB of petroleum liquids as compared to 359 BCF and 62 MMB in 1995, respectively. Exploration, development and purchases (net of sales) replaced 124% of 1996 production on a barrel-of-oil-equivalent ("BOE") basis.

  The primary vehicle for ARCO's Lower 48 exploration and production operations is Vastar, of which ARCO owns 82.3%. Vastar, headquartered in Houston, Texas, is engaged in the exploration for and the development, production and marketing of natural gas and crude oil in selected major producing basins in the Gulf of Mexico, the Gulf Coast, the San Juan Basin/Rockies and the Midcontinent areas. For additional information about Vastar, a copy of Vastar's 1996 Annual Report to Stockholders and 1996 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, Vastar Resources, Inc., 15375 Memorial Drive, Houston, Texas 77079. Vastar's telephone number is (713) 584-6000.

  ARCO's other Lower 48 operations accounted for reserves at December 31, 1996 of 575 MMBOE, of which 85% were petroleum liquids. In 1996 net production from ARCO's other Lower 48 interests was 54 MMB of oil equivalent, down slightly from 55 MMB in 1995.

 International

  ARCO's international operations include both exploration and production. ARCO's 1996 international production of petroleum liquids averaged 66,100 barrels per day, and came primarily from Indonesia and the North Sea. Natural gas production averaged 730 MMCFD. Natural gas production from the United Kingdom sector of the North Sea accounted for 45% and the Pagerungan and the Offshore Northwest Java natural gas fields in Indonesia accounted for 43% of ARCO's 1996 international natural gas production.

  ARCO's net proved reserves from international interests at December 31, 1996 were 967 MMBOE.

  Natural gas production from ARCO's Yacheng-13 field, situated in the South China Sea, began on January 1, 1996. This gross $1.1 billion project, developed with two partners, consists of two offshore production platforms, onshore receiving facilities, the world's second longest subsea pipeline, the 480-mile pipeline to Black Point, near Hong Kong, and a 60-mile pipeline to Sanya on Hainan Island. Ultimate production is expected to be more than 300 gross MMCFD. ARCO is the operator of, and has a 34.3% working interest in, the Yacheng-13 field. During 1996, ARCO's net production was 69.3 MMCFD.

  In 1996, ARCO signed an agreement with Sonatrach, the Algerian state oil company, to undertake a major enhanced oil recovery ("EOR") project in the Rhourde El Baguel oil field. ARCO made a one-time $225 million acquisition payment to Sonatrach. In addition, the agreement provides for ARCO to make an investment of over $1.3 billion in the project. Under the production sharing contract, ARCO will receive up to 49% of the project's annual production. ARCO believes its EOR efforts should yield over 500 million incremental barrels of crude oil equivalent over the 25-year life of the project and increase production rates from the current 25,000 barrels per day to a peak of 125,000 barrels per day within the next five years. ARCO began receiving production on July 1, 1996.

 Recent Developments

  Exploration activities by an ARCO operated consortium in which ARCO holds a 27.5% interest led to the discovery of an oil field called Al-Rayyan, in the Persian Gulf offshore Qatar, from which production commenced in late 1996. Delineation and appraisal of the discovery continues. ARCO, along with its co-venturers, is currently negotiating with the governments of Qatar and Dubai a contractual framework for the supply of natural gas to Dubai from the huge Qatar North field, which is located in close proximity to the Al-Rayyan field.

  In early 1997, ARCO finalized a joint venture with LUKOIL, Russia's largest oil company, to pursue exploration and production projects in the Commonwealth of Independent States ("CIS"). The joint venture entity, LUKARCO, is owned 54% by LUKOIL and 46% by ARCO. LUKARCO may invest up to $5 billion in various projects over the next 18 years; ARCO has agreed to provide most of the financing to LUKARCO. The first investment will be in the Caspian Pipeline Consortium, a multi-party $2 billion project to construct a 900-mile pipeline from the Tengiz oil field in Kazakstan to the Black Sea via Russia. LUKARCO will hold a 12.5% interest, which will obligate LUKARCO to fund 25% of the construction costs. In addition to the joint venture participation, ARCO owns approximately 8% of LUKOIL's total equity as a result of ARCO's purchase of convertible bonds in public offerings in 1995 and 1996.

  ARCO is conducting delineation drilling to appraise a discovery it made in eastern Indonesia. Appraisal efforts are being conducted to determine whether the discovery, called Wiriagar, holds the necessary 6 to 7 trillion cubic feet of gas to support a two-train liquefied natural gas facility.

WORLDWIDE COAL OPERATIONS

  ARCO has interests in nine surface and underground coal mines in the western United States and in northeastern Australia.

  In the United States, during 1996, ARCO owned and operated two surface mines in Wyoming's Powder River Basin, Black Thunder and Coal Creek, and an underground mine, West Elk, in western Colorado. Total U.S. coal shipments for 1996 were 52 million tons of coal.

  In December 1996, a subsidiary of ARCO acquired a 65% interest in Canyon Fuel Company, a limited liability company that owns three mines--SUFCO, Skyline and Soldier Creek--located in Utah's Uinta Basin. At December 31, 1996, ARCO's net investment at cost was $411 million. The three mines are estimated to contain approximately 270 million tons of economically recoverable coal reserves.

  In Queensland, Australia, ARCO has interests in three mines in the Bowen
Basin: Curragh, Gordonstone and Blair Athol. ARCO operates and holds an effective 87% interest in Curragh, an 80% interest in Gordonstone and a non-operating 31.4% interest in Blair Athol. As a result of the unanticipated geological complexity of the Curragh mine, ARCO is studying several options, which may include scaling back the level of operations at the mine. ARCO's net share of total shipments in 1996 from Australian operations was 11 million tons, of which 4.4 million tons was from Curragh.

  As of December 31, 1996, ARCO had long-term contracts to supply U.S. utility companies with steam coal from its Black Thunder, Coal Creek and West Elk mines and from its interest in Canyon Fuel Company. These contracts have various termination dates with the longest contract extending to December 31, 2017. It is anticipated that these contracts will require approximately 70% of planned production from these six U.S. coal mines in 1997. Approximately 80% of planned 1997 production in Australia is committed under long-term arrangements. Future revenues from these contracts in the U.S. and Australia can be affected by periodic reopeners that adjust sales prices based on prevailing market conditions.

  In total, ARCO shipped 63 million tons of coal during 1996 and had 1,669 million tons of recoverable coal reserves as of December 31, 1996. Reference is made to Supplemental Information, Coal Operations on page 59 for further information concerning reserves and shipments of coal.

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

  The combined annual average operable crude distillation capacities of these two refineries, as measured pursuant to the standards of the American Petroleum Institute, are shown in the following table:

                                                         ANNUAL AVERAGE OPERABLE
                                                           CRUDE DISTILLATION
                                                                CAPACITY
                                                            (BARRELS PER DAY)
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
Los Angeles Refinery.................................... 260,000 237,000 237,000
Cherry Point Refinery................................... 200,500 185,000 185,000
                                                         ------- ------- -------
  Total................................................. 460,500 422,000 422,000
                                                         ======= ======= =======

  ARCO's crude oil refinery runs and petroleum products manufactured at its refining facilities were as follows:


                                                          YEARS ENDED DECEMBER
                                                                   31,
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Crude oil refinery runs................................. 452,700 438,800 408,300
                                                         ======= ======= =======
Petroleum products manufactured:
  Gasoline.............................................. 214,800 217,400 206,700
  Jet fuels............................................. 105,700 101,300  88,800
  Distillate fuels......................................  66,000  70,700  71,900
  Other (a)............................................. 100,500  82,700  66,600
                                                         ------- ------- -------
    Total (b)........................................... 487,000 472,100 434,000
                                                         ======= ======= =======

--------
(a) Includes chemical products, petroleum coke (green and calcined) and feedstocks, sulfur, middle-of-barrel specialties and changes in unfinished stocks.
(b) Total manufactured petroleum products volumes exceed total crude oil runs as a result of the expansion of petroleum product through rearrangement of molecular structure and refinery blending of oxygenates.

  In 1996, the long-term crude oil supply agreement with Tosco Corporation expired. ARCO received an average of 20,000 barrels per day of refined product under this agreement in 1996.

  In connection with its refining operations, ARCO produces calcined coke and operates electric cogeneration facilities.

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

  As of December 31, 1996, there were 1,514 branded retail outlets, which included franchisee and Company-operated am/pm(R) convenience stores and SMOGPROS(R) Service Centers, and traditional service stations.

  In June 1996, ARCO and the other California gasoline marketers were required to meet California Air Resources Board ("CARB") specifications standards for automobile gasolines available for retail sale in California. In order to meet the more stringent CARB standards with 100% of the gasoline produced at the Los Angeles Refinery, ARCO completed in 1995 the necessary modifications and upgrades at the refinery. The cost to meet both Environmental Protection Agency ("EPA") and CARB standards was approximately $500 million.

  Total refined petroleum product sales, which include insignificant sales to ARCO Chemical and Lyondell, for the periods indicated, were as follows:

                                                          YEARS ENDED DECEMBER
                                                                   31,
                                                         -----------------------
                                                          1996    1995    1994
                                                         ------- ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Petroleum product sales:
  Gasoline.............................................. 266,400 256,800 253,800
  Jet fuels............................................. 117,000 106,200  97,600
  Distillate fuels......................................  69,000  69,100  73,500
  Other(a)..............................................  80,700  61,800  53,000
                                                         ------- ------- -------
  Total................................................. 533,100 493,900 477,900
                                                         ======= ======= =======

--------
(a) Includes heavy fuel oils, NGLs, calcined and green coke.

  Total petroleum product sales differ from total petroleum products manufactured due to the consumption of some products as refinery fuel, the exchange of products with other companies, change in inventory levels, and the purchase and resale of products not manufactured by ARCO.

 Recent Developments

  In 1994, ARCO acquired a 9.9% interest in China's third largest refiner, Zhenhai Refining and Chemical Company ("ZRCC"). In late 1996, ARCO purchased an additional interest in ZRCC. The newly issued convertible bonds, when converted, will give ARCO a 20% interest in ZRCC, which has a modern refinery complex.

  In addition, in 1996, ARCO entered into a joint venture project to produce and upgrade heavy oil from the Orinoco region of Venezuela. Subject to certain governmental approvals, the initial $2 billion phase of the project is expected to be operational by 2001. ARCO will be a 30% owner.

  In early 1997, ARCO announced plans to build a 400 million pound-per-year polypropylene manufacturing facility to be constructed adjacent to the Los Angeles Refinery. ARCO estimates the $300 million plant will be operational in 1999.

TRANSPORTATION

  ARCO's transportation business includes ownership interests in pipelines in Alaska, ownership interests in and operations of pipelines and terminalling facilities in the Lower 48, and the operation of 10 ocean-going U.S. flag tankers.

  In Alaska, ARCO has a 22.3% weighted average undivided ownership interest in TAPS. TAPS consists of an 800-mile pipeline system used to transport petroleum liquids from the North Slope of Alaska to the port of Valdez in south-central Alaska. In addition, ARCO owns approximately 22% of the stock of Alyeska Pipeline Service Company ("Alyeska"), which was established to design, construct, operate and maintain TAPS for the owners. ARCO's undivided interest in TAPS is proportionately consolidated for financial reporting purposes. TAPS 1996 total throughput averaged approximately 1,436,000 barrels per day.

  In the Lower 48, ARCO manages facilities for transportation and terminalling of petroleum liquids, refined petroleum products, petrochemicals and natural gas. In 1995, ARCO and Phillips Petroleum Company formed the

Seaway Pipeline Company ("Seaway"), a joint venture. ARCO has ownership interests in petroleum liquids pipeline systems that include gathering lines serving producing fields in California, New Mexico, Oklahoma, Texas and Utah, and common carrier trunk lines extending from dock facilities and producing areas to refineries and terminals. These pipelines moved petrochemicals and refined petroleum products for all shippers (including ARCO) that properly tendered these materials for transportation. In addition, ARCO owns or leases and operates terminals that provide a variety of terminalling and transportation services both to third-party customers and ARCO.

  ARCO has reorganized management responsibility for its transportation business, which will result in a change in segment reporting of those operations in 1997. ARCO Alaska Transportation, Inc. will be included with exploration and production. ARCO Marine, Inc. will be included in refining and marketing.

CHEMICALS

  The Company's chemicals operation consists of the businesses owned by ARCO Chemical. ARCO currently owns 80,000,001 shares of common stock of ARCO Chemical, which represent 82.7% of the outstanding shares.

  ARCO Chemical is an international manufacturer and marketer of chemicals used in a broad range of consumer products. ARCO Chemical's core product is propylene oxide ("PO"), which it produces through two distinct process technologies based on indirect oxidation (peroxidation) processes that yield co-products. One process yields tertiary butyl alcohol ("TBA") as the co-product; the other process yields styrene monomer ("SM") as the co-product. The two technologies are mutually exclusive such that either a dedicated PO/TBA plant or a dedicated PO/SM plant must be built. ARCO Chemical's other major products include PO derivatives, which include polyols and propylene glycols ("PG"), TBA derivatives, which include methyl tertiary butyl ether ("MTBE") and ethyl tertiary butyl ether ("ETBE"). In September 1996, ARCO Chemical sold its plastics business and, as a result, no longer manufactures SM derivatives, but will continue to produce SM.

  In 1995, ARCO Chemical began marketing toluene di-isocyanate ("TDI"), obtained under long-term supply agreements with Rhone-Poulenc. TDI and polyols are combined to manufacture polyurethanes. In 1996, ARCO purchased Olin Corporation's TDI and aliphatic di-isocyanate ("ADI") businesses, including TDI and ADI production facilities located in Lake Charles, Louisiana and related assets and technology.

  ARCO Chemical's principal chemical facilities are located in: Bayport, Texas (PO, TBA and various derivatives including PG); Channelview, Texas (PO, SM and various derivatives including polyols and MTBE); Rotterdam, the Netherlands (PO, TBA and various derivatives including PG, propylene glycol ethers and MTBE); Fos-sur-Mer, France (PO, TBA and various derivatives including PG, polyols and MTBE); Lake Charles, Louisiana (TDI and ADI); and a joint venture in Chiba, Japan (PO and SM). Other production facilities include polyols at South Charleston and Institute, West Virginia, Rieme, Belgium, Kaohsiung, Taiwan, and Anyer, West Java, Indonesia. ARCO Chemical owns a majority equity interest in a second PO/SM plant at Channelview, Texas. The two equity investors in the plant, which are limited partners, each take a substantial portion of the SM output of the plant through long-term processing agreements. In 1996, ARCO Chemical's Board of Directors gave final approval for the construction of a new PO/SM plant at Rotterdam, scheduled for completion in fourth quarter 1999, and for expansion of the Channelview, Texas PO/SM capacity by early 1998.

  The following table shows ARCO Chemical's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for PO, SM and certain key derivatives:

         PRODUCT                          U.S.                                  INTERNATIONAL
         -------                         ------                                 -------------
         PO                               2,335                                     1,360
         Polyols                            725                                       590
         PG                                 565                                       345
         SM                               2,570                                       790
         TDI                                250                                       --
         MTBE--Bbls/day                  30,000                                    28,500

  Capacities shown are the production capacities that, as of December 31, 1996, ARCO Chemical believes it can obtain based upon plant design and subject to certain onstream factors, product mix and other variable factors. Capacities shown include the full capacity of joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time. In addition, ARCO Chemical currently has processing arrangements at a third party facility pursuant to which it has the capacity to produce an additional 12,000 barrels per day of MTBE or ETBE.

  In addition to raw material purchase agreements and product sales or processing agreements with unrelated third parties, ARCO Chemical has agreements with ARCO and Lyondell which provide for, among other things, the purchase, sale and processing of various products and feedstocks. ARCO Chemical sells MTBE at contract prices to ARCO for use in the production of the Company's reformulated gasolines. ARCO and ARCO Chemical have entered into long-term sales agreements providing for delivery of fixed quantities of MTBE. Lyondell provides ARCO Chemical with a portion of the feedstocks purchased for use at ARCO Chemical's manufacturing facilities in Texas. Lyondell also provides certain plant services at these facilities. ARCO Chemical in turn provides certain supplies and services to Lyondell. ARCO Chemical is also a party to certain service agreements and other arrangements with the Company and Lyondell.

  For additional information about ARCO Chemical, a copy of ARCO Chemical's 1996 Annual Report to Stockholders and 1996 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, ARCO Chemical Company, 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387. ARCO Chemical's telephone number is (610) 359-2000.

                          EQUITY INTEREST IN LYONDELL

  ARCO owns a 49.9% equity interest in Lyondell, which is accounted for on the equity method. Lyondell is a manufacturer and marketer of petrochemicals and, through its participation interest in LYONDELL-CITGO Refining Company Ltd. ("LCR"), of refined petroleum products. Prior to 1989, Lyondell was a wholly-owned subsidiary of ARCO. In August 1994, ARCO completed an offering of Exchangeable Notes due 1997 which can be exchanged at maturity into Lyondell Common Stock or, at ARCO's option, cash of an equal value. If ARCO elects to deliver shares of Lyondell Common Stock at maturity, ARCO's equity interest in Lyondell will be substantially reduced or eliminated. ARCO currently owns 39.9 million shares of Lyondell Common Stock. See Notes 10 and 20 of Notes to Consolidated Financial Statements on pages 47 and 55.

  For the year ended December 31, 1996, Lyondell recorded total revenues of approximately $248 million from sales to ARCO Chemical. Lyondell also provides certain plant services at ARCO Chemical's Texas facilities. ARCO Chemical in turn provides certain supplies and services to Lyondell. See "Downstream-- Chemicals." In addition, Lyondell currently purchases certain of its crude oil, natural gas and NGLs requirements from ARCO and Vastar at prices based on prevailing market prices. During 1996, Lyondell paid ARCO and its consolidated subsidiaries an aggregate of $17 million under these agreements, arrangements and transactions and received an aggregate of $318 million, principally from sales of product to ARCO Chemical.

  For additional information about Lyondell, a copy of Lyondell's 1996 Annual Report to Stockholders and 1996 Annual Report on Form 10-K can be obtained by writing to Investor Relations, Lyondell Petrochemical Company, One Houston Center, 1221 McKinney Street, Houston, Texas 77010. Lyondell's telephone number is (713) 652-7200.

                                CAPITAL PROGRAM

  The Company's capital expenditures for additions to fixed assets (including dry hole costs) totaled approximately $2.1 billion in 1996. In addition, 1996 capital expenditures included $1.2 billion for various investments including ARCO Chemical's investments in a TDI manufacturing facility, ARCO's investment in Canyon Fuel Company and investments in convertible bonds issued by ZRCC and LUKOIL. The capital program for additions to fixed assets is budgeted at $3.4 billion for 1997. The levels of future capital expenditures may be affected by business conditions in the industry, particularly possible changes in prices of and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures.

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

  Crude oil and natural gas supplies are currently abundant relative to demand in the worldwide markets for those commodities. Market prices are typically volatile as a result of uncertainties caused by world events. ARCO's emphasis on the cost-efficient exploration and development of petroleum resources and on innovative marketing strategies make the Company well situated to compete in this environment.

  In the refining, marketing and manufacturing segment of the industry, refining operations that yield a higher proportion of high-margin products and marketing operations that put a premium on high volume and innovation are of primary importance.

  The U.S. coal mines primarily serve competitive U.S. markets, where the availability of specific transportation arrangements, primarily rail transportation, are often a key element in competition because transportation costs are a significant component of the delivered price of coal. Almost all of the Company's U.S. coal customers are electric utilities. The Company's Australian mines are export-oriented, largely to Japan, and face worldwide competition from Canadian, Indonesian, South African, U.S. and other Australian producers.

  Key competitive factors in the chemicals markets include research and development, product price, quality, reliability of supply, technical support, customer service and potential substitute materials.

  The Company ranked as the sixth largest U.S. based oil company on the basis of revenues in the most recent Fortune 500 list of U.S. industrial companies.

                                HUMAN RESOURCES

  As of December 31, 1996, ARCO had approximately 22,800 full-time equivalent employees, of whom approximately 15% were represented by collective bargaining agents.

                           RESEARCH AND DEVELOPMENT

  ARCO engages in research for new and improved products and methods for operating its businesses principally at two facilities located at Newtown Square, Pennsylvania and Plano, Texas. Total research and development expenses were $106 million, $104 million and $109 million in 1996, 1995 and 1994, respectively.

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

  The Company's environmental remediation reserve of $577 million at December 31, 1996 covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. The Company has been named a potentially responsible party ("PRP") for 117 sites. The number of PRP sites in and of itself does not represent a relevant measure of liability, because the nature and extent of environmental concerns vary from site to site and the Company's share of responsibility varies from sole responsibility to very little responsibility. The Company reviews all of the PRP sites along with other sites as to which no claims have been asserted, in estimating the amount of accrual. The Company's future costs for these sites could exceed the amount reserved by as much as $600 million.

  Approximately 45% of the reserve relates to sites associated with the Company's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component relates to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites that received wastes from these facilities. The Company is also the subject of certain material legal proceedings described below under the caption "Material Environmental Litigation." The remainder relates to sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total reserve. Substantially all amounts reserved are expected to be paid out over the next five to six years.

 Clean Air

  The Federal Clean Air Act Amendments of 1990 (the "1990 Clean Air Act Amendments") and various state and local laws and regulations impose certain air quality requirements. Among other things, the 1990 Clean Air Act Amendments effectively require the manufacture and sale of reformulated and oxygenated gasolines in areas not meeting specified air quality standards. The EPA wintertime oxygenate gasoline program became effective in the fall of 1993. The EPA reformulated gasoline requirements became effective January 1, 1995 for the nine U.S. cities, including Los Angeles and San Diego, and other areas with the worst ozone pollution. The CARB's specifications for reformulated gasoline, which are stricter than the EPA requirements, became effective for retail sales on and after June 1, 1996. To comply with the EPA air quality requirements and CARB standards, in 1995 ARCO completed major modifications at its Los Angeles Refinery. The Company does not anticipate any material adverse effect upon its consolidated financial position as a result of compliance with such environmental laws and regulations.

  In 1993 the South Coast Air Quality Management District ("AQMD"), which sets air quality standards for a five county area of southern California, including Los Angeles County, adopted regulations requiring phased reductions of certain pollutants. By 2003 the Los Angeles Refinery and the Wilmington calciner will be required to achieve cumulative reductions from 1992 levels of oxides of nitrogen (NOx) of 63% and oxides of sulfur (SOx) of 83%. As part of the regulations, AQMD created a Regional Clean Air Incentives Market ("RECLAIM") program under which regulated firms can earn credits for achieving emission reductions below targeted levels. Those credits may then be bought and sold. The Los Angeles Refinery plans to achieve the requisite levels of emission reductions by a combination of reductions and acquisitions of credits, substantial amounts of which have already been purchased. The AQMD is currently considering modifications to the RECLAIM program, but nothing has yet been finalized.

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

  For the past three years, the Company's environment-related capital expenditures have averaged approximately $225 million per year. The Company anticipates environment-related capital expenditures of approximately
$170 million and $175 million for 1997 and 1998, respectively. For the past three years, the Company's operating expenses for the remediation of previously contaminated properties either compelled or likely to be compelled in the foreseeable future by government or third parties have averaged approximately $110 million per year. Cash payments for site remediation have averaged $120 million per year over the same period. The Company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For the past three years, the Company estimates that its operating expenses related to these ongoing costs have averaged approximately $230 million per year.

  In addition to the reserve for environmental remediation costs, the Company has also accrued, as of December 31, 1996, $950 million for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

 Material Environmental Litigation

  Pursuant to the authority provided under Superfund, the State of Montana has asserted claims against ARCO for compensation for damage to natural resources up to the maximum amount allowed by 42 United States Code (S)9607. These alleged damages, arising out of ARCO's or its predecessors' alleged activities, include restoration and compensable damages, assessment costs, and prejudgment interest. On December 12, 1983, a lawsuit, styled Montana v. ARCO, ex rel., (Case No. CV-83-317-HLN-PGH) was filed in the United States District Court for the District of Montana. The claim, as of January 1, 1997, was for damages of $764 million for alleged injuries to natural resources resulting from mining and mineral processing operations. ARCO is contesting this demand. In addition, on January 21, 1997, the court granted the Confederated Salish and Kootenai Tribes of the Flathead Reservation ("Tribes"), a limited form of intervention in Montana v. ARCO. The Tribes, as alleged trustees, have asserted claims against ARCO for alleged injury to and loss of natural resources located in the Clark Fork River Basin in southwest Montana. The United States Department of Interior also stated an intention to make a claim for natural resource damages in the Clark Fork River Basin.

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

  Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States, and private plaintiffs against Exxon, Alyeska, and Alyeska's owner companies (including ARCO Transportation Alaska, Inc.). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies, on the other hand.

  On November 21, 1990, ARCO filed a complaint in Los Angeles County Superior Court, Atlantic Richfield Company v. AETNA Casualty and Surety Company of America, et al. (Case No. BC 015575), seeking recovery under numerous insurance policies in effect at times during past years for certain environmental expenses incurred by ARCO. The claims arise from the activities of ARCO and its predecessor companies, including The Anaconda Company, at sites and locations throughout the United States. ARCO has settled with most of the insurance company defendants. ARCO expects that a trial against the remaining defendants will begin in 1997.

 Conclusion

  Environmental concerns, including the minimization and prevention of environmental contamination from ongoing operations, and the cost-effective remediations of existing contaminated sites, continue to be vital factors in the Company's future planning. See Note 13 of Notes to Consolidated Financial Statements on page 49, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

THE COMPANY

  On June 7, 1989, the City of New York, the New York City Housing Authority, and the New York City Health and Hospitals Corporation brought suit in the Supreme Court of the State of New York for the County of New York (Case No. 14365/89) against six alleged former lead pigment manufacturers or their successors (including ARCO as successor to International Smelting and Refining Company ("IS&R"), a former subsidiary of The Anaconda Company), and the Lead Industries Association ("LIA"), a trade association. Plaintiffs seek to recover damages in excess of $50 million including (i) past and future costs of abating lead-based paint from housing owned by New York City and the New York City Housing Authority; (ii) other costs associated with dealing with the presence of lead-based paint in that housing and privately-owned housing; and
(iii) any amounts paid by the City or the Housing Authority to tenants because of injuries caused by the ingestion of lead-based paint. Plaintiffs also seek punitive damages and attorney fees. The trial court dismissed all of plaintiffs' claims other than their fraud claim. Plaintiffs appealed the dismissal of their claims for restitution and indemnification and on June 27, 1996, the appellate court unanimously reversed the trial court's order.

  On January 24, 1996, ARCO (as successor to IS&R) was added as a defendant to a class action suit pending in the United States District Court for the Southern District of New York, German, et al. v. Federal Home Loan Mortgage Corp., et al. (Case No. 93 Civ 6941), by plaintiff intervenors Naquan and Naiya Thomas, minors, and their mother and guardian Kaii Henry. The complaint in intervention names as defendants, in addition to ARCO, eight alleged former processors of lead pigment and lead paint, the LIA, the City of New York and its Housing Authority, and the owner of the building where plaintiffs reside. Plaintiffs seek on behalf of themselves, and a purported class of children under seven and pregnant women residing in dwellings in the City of New York containing or presumed to contain lead paint, injunctive relief from all defendants including orders to abate lead paint and to contribute to court-administered funds to pay for abatement and medical monitoring and treatment. The complaint alleges causes of action against the lead pigment defendants and the LIA for negligence, strict products liability, fraud and misrepresentation, breach of express and implied warranty, nuisance, conspiracy, concert of action, and enterprise and market share liability. The City of New York, its Housing Authority, and the owner of the building where plaintiffs reside have filed cross-claims against ARCO, the other alleged former processors of lead pigment and paint, and the LIA seeking indemnification against or contribution toward any liability they (cross-claimants) may have to plaintiffs.

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

  On June 27, 1995, three former ARCO Alaska, Inc. employees filed an action in the Alaska Superior Court in Anchorage, titled Tesch, et al. v. ARCO Alaska, Inc. (Case No. 3AN-95-3320-CI), purporting to represent a class of all ARCO Alaska, Inc. employees classified as exempt from overtime pay requirements within the preceding three years. The plaintiffs claim that they and other exempt employees were not actually exempt under Alaska law from overtime pay and are entitled to pay for unpaid overtime and penalties in an unstated amount. On May 7, 1996, the court denied plaintiffs' motion for class certification and allowed further discovery. The plaintiffs recently filed a motion for reconsideration of the May 7, 1996 ruling denying certification. Employees of Alyeska in which ARCO Transportation Alaska, Inc. owns approximately 22%, have filed two other purported class actions making similar claims against Alyeska.

  On June 7, 1996, the case of Aguilar, et al. v. Atlantic Richfield, et al. (Case No. 700810) was brought in the Superior Court of California for the County of San Diego against ARCO and eight other refiner-marketers of CARB reformulated gasoline. The plaintiffs allege that the defendants conspired to restrict the supply, and thereby to raise the price of CARB gasoline in violation of California state antitrust and unfair competition law. The plaintiffs seek to recover treble damages, restitution, attorneys fees, and injunctive relief on behalf of themselves and a purported class of California residents who bought CARB gasoline after March 1, 1996 other than for resale.

ENVIRONMENTAL PROCEEDINGS

  As discussed under the caption "Environmental Matters," ARCO is currently participating in environmental assessments and cleanups at numerous operating and non-operating sites under Superfund and comparable state laws, RCRA, and other state and local laws and regulations, and pursuant to third party indemnification requests, and is the subject of material legal proceedings relating to certain of these sites. See "Environmental Matters--Material Environmental Litigation." Set forth below is a description, in accordance with SEC rules, of certain fines and penalties imposed by governmental agencies in respect of environmental rules and regulations.

  Certain organic waste material is contained in the soil and ground water at the site of the company's Monaca, Pennsylvania ("Beaver Valley") plant. In 1994, ARCO Chemical entered into a Consent Order and Agreement (the "Consent Agreement") with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which ARCO Chemical and PADEP agreed upon a work plan for testing and remedial process design with regard to the conditions at the Beaver Valley site. Under the terms of the Consent Agreement, ARCO Chemical paid civil penalties totaling $363,000 in 1994. In addition, ARCO Chemical is paying a penalty of $63,000 each year until the commencement of active remediation at the Beaver Valley site, after which the amount of such annual penalty shall be reduced based on the extent of remediation commenced at the site. ARCO Chemical has an agreement with Beazer East, Inc., the successor to Koppers Inc. (the previous owner of the Beaver Valley plant), whereby Beazer East, Inc. agreed to pay for approximately 50% of the cost of the remediation. ARCO Chemical sold the Beaver Valley plant assets to NOVA Chemicals Inc. ("NOVA") as of September 30, 1996, but currently retains ownership of the Beaver Valley land, substantial portions of which are being leased to NOVA. NOVA will assume ownership of such portions of the Beaver Valley land after the occurrence of certain defined events. ARCO Chemical has retained responsibility for the work plan and for certain additional remediation of the Beaver Valley land that may be required by PADEP pursuant to the Pennsylvania Land Recycling and Environmental Remediation Standards Act.

  On January 17, 1994, southern California experienced a major earthquake that caused widespread property damage and major disruptions to utilities and highways. Certain of ARCO's assets located in the region experienced varying degrees of damage. A common carrier crude oil pipeline suffered ruptures, one of which was involved in a fire of unknown origin. In addition, there was one person injured, property damage, and oil spills into the Santa Clara and Los Angeles Rivers. Each of the Los Angeles District Attorney and the State of California Attorney General have notified the Company that pursuant to various state statutes, some of which impose liability without fault, penalties and damages in excess of $100,000 may be imposed on the Company. A settlement has tentatively been reached. A class action lawsuit has been filed seeking damages in excess of $10 million plus punitive damages on behalf of individuals alleged to have been injured in the pipeline ruptures.

  On October 11, 1995, Vastar, on behalf of, and with ARCO's knowledge and full cooperation, met with the United States EPA to apprise the EPA of certain results obtained from Vastar's internal self-evaluation and audit program. The results conveyed to EPA concern the Prevention of Significant Deterioration ("PSD") permit program under the federal Clean Air Act at Vastar's Ignacio Blanco Fruitland ("IBF") coal degasification facilities. Through its self-evaluation and audit program, Vastar previously determined that a PSD permit may have been required for construction and operation of certain equipment at the IBF operations due to unanticipated levels of carbon monoxide emissions. Under federal law, EPA has the power to seek injunctive relief and civil penalties for violations of the federal Clean Air Act. Liability for failure to obtain a PSD permit under the Clean Air Act can be imposed without regard to willfulness or negligence. Vastar has sought the benefits of EPA's "Voluntary Environmental Self-Policing and Self-Disclosure Interim Policy Statement," which may allow Vastar to avoid any punitive penalties, although EPA may seek to recover what it considers to be the economic benefit of noncompliance. Vastar has advised ARCO that on October 27, 1995, the company made a written submittal to the EPA pursuant to the Interim Policy Statement. In January 1997, the U.S. Department of Justice, acting on behalf of the EPA, and the company agreed to settle the matter. Under the terms of the settlement, Vastar agreed to pay a $137,949 civil penalty. In addition, ARCO, the previous owner of the natural gas compression facilities, agreed to pay a $519,463 civil penalty. Under the terms of the settlement, the finalization of which is subject to certain minor conditions precedent, neither Vastar nor ARCO admitted liability with respect to the matter. The stipulation of settlement between the United States and ARCO has been entered in the U.S. District Court for the District of Colorado and the $519,463 ARCO civil penalty has been paid. In connection with the conveyance of the IBF facilities from ARCO to Vastar, Vastar agreed to indemnify ARCO against certain claims or liabilities to which ARCO could be subject relating to ARCO's historical ownership and operation of the facilities. Pursuant to such agreement, Vastar has reimbursed ARCO for the amount of the ARCO civil penalty.

  In addition to the matters reported herein, from time to time, certain of the ARCO's operating divisions and subsidiaries receive notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Such alleged violations may become the subject of enforcement actions or other legal proceedings and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

TAX MATTERS

  In 1994, the Internal Revenue Service issued a Notice of Deficiency for income tax relating to tax years 1983 through 1988. During 1996, the Company has made significant progress in substantiating its position to refute the claims originally asserted on the face of the Notice. ARCO has paid to the Internal Revenue Service the amount of tax (and interest) that it believes is due under the Notice and timely filed a petition in the U.S. Tax Court challenging the balance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                               ----------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of Registrant as of February 24, 1997.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
Mike R. Bowlin, 54        Mr. Bowlin has been Chairman of the Board since July 1995,
 Chairman of the Board,   Chief Executive Officer since July 1994, President of ARCO
 Chief Executive Officer  since June 1993 and a director since June 1992. He served as
 and President            Executive Vice President (June 1992-May 1993) and Senior Vice
                          President of ARCO (August 1985-June 1992), President of ARCO
                          International Oil and Gas Company (November 1987-June 1992),
                          President of ARCO Coal Company (August 1985-July 1987), Se-
                          nior Vice President of International Oil and Gas Acquisitions
                          (July 1987-November 1987), a Vice President of ARCO (October
                          1984-July 1985) and a Vice President of ARCO Oil and Gas Com-
                          pany (April 1981-December 1984). He has been an officer of the Company since 1984.

Anthony G. Fernandes, 51  Mr. Fernandes has been an Executive Vice President of ARCO
 Executive Vice           and a director since September 1994. He served as a Senior
 President and Director   Vice President of ARCO and President of ARCO Coal Company
                          (September 1990-September 1994), Vice President and Control-
                          ler of ARCO (July 1987-September 1990), a Vice President of
                          ARCO Oil and Gas Company (January 1985-July 1987) and a Vice
                          President of Anaconda Minerals (May 1981-January 1985). He
                          has been an officer of the Company since 1987.

Marie L. Knowles, 50      Mrs. Knowles has been an Executive Vice President and the
 Executive Vice           Chief Financial Officer of ARCO and a director since July
 President, Chief         1996. She served as a Senior Vice President of ARCO and Pres-
 Financial Officer and    ident of ARCO Transportation Company (June 1993- July 1996),
 Director                 Vice President and Controller of ARCO (July 1990-May 1993),
                          Vice President of Finance, Control and Planning of ARCO In-
                          ternational Oil and Gas Company (July 1988-July 1990), and
                          Assistant Treasurer of Banking of ARCO (October 1986-July
                          1988). She has been an officer of the Company since 1990.

William E. Wade, Jr., 54  Mr. Wade has been an Executive Vice President of ARCO and a
 Executive Vice           director since June 1993. He served as a Senior Vice Presi-
 President and Director   dent of ARCO (May 1987-May 1993), President of ARCO Oil and
                          Gas Company (October 1990-May 1993), President of ARCO Alas-
                          ka, Inc. (July 1987-July 1990), a Vice President of ARCO
                          (1985-1987) and a Vice President of ARCO Exploration Company
                          (1981-1985). He has been an officer of the Company since
                          1985.

H. L. Bilhartz, 50        Mr. Bilhartz has been a Senior Vice President of ARCO since
 Senior Vice President    July 1990 and President of ARCO Exploration and Production
                          Technology since June 1994. He served as President of ARCO
                          Alaska, Inc. (July 1990-May 1994), a Vice President of ARCO
                          (June 1987-July 1990), President of ARCO Coal Company (July
                          1987-July 1990), Vice President and Managing Director for
                          ARCO British Limited and ARCO Netherlands in London (1985-
                          1987), Vice President of Finance, Control and Planning of
                          ARCO International Oil and Gas Company (1984-1985) and Vice
                          President and District Manager for ARCO Oil and Gas Company
                          (1983-1984). He has been an officer of the Company since
                          1987.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
John B. Cheatham IV, 48   Mr. Cheatham has been a Senior Vice President of ARCO and
 Senior Vice President    President of ARCO International Oil and Gas Company since De-
                          cember 1995. He was Senior Vice President, Operations and New
                          Business Development (November 1993-November 1995) and Se-
                          nior Vice President, New Business Ventures (November 1992-No-
                          vember 1993) of ARCO International Oil and Gas Company and
                          Senior Vice President, Eastern District (August 1991-November
                          1992) and Vice President, Southeastern District (November
                          1989-August 1991) of ARCO Oil and Gas Company. He has been an officer of the Company since 1995.

Terry G. Dallas, 46       Mr. Dallas has been a Senior Vice President of ARCO since
 Senior Vice President    November 1996 and Treasurer since January 1994. He was a Vice
 and Treasurer            President of ARCO (June 1993-November 1996), the Vice
                          President, Corporate Planning (June 1993-January 1994), and
                          Assistant Treasurer, Corporate Finance of ARCO (1990-1993)
                          and Manager, Finance, Control and Planning, ARCO British,
                          Ltd. (1988-1990). He has been an officer of the Company since
                          1993.

Kenneth R. Dickerson, 61  Mr. Dickerson has been Senior Vice President, External
 Senior Vice President    Affairs/Environment, Health and Safety of ARCO since July
                          1988. He served as Vice President and General Tax Officer
                          (October 1985-June 1988) and Deputy General Counsel--
                          Resources of ARCO (September 1983-October 1985) and Associate
                          General Counsel of ARCO Oil and Gas Company (September 1982-
                          September 1983). He has been an officer of the Company since
                          1985.

John H. Kelly, 42         Mr. Kelly has been a Senior Vice President, Human Resources
 Senior Vice President    of ARCO since January 1997. He was Vice President, Corporate
                          Units Human Resources of ARCO (June 1993-January 1997) and
                          Vice President, Human Resources of ARCO Oil and Gas Company
                          (February 1992-June 1993). He has been an officer of the Com-
                          pany since 1993.

Stephen R. Mut, 46        Mr. Mut has been a Senior Vice President of ARCO since Sep-
 Senior Vice President    tember 1994 and President of ARCO Global Energy Ventures
                          since August 1996. He was President of ARCO Coal Company
                          (September 1994-August 1996) and Senior Vice President of Op-
                          erations of ARCO International Oil and Gas Company (1991-
                          1994). He has been an officer of the Company since 1994.

William C. Rusnack, 52    Mr. Rusnack has been a Senior Vice President of ARCO since
 Senior Vice President    July 1990 and President of ARCO Products Company since June
                          1993. He was President of ARCO Transportation Company (July
                          1990-May 1993), Vice President, Corporate Planning of ARCO
                          (June 1987-July 1990) and Senior Vice President, Marketing
                          and Employee Relations of ARCO Oil and Gas Company (1985-
                          1987). He has been an officer of the Company since 1987.

J. Kenneth Thompson, 45   Mr. Thompson has been a Senior Vice President of ARCO and
 Senior Vice President    President of ARCO Alaska, Inc. since June 1994. He was a Vice
                          President of ARCO and a Vice President of ARCO Exploration
                          and Production Technology (June 1993-June 1994) and as Senior
                          Vice President, Western District of ARCO Oil and Gas Company
                          (January 1990-June 1993). He has been an officer of the Com-
                          pany since 1994.

  NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
        RICHFIELD                 FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
 Bruce G. Whitmore, 52    Mr. Whitmore has been the Senior Vice President, General
  Senior Vice President,  Counsel and Corporate Secretary of ARCO since December 1994.
  General Counsel and     He served as Vice President and General Counsel of ARCO Chem-
  Corporate Secretary     ical Company (October 1990-December 1994) and as Associate
                          General Counsel, Finance and Corporate Affairs of ARCO (June
                          1986-September 1990). He has been an officer of the Company since 1994.

 Allan L. Comstock, 53    Mr. Comstock has been a Vice President and Controller of ARCO
  Vice President and      since June 1993. He was a Vice President of ARCO Chemical
  Controller              Company (October 1989-June 1993) and General Auditor of ARCO
                          (November 1985-October 1989). He has been an officer of the
                          Company since 1993.

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

  The following is a summary of the capital stock of ARCO as of December 31, 1996.

                                                         SHARES      SHARES
                                                       AUTHORIZED  OUTSTANDING
                                                       ----------- -----------
      $3.00 Preference Stock..........................      78,089      60,759
      $2.80 Preference Stock..........................     833,776     673,855
      Preferred Stock.................................  75,000,000         --
      Common Stock.................................... 600,000,000 161,082,043*

--------
*  Excludes treasury stock.

  Certain Open Market Stock Purchases. Pursuant to the 1985 Executive Long-Term Incentive Plan, as amended on February 24, 1997 (the "Amended LTIP"), officers and key employees are eligible to receive shares of Common Stock upon exercises of stock options, surrender of dividend share credits, and upon grants of Restricted Stock. Pursuant to the compensation program for outside directors, as amended in November 1996, outside directors are eligible to receive shares of Common Stock upon grants of Restricted Stock, including Restricted Stock granted in lieu of some or all of their cash compensation for serving as directors and in connection with the termination of the Outside Directors Retirement Plan. Pursuant to the Company's Capital Accumulation Plans, employees are eligible to receive Common Stock in satisfaction of employer and employee contributions thereunder. ARCO may satisfy these obligations by issuing new shares of Common Stock. From time to time ARCO may also purchase Common Stock on the open market and contribute it to treasury to provide for current and future obligations to deliver Common Stock under each of these plans; in addition, ARCO may purchase Common Stock on the open market and contribute it to treasury in satisfaction of its obligations upon conversion of the $3.00 Preference Stock and the $2.80 Preference Stock.

  Power of Board to Determine Terms of Preferred Stock. Under the Certificate of Incorporation, as amended following approval by stockholders on May 3, 1993, the Board is authorized to issue, at any time or from time to time, one or more series of Preferred Stock at its discretion. In addition, the Board has the power to determine all designations, powers, preferences and the rights of such stock and any qualifications, limitations and restrictions, including but not limited to: (i) the designation of series and numbers of shares; (ii) the dividend rights, if any; (iii) the rights upon liquidation or distribution of the assets of the Company, if any; (iv) the conversion or exchange rights, if any; (v) the redemption provisions, if any; and (vi) the voting rights, if any. No shares of Preferred Stock have been issued.

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

                       CAUTIONARY STATEMENT FOR PURPOSES
                    OF THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Private Securities Litigation Reform Act and is including this statement in its 1996 Form 10-K in order to do so.

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

  The other major factor affecting production rates is the Company's ability to replace depleting reservoirs with new reserves through enhanced recovery, acquisition or exploration success. Exploration success is impossible to predict particularly over the short term, where results vary widely year to year; moreover, the ability to replace reserves over an extended period depends not only on the total volumes found, but on the cost of finding and developing such reserves. Depending on the general crude oil price environment, the Company's finding and development costs may not justify the use of resources to produce such reserves. There can be no assurances as to the level or timing of success, if any, that the Company will be able to achieve in acquiring or finding and developing additional reserves.

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

 Products

  The Company conducts significant refining and marketing operations in the five western states of the U.S. Results of these operations will be significantly affected by changes in the volumes sold and the prices received on those volumes. These, in turn, are influenced by such factors as the general economic condition of the western states, which affects the overall demand for gasoline and other refined products, the actions taken by competitors, including both pricing and the expansion and retirement of refining capacity in response to market conditions, environmental regulations issued by the state and federal government, including particularly regulations dealing with gasoline composition and characteristics. Overall profitability of the Company's refining and marketing operations depends heavily on the margin between the price of crude oil and/or purchased products and the sales price of products produced and/or purchased. These margins may fluctuate depending upon changes in the price of crude oil and the relative supply/demand balance for products. Political constraints either in the form of express legal requirements or general political pressure may also limit the margins otherwise available to the Company. Projections as to the level of future earnings are dependent on the Company's ability to produce and sell the volumes of refined products and to achieve the margins on which those projections are based. Products volumes and margins historically have been volatile and may vary with factors such as the national and regional economy, market demand, regulatory changes, the price of crude oil, and the ability of regional refiners and the Company to provide a sufficient supply of refined products.

 Chemical Operations

  ARCO derives a material portion of its net income from the chemical operations of its affiliates. Results of its chemical operations are influenced by changes in the cost of raw materials, the availability of substitutes, changes in the supply/demand balance, and actions taken by competitors to increase or decrease their production volumes. Earnings with respect to chemical operations typically are cyclical and show marked responses to changes in the overall economic climate. Projections as to the level of future earnings are dependent on achieving the volumes and margins for chemicals on which those projections are based. Volumes and margins for these petrochemical products are strongly influenced by national and world economic growth, market demand, the availability of substitutes, regulatory changes, the cost of raw materials, and the worldwide capacity to produce these petrochemical products.

EFFECT OF POLITICAL AND REGULATORY INSTABILITY ON COMPANY'S OPERATIONS

  The Company's ability to conduct acquisition, exploration, development and production of oil and gas interests is dependent on the political and regulatory climate in the particular geographic regions where the properties are located. The Company's ability to negotiate and implement specific projects in a timely and favorable manner may be impacted by political considerations unrelated to or beyond the control of the Company. Political instability may result in insurgencies and military operations that could interfere with the Company's operating facilities located throughout the world. Possible political and regulatory actions by governments may affect future results in unpredictable ways.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                        1996                                 1995
                         ----------------------------------- -------------------------------------
                           4TH      3RD      2ND      1ST      4TH      3RD      2ND       1ST
                         -------- -------- -------- -------- -------- -------- -------- ----------
Common Stock:
 Market price per share
   High................. $142 1/2 $128     $123     $119 7/8 $115 3/8 $116 5/8 $117 7/8 $115 19/64
   Low.................. $126 3/4 $114 3/8 $112 1/2 $107 1/2 $104 1/4 $106 3/8 $109     $100 1/2
 Cash dividends per
  share................. $1.375   $1.375   $1.375   $1.375   $1.375   $1.475*  $1.375   $1.375
$3.00 Cumulative Con-
 vertible Preference
 Stock:
 Market price per share
   High................. $873     $822 3/4 $822     $778 3/8 $745     $771     $778 1/2 $761 5/8
   Low.................. $873     $794     $812 5/8 $748 1/2 $744 1/2 $738     $765     $708
 Cash dividends per
  share................. $0.75    $0.75    $0.75    $0.75    $0.75    $0.75    $0.75    $0.75
$2.80 Cumulative Con-
 vertible Preference
 Stock:
 Market price per share
   High................. $337 1/2 $305 1/8 $290 1/2 $283 5/8 $274 1/2 $276     $280     $274
   Low.................. $303 5/8 $277     $270 1/2 $260     $249 1/8 $256     $266 3/4 $242
 Cash dividends per
  share................. $0.70    $0.70    $0.70    $0.70    $0.70    $0.70    $0.70    $0.70

--------
*Dividends include a $0.10 per share redemption payment for Common Stock purchase rights.

  Prices in the foregoing table are from the New York Stock Exchange composite tape. On February 24, 1997 the high price per share was $127 7/8 and the low price per share was $126 5/8.

  As of December 31, 1996, the approximate number of holders of record of Common Stock of ARCO was 88,400. The principal markets in which ARCO's Common Stock is traded are listed on the cover page.

  The quarterly dividend rate for Common Stock was increased to $1.375 per share in January 1991. On January 27, 1997, a dividend of $1.375 per share was declared on Common Stock, payable on March 14, 1997 to stockholders of record on February 14, 1997. Future cash dividends will depend on earnings, financial conditions and other factors; however, the Company presently expects that dividends will continue to be paid.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for ARCO:

                                              YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                     1996(1) 1995(2) 1994(1)(3) 1993(4) 1992(5)
                                     ------- ------- ---------- ------- -------
                                        (MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales and other operating revenues.. $18,592 $15,819  $15,035   $17,189 $17,503
Income before changes in accounting
 principles.........................   1,663   1,376      919       269   1,193
Net income..........................   1,663   1,376      919       269     801
Earned per share before changes in
 accounting principles..............   10.18    8.42     5.63      1.66    7.39
Earned per share....................   10.18    8.42     5.63      1.66    4.96
Cash dividends per common share.....    5.50    5.60     5.50      5.50    5.50
Total assets........................  25,715  23,999   24,563    23,894  24,256
Long-term debt and capital lease
 obligations........................   5,593   6,708    7,198     7,089   6,227

--------
(1) See Note 2 of Notes to Consolidated Financial Statements regarding unusual items on page 44.
(2) Dividends include a $0.10 per share redemption payment for Common Stock purchase rights.
(3) Includes after-tax gain of $273 million from issuance of stock by Vastar Resources, Inc.
(4) Includes charges of $404 million after tax related to the writedown for sale or other disposition of oil and gas properties and excess office space, and the costs associated with the elimination of approximately 1,300 positions.
(5) Includes a net after-tax benefit of $211 million related to a settlement with Iran, the recognition of a portion of the gain from the sale of Lyondell Petrochemical Company common stock, partially offset by a charge resulting from ARCO Chemical Company's withdrawal from a joint venture.

                                                                            ARCO

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings from Operations

Millions                                     1996       1995      1994
                                             ----       ----      ----

Net income                                 $1,663     $1,376      $919
Special items (benefit) charge                  -        (45)      (40)
                                           ------     ------      ----
Operating Results                          $1,663     $1,331      $879
                                           ======     ======      ====


Special items after tax

Millions                                     1996       1995      1994
                                             ----       ----      ----

Insurance settlements                       $(47)      $(82)    $   -
Restructuring charges                         19          -       210
Gain on issuance of subsidiary stock           -          -      (273)
Future environmental remediation              19         30        48
Other, net                                     9          7       (25)
                                            ----       ----     -----
Total (benefit) charge                      $  -       $(45)    $ (40)
                                            ====       ====     =====

     ARCO's 1996 earnings were 21% higher than 1995 earnings which, in turn, were 50% higher than 1994 earnings. The 1996 operating results benefited from higher crude oil and natural gas prices, increased natural gas volumes, higher refining and marketing volumes, and lower exploration and interest expense.

3 Bar Graphs Showing Average Crude Oil Sales Prices for 1994, 1995 and 1996.

Average Crude Oil Sales Prices (per barrel)    1994    1995        1996
                                               ----    ----        ----

U.S. including Vastar                        $10.44    $12.31    $16.36
International                                $15.16    $16.26    $19.60

3 Bar Graphs Showing Average Natural Gas Sales Prices for 1994, 1995 and 1996

Average Natural Gas Sales Prices
 (per thousand cubic feet)                    1994      1995       1996
                                              ----      ----       ----

U.S. including Vastar                        $1.76     $1.35      $1.80
International                                $2.51     $2.56      $2.54

These combined benefits were partially offset by lower earnings from ARCO's chemical interests. 1996 cost savings from ARCO's efforts to achieve a low-cost operating structure exceeded $450 million after tax, compared to the benchmark year of 1993.

     In 1995, operating results benefited from higher ARCO Chemical Company earnings, higher crude oil prices, cost savings resulting from ARCO's 1993 and 1994 restructurings, and higher earnings from ARCO's equity interest in Lyondell Petrochemical Company. These benefits were partially offset by lower refining and marketing margins and lower domestic natural gas prices. 1995 cost savings totaled $330 million after tax, compared to the benchmark year of 1993.

Results of Segment Operations

Exploration and Production

Millions                              1996     1995     1994
                                      ----     ----     ----
Net income                          $1,271     $683     $405
Special items (benefit) charge         (15)     (23)      75
                                    ------     ----     ----
Operating results                   $1,256     $660     $480
                                    ======     ====     ====

Special items after tax

Millions                              1996     1995     1994
                                      ----     ----     ----
Restructuring charges                 $  -     $  -      $66
Asset sales                              -       (9)      (6)
Asset impairment                         -       12        -
Other, net                             (15)     (26)      15
                                      ----     ----      ---
Total (benefit) charge                $(15)    $(23)     $75
                                      ====     ====      ===

     Higher crude oil and natural gas prices, growth in natural gas volumes and lower exploration expenses combined to benefit earnings in 1996.

     In 1995, earnings reflected the effect of higher crude oil prices, higher natural gas volumes and reduced operating expenses, partially offset by lower domestic natural gas prices and higher exploration expenses.

                                                                            ARCO

MANAGEMENT'S DISCUSSION


Petroleum Liquids Production

Barrels/day - net                    1996      1995      1994
                                     ----      ----      ----
Prudhoe Bay                        181,200   200,500   214,800
Kuparuk River                      130,500   140,700   147,200
Greater Point McIntyre              50,100    45,000    36,000
Alaska NGLs                         25,700    27,400    23,200
Lower 48, including Vastar         171,800   169,500   170,100
International                       66,100    66,800    72,800
                                   -------   -------   -------
Total                              625,400   649,900   664,100
                                   =======   =======   =======

     Worldwide petroleum liquids production decreased in both 1996 and 1995 as a result of natural field declines. In Alaska, increased production from the Greater Point McIntyre fields was more than offset by production declines in the Prudhoe Bay and Kuparuk River fields. Internationally, new production volumes from the Rhourde El Baguel field in Algeria in the latter half of 1996 and the Blenheim field in the United Kingdom in 1995 were more than offset by decreases in volumes received from Indonesian production sharing contracts in both years.

Natural Gas Production

Million cubic feet/day - net        1996    1995    1994
                                    ----    ----    ----

U.S., including Vastar             1,044     999     960
United Kingdom                       330     265     286
Indonesia                            311     270     206
China                                 69       -       -
Other international                   20      22      19
                                   -----   -----   -----
Total                              1,774   1,556   1,471
                                   =====   =====   =====

     U.S. natural gas production growth in 1996 and 1995 came primarily from Vastar Resources, Inc.'s fields in the San Juan Basin and the Gulf of Mexico.

     In 1996, international natural gas production was higher as a result of the startup of the Yacheng-13 field in the South China Sea and higher production in the United Kingdom and Indonesia. A full year of production from the Gawain field contributed to the increase in United Kingdom natural gas sales.

1 Pie Chart Showing Production for 1996

Production (thousand barrels of oil equivalent per day)          1996
                                                                 ----

Alaska                                                          392.9
Lower 48                                                        340.4
International                                                   187.8

  Production from Indonesian natural gas fields in 1996 and 1995 grew as a result of greater contract takes by purchasers. Unseasonably warm weather in late 1995 contributed to the decline in United Kingdom natural gas sales.

  In 1996, a number of projects were started that will contribute growth to ARCO's exploration and production operations. ARCO became a partner with Sonatrach in Rhourde El Baguel, Algeria's second largest oil field. This added 218 million barrels of oil to ARCO's reserves. In Alaska, the Alpine field west of the Kuparuk River field on the North Slope should start production in 2000. ARCO added 65 million barrels of proved reserves for primary recovery from Alpine. In eastern Indonesia, ARCO is drilling the sixth delineation well to appraise the Wiriagar gas discovery's potential for a large liquefied natural gas project.

3 Bar Graphs Showing Natural Gas Growth for 1994, 1995 and 1996

Natural Gas Growth (million cubic feet per day)   1994      1995      1996
                                                  ----      ----      ----

U.S. Gas                                           960       999      1,044
International Gas                                  511       557        730

                                                                            ARCO

Coal

Millions                             1996     1995    1994
                                     ----     ----    ----

Net income                          $   60   $  75   $  70
Special items (benefit) charge           -      10       -
                                    ------   -----   -----
Operating results                   $   60   $  85   $  70
                                    ======   =====   =====
Worldwide shipments (tons)            62.5    57.6    49.6

     Record production in the U.S. in 1996 was more than offset by lower average U.S. coal prices, higher worldwide operating and maintenance costs, and the exchange rate effect of a stronger Australian currency. U.S. volumes were up 13% in 1996 as production increased at all U.S. mines. Australian volumes were 8% lower because of equipment down time and labor-related interruptions.

     Due to the unanticipated geological complexity of ARCO's Curragh mine in Australia, the current cost of recovering coal is significantly more than originally estimated. Therefore, the Company is studying several options to improve profitability and efficiency which may include scaling back the level of operations at the mine. Total shipments from the mine were 5 million tons in 1996.

     In December 1996, a subsidiary of ARCO acquired a 65% interest in Canyon Fuel Company, a limited liability company which owns three mines in Utah. The mines produced 9.4 million tons in 1996 and have estimated recoverable reserves of 270 million tons. At December 31, 1996, ARCO's net investment at cost was $411 million. The results of the acquired mines were not included in ARCO's 1996 consolidated net income. The pro forma effect of including the earnings from the acquired mines was immaterial to ARCO's consolidated net income in 1996.

1 Pie Chart Showing Operating Results for 1996

Operating Results (millions)                          1996
                                                      ----

Exploration and production                          $1,256
Coal                                                $   60
Refining and marketing                              $  270
Transportation                                      $  161
ARCO Chemical                                       $  320
Lyondell                                            $   53

     In 1995, worldwide production increases and higher coking and export steam coal prices for Australian production were partially offset by lower average U.S. prices. Earnings included a net charge of $10 million, primarily related to the impact on deferred taxes of an Australian tax rate increase.

Refining and Marketing

Millions                             1996    1995    1994
                                     ----    ----    ----

Net income                          $ 260   $ 177   $ 195
Special items (benefit) charge         10      23      80
                                    -----   -----   -----
Operating results                   $ 270   $ 200   $ 275
                                    =====   =====   =====

     Operating results in 1996 reflected higher refined product prices and sales volumes, partially offset by the impact of higher crude oil prices, higher prices and volumes of purchased refined products and increased operating costs. The increased operating costs were associated with maintenance turnarounds and charges for environmental and other remediation. Refined products were purchased from third parties to supplement ARCO's refinery production.

                                                                            ARCO

MANAGEMENT'S DISCUSSION

     The Company's margins in 1996 were highest in the second and third quarters and declined in the fourth quarter, reflecting rising oil prices and declining products prices. The declining product prices resulted primarily from extremely competitive conditions in the Los Angeles area in the 1996 fourth quarter. As a result, the Company had an after-tax loss of $8 million for the quarter, compared to after-tax earnings of $53 million for the 1995 fourth quarter. Margins remained weak in January 1997.

  In 1995, the impact of higher crude oil costs more than offset increased sales prices and volumes and lower operating expenses.

Petroleum Products Sales

Thousand barrels/day                 1996    1995    1994
                                     ----    ----    ----

Gasoline                            266.4   256.8   253.8
Jet                                 117.0   106.2    97.6
Distillate                           69.0    69.1    73.5
Other                                80.7    61.8    53.0
                                    -----   -----   -----
Total                               533.1   493.9   477.9
                                    =====   =====   =====

  The 1996 special items included an after-tax charge of $10 million related to environmental and other remediation. The 1995 special items included charges related to terminating certain contractual agreements and future environmental remediation. The 1994 special items included charges related to personnel reductions and future environmental remediation.

1 Pie Chart Showing Petroleum Products Sales for 1996

Petroleum Products Sales (thousand barrels/day)       1996
                                                      ----

Gasoline                                             266.4
Jet                                                  117.0
Distillate                                            69.0
Other                                                 80.7

     ARCO was able to achieve higher sales in 1996 and 1995 by a combination of increased refining capacity resulting from modifications and debottlenecking projects necessary to make reformulated gasolines and increased refined products purchases. The increase in other sales in 1996 reflected the sale of intermediate products as a result of turnarounds.

Transportation

Millions                             1996    1995     1994
                                     ----    ----     ----

Net income                          $ 141   $ 193    $ 172
Special items (benefit) charge         20      (3)      20
                                    -----   -----    -----
Operating results                   $ 161   $ 190    $ 192
                                    =====   =====    =====

     The operating results reflected lower Trans Alaska Pipeline System (TAPS) tariff revenues and a 6% decrease in TAPS volumes compared to 1995. In 1995, increased volumes and earnings from the commercial pipeline and terminal businesses in the Lower 48 nearly offset declines in earnings from TAPS.

     The 1996 transportation results included a net after-tax charge of approximately $20 million for the writedown of ARCO's interest in the Point Arguello Pipeline and a TAPS tariff refund of $14 million (reflected as a benefit in ARCO's exploration and production special items), partially offset by a gain on a pipeline interest sale.

     The 1994 results included net charges of approximately $20 million after tax related to personnel reductions, a loss on the sale of Midcontinent product pipelines, and costs associated with the Southern California earthquake, partially offset by a tax credit.

                                                                            ARCO

Chemicals

Millions                             1996    1995    1994
                                     ----    ----    ----

ARCO Chemical
  Net income (reported)             $ 348   $ 508   $ 269
  ARCO's share*                       320     460     265

*Reflects ARCO's share of ARCO Chemical net income after segment adjustments, primarily for interest expense and minority interest.

     ARCO Chemical's earnings declined in 1996 primarily as a result of significantly lower styrene monomer (SM) margins. The SM margins were lower as sale prices decreased more than raw material costs. SM sale prices declined significantly versus the 1995 period as production from increased industry capacity depressed SM market prices.

     In 1995, ARCO Chemical's earnings reflected higher margins for propylene oxide (PO) and its derivatives and SM. The margin improvements were primarily attributable to higher prices, which more than offset increased costs of raw materials. Both prices and margins for SM decreased in the second half of 1995 as worldwide demand declined, reversing the trend during the early part of 1995.

     ARCO Chemical reported that its 1994 results included an after-tax charge of $19 million for corporate restructuring and a $12 million benefit from insurance proceeds.

     In 1996, ARCO Chemical undertook actions to focus on its core PO and derivatives businesses. ARCO Chemical sold its plastics business in September 1996, and purchased an isocyanates business in December 1996. ARCO Chemical announced plans to build a PO/SM plant in Rotterdam, Netherlands, and expand its existing PO/SM capacity in Channelview, Texas.

Lyondell Petrochemical Company

Millions                                              1996    1995    1994
                                                      ----    ----    ----

Net income (reported)                                 $ 126   $ 389   $ 223
ARCO's equity income                                     53     194     111

     ARCO has a 49.9% interest in Lyondell. Lyondell's net income declined in 1996 primarily because of lower olefins margins resulting from higher feedstock costs. Lyondell's results in 1995 benefited from higher olefins margins and increases in its polymers business following the acquisition of additional capacity in 1995 and strong aromatics performance at LYONDELL-CITGO refinery. The strong performance in the olefins and polymers markets in the first nine months of 1995 was followed by a sharp market decline in the latter part of the year.

Unallocated Expenses and Other

Millions                                              1996     1995    1994
                                                      ----     ----    ----
Unallocated net benefit (expense)                   $    4   $   94   $ (57)

     The net benefits in 1996, and to a greater extent in 1995, were from insurance settlements related to certain past environmental expenses. In 1996, the net benefit was also lower due to final charges for previously reported personnel reductions, and less interest income from short-term investments. The insurance settlements, the absence of charges for personnel reductions and other items, and lower insurance and corporate staff expense resulted in a net after-tax benefit in 1995, compared to a net after-tax expense in 1994.

                                                                            ARCO

MANAGEMENT'S DISCUSSION


Results of Consolidated Operations

Revenues

Millions                                              1996       1995       1994
                                                      ----       ----       ----

Sales and other operating revenues (excluding
  excise taxes)
Upstream                                           $ 9,774    $ 8,898    $ 8,632
Downstream                                          11,682     10,511      9,362
Intersegment eliminations                           (2,864)    (3,590)    (2,959)
                                                   -------    -------    -------
Total                                              $18,592    $15,819    $15,035
                                                   =======    =======    =======

     In 1996, higher crude oil and natural gas prices, increased natural gas marketing activity and higher natural gas production volumes were partially offset by decreased crude oil trading activity.

     Sales to third parties of natural gas (produced and purchased volumes) increased to 3.8 billion cubic feet per day in 1996, up from 2.8 billion cubic feet per day in 1995. The majority of the increase was generated by Vastar, where natural gas revenues increased from $1.3 billion in 1995 to $2.5 billion in 1996. The remainder of the increase came from international production in the South China Sea, North Sea and offshore Indonesia. Sales to third parties of petroleum liquids (both produced and purchased volumes) were down 42,200 barrels per day, compared to 1995.

     In downstream businesses, higher refined products prices and volumes were partially offset by a decline in chemical products prices and volumes. ARCO Chemical sales and other operating revenues declined $327 million in 1996.

1 Bar Graph Showing Crude Oil Refinery Runs for 1994, 1995 and 1996

                                                      1994      1995      1996
                                                      ----      ----      ----

Crude oil refinery runs (thousand barrels/day)         408       439       453

     In 1995, higher crude oil prices and increased sales volumes for coal were partially offset by decreased crude oil trading activity and lower domestic natural gas prices. Sales to third parties of petroleum liquids (both produced and purchased volumes) were down 90,200 barrels per day, compared to 1994.

     In downstream businesses, the 1995 revenues reflected higher prices and sales volumes for chemical and refined products. ARCO Chemical sales and other operating revenues increased $859 million in 1995, compared to 1994.

1 Pie Chart Showing Revenues for 1996

Revenues (millions)                                            1996
                                                               ----

Upstream                                                    $ 9,774
Downstream                                                  $11,682

     Other revenues declined in 1996 primarily because of lower equity earnings from Lyondell, lower benefits from insurance settlements and a lower average balance of short-term investments.

     Other revenues were higher in 1995 primarily because of insurance settlements and higher equity earnings from Lyondell.

                                                                            ARCO

Expenses

Millions                                 1996       1995       1994
                                         ----       ----       ----

Trade purchases                       $ 7,949    $ 6,116    $ 5,961
Operating expenses                      3,953      3,790      3,797
SG&A expenses                           1,018      1,029      1,003
Exploration expenses                      413        523        455
                                      -------    -------    -------
Total                                 $13,333    $11,458    $11,216
                                      =======    =======    =======
Percent of operating revenues            71.7%      72.4%      74.6%

     In 1996, trade purchases were higher as a result of increased natural gas marketing activity and higher third-party purchases of refined products. Natural gas marketing purchases increased to 2.1 billion cubic feet per day in 1996, up from 1.3 billion cubic feet per day in 1995. Prices for purchased volumes of natural gas, crude oil and refined products were also higher in 1996.

     In 1995, trade purchases increased as a result of higher chemical feedstock costs and crude oil prices, partially offset by decreased crude oil trading activity. Crude oil trading purchases decreased 73,300 barrels per day in 1995, compared to 1994.

     ARCO's 1996 operating expenses reflected higher oil and gas lease operating and other support costs for new international operations, partially offset by lower operating costs in Alaska. In addition, refining and marketing and coal operating expenses were higher in 1996. The higher refining and marketing expenses were associated with maintenance turnarounds, marketing improvements and charges for environmental and other remediation. The higher coal expenses were associated with increased production volumes and maintenance.

     The 1995 operating expenses were lower in the following areas: domestic exploration and production - lease operating and other support; refining and marketing - maintenance, outside services and personnel; transportation - maintenance; and insurance costs. The lower maintenance expense was related to the level of scheduled refinery turnarounds and less required work on the Trans Alaska Pipeline in 1995. ARCO Chemical tolling costs associated with toluene di-isocyanate sales, which began in 1995, partially offset the reductions.

     The decline in 1996 exploration expense primarily reflected lower dry hole costs in ARCO's international exploration and production operations. Higher exploration expenses in 1995 primarily reflected dry hole costs associated with South China Sea exploration, partially offset by lower exploration costs in Alaska.

     The higher taxes other than income taxes in 1996 primarily reflected the impact of higher crude oil prices on U.S. production taxes and the impact of higher crude oil prices and production volumes in the United Kingdom. The reduction in 1995 primarily reflected the absence of an accrual for certain tax issues recorded in 1994.

     The decline in interest expense in 1996 reflected lower average long-term debt balances outstanding during the year, compared to prior years.

     Unusual items in 1996 were final charges for personnel reductions, the majority of which were reported as unusual items in 1994.

                                                                            ARCO

MANAGEMENT'S DISCUSSION


Gain on Issuance of Stock by Vastar Resources, Inc.

     In July 1994, Vastar consummated the sale of 17,250,000 shares of its common stock to the public at an initial offering price of $28 per share. Vastar was a wholly owned subsidiary of ARCO prior to the offering. ARCO realized an after-tax gain of $273 million as a result of the initial public offering by Vastar. At December 31, 1996, ARCO owned 80,000,001 shares of Vastar's common stock, which represented 82.3% of Vastar's outstanding common stock. Vastar's results of operations are included in ARCO's Lower 48 results in the exploration and production segment.

Income Taxes

     The Company's effective tax rate was 34.7% in 1996, compared to 31.6% in 1995 and 28.3% in 1994. The higher effective tax rate in 1996 primarily reflected a decrease in the benefit from the dividends received tax deduction and the absence of the 1995 foreign deferred tax asset valuation allowance benefit.

     The higher effective tax rate in 1995 primarily reflected the effect of higher pretax income, without an increase in tax credits compared to 1994.

Financial Condition and Liquidity

     Cash and cash equivalents and short-term investments totaled $2.2 billion at year-end 1996 and short-term borrowings were $1.2 billion. Working capital was $1.8 billion lower at the end of 1996, primarily reflecting the addition to current liabilities of the $988 million principal amount of ARCO's 9% Exchangeable Notes due September 15, 1997, and a decrease in short-term investments. At maturity, holders of the 9% Exchangeable Notes will receive shares of Lyondell common

1 Pie Chart Showing Cash Inflows for 1996

Cash Inflows (millions)                               1996
                                                      ----

Operations                                            $3,405
Long-term debt                                        $  680
Short-term investments                                $  778
Other                                                 $  393

stock, or at ARCO's option, cash with an equal value in exchange for the principal amount of the Notes.

     At December 31, 1996, ARCO had unused committed bank credit facilities totaling $3.1 billion and ARCO Chemical had an unused bank credit facility totaling $300 million. Vastar had an unused revolving credit facility totaling $1.1 billion.

     During 1996, two projects were begun that could lead to growth in ARCO's exploration and production operations. ARCO entered into a joint venture with Russia's largest oil company, LUKOIL, to pursue projects in the Commonwealth of Independent States. The joint venture entity, LUKARCO, of which ARCO owns 46% and LUKOIL owns 54%, may invest up to $5 billion in various projects over the next 18 years; ARCO has agreed to provide most of the financing to LUKARCO. The first investment will be in the Caspian Pipeline Consortium, a $2 billion 900-mile pipeline project, of which LUKARCO will hold a 12.5% interest.

     ARCO also entered into a joint venture to produce and upgrade heavy oil from the Orinoco region of Venezuela. The initial $2 billion phase of the project, of which ARCO will hold a 30% interest, is expected to be operational by 2001.

                                                                            ARCO

1 Pie Chart Showing Cash Outflows for 1996

Cash Outflows (millions)                                1996
                                                        ----

Adds to fixed assets                                  $2,141
Long-term debt                                        $  861
Acquisitions                                          $  987
Dividends                                             $  887
Investments in ZRCC and LUKOIL                        $  218
Other                                                 $  240

Capital Expenditures

     ARCO's 1997 capital spending program includes $3.4 billion for additions to fixed assets, which includes spending for the Rhourde El Baguel, Wiriagar and Alpine projects and a polypropylene project at the Los Angeles refinery.

     Future capital expenditures remain subject to business conditions affecting the industry, particularly changes in price and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures. In addition, the status of negotiations with foreign sovereign governments and third parties and approvals by foreign governments may also affect the timing of future capital expenditures.

1 Pie Chart Showing Additions to Fixed Assets for 1997

Adds to Fixed Assets (millions)                                    1997
                                                                   ----

U.S. E&P                                                         $  925
International E&P                                                $1,200
Refining and marketing                                           $  485
Chemicals                                                        $  455
Other                                                            $  335

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

Environmental Reserves

Millions                                      1996     1995     1994
                                              ----     ----     ----

Beginning balance                            $ 658    $ 670    $ 648
Charges                                         49      101      138
Payments                                      (130)    (113)    (116)
                                             -----    -----    -----
Ending balance                               $ 577    $ 658    $ 670
                                             =====    =====    =====

     The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs (such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated

                                                                            ARCO

MANAGEMENT'S DISCUSSION


sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites), it is possible that actual costs could exceed the amount accrued by as much as $600 million.

1 Bar Graph Showing Environmental Charges for 1994, 1995 and 1996

                                             1994      1995      1996
                                             ----      ----      ----

Environmental Charges (millions)            $ 138     $ 101     $  49

ARCO's operating expenses include ongoing costs of controlling or disposing of pollutants. For the past three years, the Company estimates that its operating expenses related to these ongoing costs have averaged approximately $230 million per year. See Notes 3 and 13 to Consolidated Financial Statements regarding environmental matters.

     In addition to the provision for environmental remediation costs, $950 million has been accrued for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and for the estimated costs of restoration and reclamation of land associated with such facilities.

Risk Management

     To minimize the effects of interest rate and foreign currency fluctuations, ARCO enters into the following transactions using derivatives: 1) foreign currency forward, option and swap contracts; 2) interest rate swaps; and 3) financial futures contracts and over-the-counter Treasury options which are limited to investment portfolio hedging, alteration of portfolio duration and changing asset mix.

     ARCO and its subsidiaries also engage in hedging strategies involving forward and futures contracts, swaps and options covering part of its natural gas and crude oil production to minimize the effects of commodity price fluctuations. As of December 31, 1996, Vastar had entered into a series of commodity swaps and natural gas price collar agreements covering approximately 373 million cubic feet per day (mmcfd) of its natural gas production in the first quarter 1997 and 260 mmcfd in the second through fourth quarters 1997.

     Commodity swaps covering approximately 125 mmcfd and 150 mmcfd of Vastar's natural gas production for 1997 and 1998, respectively, were at an average price of $1.92 per thousand cubic feet (Mcf) and $2.07 per Mcf, respectively (on a Henry Hub basis). Another series of commodity swaps, covering approximately 115 mmcfd of its natural gas production in the first quarter 1997 and 85 mmcfd in the second through fourth quarters 1997, were at an average price of $2.15 per Mcf during the first quarter 1997 and $1.82 per Mcf (on a Henry Hub basis) during the period April 1, 1997 through December 31, 1997. The natural gas price collar agreements, covering an additional 133 mmcfd of its natural gas production in the first quarter 1997 and 50 mmcfd in the second through fourth quarters 1997, were at prices between $2.37 and $2.75 per Mcf during the first quarter 1997 and $2.07 and $2.33 per Mcf, (on a Henry Hub basis) during the period April 1, 1997 through December 31, 1997. Vastar's 1996 natural gas production was 871.6 mmcfd.

     The Company uses simple, non-leveraged derivative instruments that are placed with major institutions whose creditworthiness is continually monitored. Risk management strategies are reviewed and approved by senior management before being implemented. Policies limit the maximum amount of positions that can be taken in any given instrument.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

 SCHEDULE
   NO.                                                                    PAGE
   ---                                                                    ----
          Independent Accountants' Report...............................   38
          Financial Statements:
              Consolidated Statement of Income..........................   39
              Consolidated Balance Sheet................................   40
              Consolidated Statement of Changes in Stockholders' Equity.   41
              Consolidated Statement of Cash Flows......................   42
              Notes to Consolidated Financial Statements................   43
              Supplemental Information..................................   57
          Supporting Financial Statement Schedule Covered by the
           Foregoing Independent Accountants' Report:
    II        Valuation and Qualifying Accounts.........................   66

  Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  Financial statements with respect to unconsolidated subsidiaries and 50% owned companies are omitted per Rule 3-09(a) of Regulation S-X.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of Atlantic Richfield Company

  We have audited the accompanying consolidated balance sheets of Atlantic Richfield Company as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and the related financial statement schedule listed in the index on page 37 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Richfield Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 12, 1997

                                                                            ARCO
CONSOLIDATED STATEMENT OF INCOME

                                                     For the year ended December 31,
Millions, except per share amounts                      1996      1995      1994
                                                        ----      ----      ----

REVENUES
Sales and other operating revenues                     $18,592   $15,819   $15,035
Other revenues                                             577       920       647
                                                       -------   -------   -------
Total revenues                                          19,169    16,739    15,682
                                                       -------   -------   -------

EXPENSES
Trade purchases                                          7,949     6,116     5,961
Operating expenses                                       3,953     3,790     3,797
Selling, general and administrative expenses             1,018     1,029     1,003
Depreciation, depletion and amortization                 1,633     1,641     1,671
Exploration expenses (including undeveloped lease
  amortization)                                            413       523       455
Taxes other than income taxes                              800       717       780
Interest                                                   668       750       759
Unusual items                                               26         -       347
                                                       -------   -------   -------
Total expenses                                          16,460    14,566    14,773
                                                       -------   -------   -------

Income before gain on issuance of stock by
  subsidiary                                             2,709     2,173       909
Gain on issuance of stock by subsidiary                      -         -       459
                                                       -------   -------   -------
Income before income taxes and minority interest         2,709     2,173     1,368
Provision for taxes on income                              941       687       387
Minority interest in earnings of subsidiaries              105       110        62
                                                       -------   -------   -------
Net income                                             $ 1,663   $ 1,376   $   919
                                                       =======   =======   =======

Net income per share                                   $ 10.18   $  8.42   $  5.63
                                                       =======   =======   =======
Weighted average equivalent shares outstanding           163.4     163.4     163.2
                                                       =======   =======   =======

See Notes on pages 43 through 56.

                                                                            ARCO

CONSOLIDATED BALANCE SHEET

                                                                      December 31,
Millions                                                              1996      1995
                                                                      ----      ----

ASSETS
Current assets:
  Cash and cash equivalents                                        $ 1,460   $ 1,537
  Short-term investments                                               784     1,569
  Accounts receivable                                                1,936     1,684
  Inventories                                                          995       877
  Prepaid expenses and other current assets                            258       221
                                                                   -------   -------
  Total current assets                                               5,433     5,888
                                                                   -------   -------
Investments and long-term receivables:
  Investments accounted for on the equity method                       764       711
  Other investments and long-term receivables                        1,598       550
                                                                   -------   -------
                                                                     2,362     1,261
                                                                   -------   -------

Net property, plant and equipment                                   16,195    15,355
Deferred charges and other assets                                    1,725     1,495
                                                                   -------   -------

Total assets                                                       $25,715   $23,999
                                                                   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                    $ 1,157   $ 1,174
  Accounts payable                                                   1,443     1,145
  Long-term debt due within one year                                 1,102       184
  Taxes payable                                                        438       303
  Other                                                              1,163     1,157
                                                                   -------   -------

  Total current liabilities                                          5,303     3,963
                                                                   -------   -------

Long-term debt                                                       5,593     6,708
Deferred income taxes                                                2,884     2,637
Other deferred liabilities and credits                               3,450     3,456
Minority interest                                                      684       477
Stockholders' equity:
  Preference stocks                                                      1         1
  Common stock, $2.50 par value;
    shares issued 161,086,174 (1996), 160,879,765 (1995)
    shares outstanding 161,082,043 (1996), 160,831,190 (1995)          403       402
  Capital in excess of par value of stock                              628       632
  Retained earnings                                                  6,592     5,816
  Equity adjustments                                                   177       (93)
                                                                   -------   -------
Total stockholders' equity                                           7,801     6,758
                                                                   -------   -------

Total liabilities and stockholders' equity                         $25,715   $23,999
                                                                   =======   =======

See Notes on pages 43 through 56.

                                                                            ARCO

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               For the year ended December 31,
Millions                                          1996       1995       1994
                                                  ----       ----       ----

PREFERENCE STOCKS
Beginning and end of year                        $    1     $    1     $    1
                                                 ======     ======     ======
COMMON STOCK
Beginning of year                                $  402     $  402     $  402
                                                 ------     ------     ------
End of year, after issuances                     $  403     $  402     $  402
                                                 ======     ======     ======
CAPITAL IN EXCESS OF PAR VALUE
Beginning of year                                $  632     $  647     $  661
                                                 ------     ------     ------
End of year, after conversions                   $  628     $  632     $  647
                                                 ======     ======     ======

RETAINED EARNINGS
Beginning of year                                $5,816     $5,342     $5,308
Net income                                        1,663      1,376        919
Common stock dividends                             (885)      (900)      (882)
Preference stock dividends                           (2)        (2)        (3)
                                                 ------     ------     ------
End of year                                      $6,592     $5,816     $5,342
                                                 ======     ======     ======

EQUITY ADJUSTMENTS
Treasury stock, at cost:
  Beginning of year                              $   (5)    $   (5)    $  (83)
  Conversions                                        61         39         22
  Contributed to benefit plans                        -          -         56
  Purchases                                         (57)       (39)         -
                                                 ------     ------     ------
  End of year                                    $   (1)    $   (5)    $   (5)

Net unrealized gain (loss) on investments:
  Beginning of year                              $  (11)    $  (38)    $    -
                                                 ------     ------     ------
  End of year, after adjustments                 $  225     $  (11)    $  (38)

Pension liability adjustment:
  Beginning of year                              $  (60)    $  (20)    $  (29)
                                                 ------     ------     ------
  End of year, after adjustments                 $  (28)    $  (60)    $  (20)

Foreign currency adjustment:
  Beginning of year                              $  (17)    $  (51)    $ (133)
                                                 ------     ------     ------
  End of year, after adjustments                 $  (19)    $  (17)    $  (51)
                                                 ------     ------     ------
Total equity adjustments                         $  177     $  (93)    $ (114)
                                                 ======     ======     ======

Total stockholders' equity                       $7,801     $6,758     $6,278
                                                 ======     ======     ======

See Notes on pages 43 through 56.

                                                                            ARCO

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       For the year ended December 31,
Millions                                                     1996       1995       1994
                                                          -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,663    $ 1,376    $   919
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization              1,633      1,641      1,671
      Dry hole expense and undeveloped leasehold
        amortization                                          209        317        251
      Minority interest in earnings of subsidiaries           105        110         62
      Net gain on asset sales                                 (41)       (16)        (3)
      Gain on issuance of stock by subsidiary                   -          -       (459)
      Income from equity investments                          (74)      (243)      (141)
      Dividends from equity investments                        77         89         71
      Cash payments (greater) less than noncash
        provisions                                           (220)      (183)        88(a)
      Deferred income taxes                                    11         26        118
      Changes in working capital accounts(b)                  121       (204)      (456)
      Other                                                   (79)         6        (24)
                                                          -------    -------    -------
  Net cash provided by operating activities                 3,405      2,919      2,097
                                                          -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, including dry hole
    costs                                                  (2,141)    (1,699)    (1,658)
  Net cash provided (used) by short-term investments          778      1,500       (768)
  Acquisition of businesses                                  (987)         -          -
  Investment in LUKOIL and Zhenhai securities                (218)      (252)       (74)
  Proceeds from asset sales                                   208         66        167
  Investments and long-term receivables                      (104)       (73)        (5)
  Other                                                        85        (92)       169
                                                          -------    -------    -------
  Net cash used by investing activities                    (2,379)      (550)    (2,169)
                                                          -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                               (861)    (1,138)      (796)
  Proceeds from issuance of long-term debt                    680        178      1,275
  Proceeds from issuance of stock by subsidiary                 -          -        453
  Net cash used by notes payable                              (79)      (293)       (69)
  Dividends paid                                             (887)      (902)      (885)
  Treasury stock purchases                                    (57)       (39)         -
  Treasury stock contributed to benefit plans                   -          -         56
  Other                                                       100        (31)       (36)
                                                          -------    -------    -------
  Net cash used by financing activities                    (1,104)    (2,225)        (2)
                                                          -------    -------    -------
  Effect of exchange rate changes on cash                       1         (1)        10
                                                          -------    -------    -------
  Net increase (decrease) in cash and cash
    equivalents                                               (77)       143        (64)
  Cash and cash equivalents at beginning of year            1,537      1,394      1,458
                                                          -------    -------    -------
  Cash and cash equivalents at end of year                $ 1,460    $ 1,537    $ 1,394
                                                          =======    =======    =======

(a) Includes noncash unusual items of $347.
(b) Changes in working capital - increase (decrease)
      to cash:
        Accounts receivable                               $  (235)   $  (239)   $  (173)
        Inventories                                           (96)       (75)       117
        Accounts payable                                      279        159       (113)
        Other working capital                                 173        (49)      (287)
                                                          -------    -------    -------
                                                          $   121    $  (204)   $  (456)
                                                          =======    =======    =======

See Notes on pages 43 through 56.

                                                                            ARCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Accounting Policies

  ARCO's accounting policies conform to generally accepted accounting principles, including the "successful efforts" method of accounting for oil and gas producing activities.

Principles of Consolidation

  The consolidated financial statements include the accounts of all subsidiaries, ventures and partnerships in which a controlling interest is held, including ARCO Chemical Company and Vastar Resources, Inc., of which ARCO owned 82.7% and 82.3% of the outstanding shares, respectively, at December 31, 1996. ARCO also consolidates its interests in undivided interest pipeline companies and in oil and gas and coal mining joint ventures. ARCO uses the equity method of accounting for companies where its ownership is between 20% and 50% and for other ventures and partnerships in which less than a controlling interest is held.

Cash Equivalents

  Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities, maturing within three months of purchase. Cash equivalents are stated at cost, which approximates fair value.

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

  Upon disposal of assets depreciated on an individual basis, residual cost less salvage value is included in current income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage value is charged against accumulated depreciation.

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

Stock-based Compensation

  Employee stock options are accounted for under the intrinsic-value-based method prescribed by Accounting Principles Board Opinion (APB) No. 25.

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

Research and Development

  Expenditures for research and development totaled $106 million, $104 million and $109 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Reclassifications

  The amounts for 1995 and 1994 reflect the exclusion from revenue and expenses of excise taxes collected on behalf of the U.S. and various states and reclassifications of delivery and other expenses from selling, general and administrative expenses to operating expenses to conform with current classifications. Certain other previously reported amounts have been restated to conform to classifications adopted in 1996.

                                                                            ARCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2  Unusual Items

  During 1994, ARCO announced a restructuring program under which approximately 2,400 positions were to be eliminated. The program covered all operating units, excluding Lower 48 oil and gas operations, along with the corporate headquarters. In 1994, ARCO provided as unusual items $347 million before tax, consisting primarily of personnel costs (pension enhancements, severance and other ancillary costs) associated with the terminations. In 1996, $26 million was recorded as an unusual item to adjust reserves from the previously estimated amounts.

  The following summarizes the final costs related to the program:


($ Millions)          Funded           Unfunded
                    Long-term         Long-term         Short-term
Terminations         Benefits (a)      Benefits (b)      Benefits (c)      Other        Total
------------         --------          --------          --------          -----        -----
2,589                  $130               $70               $157             $16         $373

(a) Enhanced pension benefits to be paid from assets of qualified pension plans after retirement of recipient.

(b) Enhanced non-qualified pension benefits and postretirement medical and life insurance benefits. Benefits will be paid after retirement over the life of the recipient.

(c)  Severance and other ancillary benefits paid from Company funds.

  As of December 31, 1996, all of the accrued short-term benefits have been paid.

Note 3  Accounting Changes

  In October 1996, the Accounting Standards Executive Committee issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 requires adoption of its provisions for fiscal years beginning after December 15, 1996. The provisions include standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The effect of initially applying the provisions of SOP 96-1 will be reported as a change in accounting estimate in the period adopted. ARCO has not yet had sufficient time to evaluate the impact of the provisions of SOP 96-1.

  In the fourth quarter of 1995, ARCO adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The effect of adopting SFAS No. 121 resulted in a charge of $12 million after tax to 1995 net income.

  Effective January 1, 1994, ARCO adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments to be carried at fair value, unless they are considered held-to-maturity securities. The effect of adopting SFAS No. 115 had no impact on 1994 net income.

Note 4  Public Offering of Vastar Common Stock

  In September 1993, ARCO established Vastar Resources, Inc., a wholly owned subsidiary of ARCO. Effective October 1, 1993, ARCO conveyed to Vastar beneficial title to certain producing properties together with certain developed and undeveloped acreage. Vastar is primarily engaged in the exploration for and the development, production and marketing of natural gas.

  In July 1994, Vastar completed an initial public offering of 17,250,000 shares of its common stock at $28 per share. ARCO recognized an after-tax gain of $273 million from this transaction.

Note 5  Segment Information

  ARCO operates primarily in the Resources (upstream) and Products (downstream) segments. The Resources segment includes worldwide exploration and production operations, which comprise the exploration, development and production of petroleum, including petroleum liquids (crude oil, condensate and natural gas liquids) and natural gas; the purchase and sale of petroleum liquids and natural gas; and the mining and sale of coal. The Products segment includes the refining and transportation of petroleum, primarily from the North Slope of Alaska; the marketing and transportation of petroleum products in the West Coast region of the United States; and the worldwide manufacture and sale of chemical products, including propylene oxide and derivatives, styrene monomer, and methyl tertiary butyl ether.

  Segment information for the years ended December 31 was as follows:


Millions                                   1996       1995       1994
                                           ----       ----       ----
SALES AND OTHER OPERATING REVENUES
Resources:
  Exploration and production             $ 9,021    $ 8,136    $ 7,969
  Coal                                       753        762        663
Products:
  Refining and marketing                   6,944      5,380      5,012
  Transportation                             770        821        897
  Chemicals                                3,955      4,282      3,423
Other                                         13         28         30
Elimination of intersegment amounts       (2,864)    (3,590)    (2,959)
                                         -------    -------    -------
Total                                    $18,592    $15,819    $15,035
                                         =======    =======    =======

                                                                            ARCO

  Intersegment sales were made at prices approximating current market values. Intersegment sales included in sales and other operating revenues were as follows:


Millions                                     1996       1995       1994
                                             ----       ----       ----
Resources:
  Exploration and production               $ 2,207    $ 2,909    $ 2,338
Products:
  Refining and marketing                        33         21         21
  Transportation                               424        438        416
  Chemicals                                    179        195        154
Other                                           21         27         30
                                           -------    -------    -------
Total                                      $ 2,864    $ 3,590    $ 2,959
                                           =======    =======    =======


Millions                                      1996       1995       1994
                                              ----       ----       ----
PRETAX SEGMENT EARNINGS
Resources:
  Exploration and production               $ 2,044    $ 1,061    $   608
  Coal                                          77        105         95
Products:
  Refining and marketing                       393        285        303
  Transportation                               226        297        239
  Chemicals                                    557        838        502
Equity in earnings from Lyondell                53        194        111
Gain on issuance of stock by subsidiary          -          -        459
Unallocated expenses and other                  27        143       (190)
Interest                                      (668)      (750)      (759)
Income taxes                                  (941)      (687)      (387)
Minority interest                             (105)      (110)       (62)
                                           -------    -------    -------
Net income                                 $ 1,663    $ 1,376    $   919
                                           =======    =======    =======


Millions                                      1996       1995       1994
                                              ----       ----       ----
AFTER-TAX SEGMENT EARNINGS
Resources:
  Exploration and production(a)            $ 1,271    $   683    $   405
  Coal                                          60         75         70
Products:
  Refining and marketing                       260        177        195
  Transportation                               141        193        172
  Chemicals(a)                                 320        460        265
Equity in earnings from Lyondell                53        194        111
Gain on issuance of stock by subsidiary          -          -        273
Unallocated expenses and other                   4         94        (57)
Interest                                      (446)      (500)      (515)
                                           -------    -------    -------
Net income                                 $ 1,663    $ 1,376    $   919
                                           =======    =======    =======

(a) Net of minority interest.


Millions                                      1996       1995       1994
                                              ----       ----       ----
TOTAL ASSETS
Resources:
  Exploration and production               $10,288    $ 9,127    $ 9,192
  Coal                                       1,749      1,330      1,381
Products:
  Refining and marketing                     2,951      2,901      2,841
  Transportation                             2,082      2,074      2,046
  Chemicals                                  4,394      4,135      3,737
Other                                        4,251      4,432      5,366
                                           -------    -------    -------
Total                                      $25,715    $23,999    $24,563
                                           =======    =======    =======

ADDITIONS TO FIXED ASSETS

Resources:
  Exploration and production                $1,671     $1,179     $  989
  Coal                                          42         43         57
Products:
  Refining and marketing                       115        207        376
  Transportation                                61         64         48
  Chemicals                                    244        195        186
Other                                            8         11          2
                                            ------     ------     ------
Total                                       $2,141     $1,699     $1,658
                                            ======     ======     ======

Millions                                      1996       1995       1994
                                              ----       ----       ----
DEPRECIATION, DEPLETION AND AMORTIZATION
Resources:
  Exploration and production                $  994     $  996     $1,043
  Coal                                          89         85         76
Products:
  Refining and marketing                       212        204        191
  Transportation                               100        103        104
  Chemicals                                    222        233        235
Other                                           16         20         22
                                            ------     ------     ------
Total                                       $1,633     $1,641     $1,671
                                            ======     ======     ======

  ARCO has reorganized management responsibility for its Transportation operations, which will result in a change in segment reporting of those operations in 1997. Comparative presentations will be restated.

                                                                            ARCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  International operations are conducted principally in the following geographic regions: Exploration and production - United Kingdom, Asia Pacific, North Africa and Middle East; Coal - Australia; Chemicals - Western Europe and Asia Pacific.

Millions                                        1996       1995       1994
                                                ----       ----       ----
INTERNATIONAL OPERATIONS
Sales and other operating revenues:
  Exploration and production                   $1,387     $1,169     $1,027
  Coal                                            362        378        336
  Chemicals                                     1,592      1,777      1,210
  Other                                            26         30         32
                                               ------     ------     ------
Total                                          $3,367     $3,354     $2,605
                                               ======     ======     ======
Net income (loss):
  Exploration and production                   $   58     $  (43)    $   26
  Coal                                             24         34         29
  Chemicals(a)                                     83        147         70
  Other                                           (32)       (24)       (21)
                                               ------     ------     ------
Total                                          $  133     $  114     $  104
                                               ======     ======     ======
Total assets:
  Exploration and production                   $3,631     $2,931     $2,792
  Coal                                            877        846        892
  Chemicals                                     1,682      1,845      1,580
  Other                                         1,198        564        299
                                               ------     ------     ------
Total                                          $7,388     $6,186     $5,563
                                               ======     ======     ======

(a) Includes income (losses) of equity affiliates, principally Asia Pacific joint ventures, of $(1), $14, and $2, in 1996, 1995 and 1994, respectively.

Note 6  Inventories

  Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. In 1996, approximately 86% of inventories, excluding materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are determined predominantly on an average cost basis.

 Total inventories at December 31 comprised the following categories:


Millions                                                         1996    1995
                                                                 ----    ----
Crude oil and petroleum products                                $ 204   $ 184
Chemical products                                                 488     423
Other products                                                     48      32
Materials and supplies                                            255     238
                                                                -----   -----
Total                                                           $ 995   $ 877
                                                                =====   =====

  The excess of the current cost of inventories over book value was approximately $293 million and $297 million at December 31, 1996 and 1995, respectively.

Note 7  Investments

  At December 31, 1996 and 1995, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from two days to 22 months. These investments were principally included in short-term investments. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company common stock and convertible bonds were included in other investments and long-term receivables. At December 31, 1996, all investments were classified as available-for-sale (AFS); there were no investments considered held-to-maturity (HTM). AFS investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

 The following summarizes investments at December 31:

                                                                       AFS
                                                                       ---
Millions                                                         1996       1995
                                                                 ----       ----
Aggregate fair value                                           $2,311     $2,435
Gross unrealized holding losses                                     3         30
Gross unrealized holding gains                                   (365)       (23)
                                                               ------     ------
Amortized cost                                                 $1,949     $2,442
                                                               ======     ======

  Investment activity for the years ended December 31 was as follows:

                                                      1996          1995
                                                      ----     -----------------
Millions                                              AFS       AFS        HTM
                                                     ------    ------     ------
Gross purchases                                      $7,799    $4,517     $1,293
Gross sales                                           2,371     2,368         -
Gross maturities                                      5,920     1,830      2,407
Gross transfers                                           -       125       (125)

  Gross realized gains and losses were insignificant and were determined by the specific identification method.

                                                                            ARCO

Note 8  Fixed Assets

  Property, plant and equipment at December 31 was as follows:

                                                        1996               1995
                                                        ----               ----
Millions                                          Gross       Net     Gross       Net
                                                  -----       ---     -----       ---
Resources:
  Exploration and production                    $20,999   $ 8,305   $19,306    $ 7,634
  Coal                                            1,493       996     1,424      1,005
Products:
  Refining and marketing                          4,257     2,417     4,179      2,517
  Transportation                                  3,429     1,661     3,397      1,706
  Chemicals                                       4,152     2,622     3,812      2,293
Other                                               407       194       426        200
                                                -------   -------   -------    -------
Total                                           $34,737   $16,195   $32,544    $15,355
                                                =======   =======   =======    =======

  Expenses for maintenance and repairs for 1996, 1995 and 1994 were $497 million, $475 million and $525 million, respectively.

Note 9  Short-term Borrowings and Bank Credit Facilities

  Notes payable consist primarily of commercial paper issued to a variety of financial investors and institutions and any amounts outstanding under ARCO or ARCO Chemical credit facilities. The weighted average interest rate on notes payable outstanding at December 31, 1996 and 1995, was 5.7% and 6.3%, respectively.

  In 1996, ARCO and certain wholly owned subsidiaries had committed bank credit facilities of approximately $3.1 billion. At December 31, 1996, there were no borrowings under these committed facilities.

  ARCO Chemical maintains its own credit facility, not guaranteed by ARCO, under which it may borrow up to $300 million. At December 31, 1996, there were no borrowings against this credit facility.

  At December 31, 1996, ARCO had unused letters of credit totaling approximately $275 million.

Note 10  Long-term Debt

  Long-term debt at December 31 comprised the following:

Millions                                                                             1996      1995
                                                                                     ----      ----
5-5/8%, due in 1997                                                                 $   -     $  10
6-1/8%, due in 1996                                                                     -       102
8-1/4%, due in 2022                                                                   250       250
8-1/2%, due in 2012                                                                   178       178
8-3/4%, due in 2032                                                                   198       198
9% exchangeable notes, due in 1997                                                    988       988
9%, due in 2021                                                                       286       286
9%, due in 2031                                                                       136       136
9-1/8%, due in 2011                                                                   300       300
9-1/8%, due in 2031                                                                   345       345
9-7/8%, due in 2016                                                                   450       450
10-1/4%, due in 2000                                                                  250       250
10-7/8%, due in 2005                                                                  500       500
Medium-Term Notes - A Series, 8.65%(a)                                                197       197
Medium-Term Notes - B Series, 8.34%(a)                                                250       250
ARCO Tresop Notes, 5.47%(a)                                                           224       278
Variable rate, due in 2031, 3.77%(a)                                                  265       265
ARCO Chemical:
  9.375%, due in 2005                                                                 100       100
  9.8%, due in 2020                                                                   224       224
  9.9%, due in 2000                                                                   200       200
  10.25%, due in 2010                                                                 100       100
  French bank loans, 7.3%(a)                                                           55        76
  Dutch bank loans                                                                    173       187
Vastar:
  Revolving credit agreements                                                           -       610
  Commercial paper, 6.0%(a)                                                           554         -
  6.95%, due in 2006                                                                   75         -
  8-3/4%, due in 2005                                                                 149       149
Capitalized lease obligations                                                          27        25
Other                                                                                 221       244
                                                                                   ------    ------
Total, including debt due within one year                                           6,695     6,898
                                                                                   ------    ------
Less:
  Debt due within one year                                                          1,102       184
  Bonds held in sinking fund                                                            -         6
                                                                                   ------    ------
Long-term debt                                                                     $5,593    $6,708
                                                                                   ======    ======

(a) Weighted average of interest rates at December 31, 1996.

  Maturities for the five years subsequent to December 31, 1996, are as follows:

Millions                                                        1997      1998     1999    2000    2001
                                                                ----      ----     ----    ----    ----
Maturities                                                    $1,102      $175     $132    $458    $612

                                                                            ARCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In the fourth quarter of 1996, Vastar established a $1.1 billion Commercial Paper Program for issuance of unsecured notes with maturities of up to 270 days from the date of issue. Vastar has agreed to maintain credit lines sufficient to support payment on the notes.

  In 1996, Vastar consolidated existing unsecured revolving credit agreements into a single facility. The commitment under this facility totaled $1.1 billion and expires March 29, 2001. At December 31, 1996, the facility was unused. The credit facility is not guaranteed by ARCO. The agreement contains covenants, the most restrictive of which require Vastar to maintain minimum levels of tangible stockholders' equity and certain financial ratios and restrict encumbrance of assets.

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

  ARCO periodically enters into interest rate swap agreements with the objective of managing interest rate risk by converting the interest rate on variable rate debt to a fixed rate. The fixed rate is accrued and charged to interest expense through the term of the interest rate swap agreement. All interest rate swaps are intended to be held until maturity. At December 31, 1996, ARCO Chemical had outstanding interest rate swaps on two loans of 150 million Dutch guilders each (approximately $173 million in total) due in 1997. Both swaps mature when the related debt becomes due. The swaps effectively changed the loans' floating interest rates to fixed rates of 5.7% and 6.7%, respectively.

  At December 31, 1996 and 1995, approximately $230 million and $365 million, respectively, of long-term debt was denominated in foreign currencies.

  No material amounts of long-term debt are collateralized by ARCO assets.

Note 11  Interest

  Interest for the years ended December 31 comprised the following:


Millions                          1996     1995     1994
                                  ----     ----     ----

Long-term debt                    $579     $637     $634
Short-term debt                     83       90       82
Other                               28       72       80
                                  ----     ----     ----
                                   690      799      796
Capitalized interest               (22)     (49)     (37)
                                  ----     ----     ----
Total interest expense            $668     $750     $759
                                  ====     ====     ====

Total interest paid in cash       $675     $780     $766
                                  ====     ====     ====

Interest income                   $193     $212     $201
                                  ====     ====     ====

Note 12  Financial Instruments and Fair Value

  ARCO does not hold or issue financial instruments for trading purposes.

  ARCO enters into various types of foreign currency forward, option and swap contracts. Foreign currency forward and option contracts are used to minimize foreign exchange exposures associated with U.S. dollar-denominated debt issued by a foreign subsidiary, anticipated foreign currency commitments and anticipated future cash flows from overseas operations. Foreign currency swap contracts are used to minimize foreign exchange exposures related to foreign-denominated intercompany debt with maturities exceeding one year.

  At December 31, 1996, the notional amounts of foreign currency contracts outstanding (principally involving European currencies and Australian dollars) were approximately $804 million, with various maturities ranging from 1997 to 2000. At December 31, 1995, the notional amounts of foreign currency contracts outstanding were approximately $960 million.

  Gains and losses on foreign currency forward contracts covering anticipatory cash flows are recognized currently as other income or expense. Gains and losses on foreign currency swaps associated with intercompany debt are recognized currently in income and offset foreign exchange gains and losses on the underlying intercompany loans. Gains and losses on other foreign currency contracts are generally deferred and offset the transactions being hedged.

                                                                            ARCO

  ARCO periodically enters into interest rate swaps to manage interest rate risk. Interest rate swaps are used in conjunction with debt (see Note 10).

  ARCO also uses various hedging arrangements to manage the exposure to price risk for future natural gas and crude oil transactions. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities until realized in sales and other operating revenues as the physical production required by the contracts is delivered. During 1996, Vastar entered into a series of natural gas swap and price collar agreements which at December 31, 1996, covered 288 million cubic feet per day of its 1997 natural gas production and 150 million cubic feet per day of its 1998 natural gas production. These swap agreements will serve as hedges which secure prices on these volumes at an average price of $1.99 per thousand cubic feet for 1997 and $2.07 for 1998 (on a Henry Hub basis).

  At December 31, the carrying value and estimated fair value of ARCO's financial instruments are shown as assets (liabilities) in the table below:


                                                 1996                   1995
                                         -------------------    ------------------
Millions                                 Carrying      Fair      Carrying     Fair
                                           Value       Value      Value      Value
                                         --------      -----     --------    -----
Non-derivatives:
  Short-term investments                  $   784    $   784     $ 1,569    $ 1,569
  Equity method investments                   764      1,369         711      1,364
  Other investments and long-term
    receivables                             1,598      1,598         550        550
  Notes payable                            (1,157)    (1,157)     (1,174)    (1,174)
  Long-term debt, including current
    maturities                             (6,695)    (7,213)     (6,892)    (7,929)

Derivatives:
  Foreign currency forwards               $   (14)   $   (14)    $    (6)   $    (6)
  Foreign currency options                      6          6           7          7
  Foreign currency swaps                       (4)        (4)         69         69
  Interest rate swaps:
    Debt                                       (1)        (3)         (1)        (5)
    Investments                                 -          -         (11)       (11)
  Oil & gas price swaps                       (21)       (21)        (21)       (21)
  Commodity futures                            (6)        (6)         (9)        (9)

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

Note 13  Other Commitments and Contingencies

  ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

  Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States and private plaintiffs against Exxon, Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies (including ARCO, which owns approximately 22%). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to the liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies.

                                                                            ARCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, three purported classes and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units. ARCO is also the subject of or party to a number of other pending or threatened legal actions.

  The State of Montana is seeking recovery from ARCO of $764 million based on alleged injuries to natural resources resulting from ARCO's mining and mineral processing businesses formerly operated by Anaconda, ARCO's predecessor in Montana. ARCO is contesting this demand.

  ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, including the restoration of natural resources located at these sites and damages for loss of use and non-use values. ARCO is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites. ARCO may in the future be involved in additional environmental assessments and cleanups. The amount of such future costs will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties. In addition, environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO.

  ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At December 31, 1996, the environmental remediation accrual was $577 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

  ARCO's environmental remediation accrual covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party (PRP) for 117 sites. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the accrual. ARCO's future costs at these sites could exceed the amount accrued by as much as $600 million.

  Approximately 45% of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total accrual. Substantially all amounts accrued are expected to be paid out over the next five to six years.

  Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various third parties. Many of these claims have been resolved. ARCO has neither recorded any asset nor reduced any liability in connection with unresolved claims.

  Although any ultimate liability arising from any of the matters described herein could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal year, would be material to ARCO's results of operations, the likelihood of such

                                                                            ARCO

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

  These uncertainties are part of a number of items that ARCO has taken and will continue to take into account in periodically establishing reserves.

Note 14  Taxes

 Taxes other than income taxes for the years ended December 31 comprised the following:


Millions                  1996    1995    1994
                          ----    ----    ----
Property                   $178    $180    $189
Production/severance        445     343     306
Other                       177     194     285
                           ----    ----    ----
Total                      $800    $717    $780
                           ====    ====    ====

  ARCO has foreign loss carryforwards of $511 million which begin expiring in 1997. The valuation allowance was $104 million at December 31, 1994.

 The income tax provision for the years ended December 31 comprised the following:


Millions                                  1996     1995     1994
                                          ----     ----     ----
Federal:
  Current                                 $662     $497     $176
  Deferred                                  (9)      42      128
                                          ----     ----     ----
                                           653      539      304
                                          ----     ----     ----
Foreign:
  Current                                  155      108       62
  Deferred                                  24      (40)     (19)
                                          ----     ----     ----
                                           179       68       43
                                          ----     ----     ----
State:
  Current                                  113       56       31
  Deferred                                  (4)      24        9
                                          ----     ----     ----
                                           109       80       40
                                          ----     ----     ----
Total provision for taxes on income       $941     $687     $387
                                          ====     ====     ====

Total income taxes paid in cash           $930     $785     $447
                                          ====     ====     ====

  In 1996, a deferred tax expense of $144 million was recorded related to unrealized investment gains included in stockholders' equity.

 Major components of the net deferred tax liability at December 31 were as follows:


Millions                                            1996        1995
                                                    ----        ----
Depreciation, depletion and amortization          $(3,741)    $(3,688)
Other                                                (510)       (341)
                                                  -------     -------
Total deferred tax liabilities                     (4,251)     (4,029)
                                                  -------     -------

Dismantlement and environmental                       518         528
Postretirement benefits                               330         331
Foreign excess tax basis/loss carryforwards           299         299
Other                                                 350         347
                                                  -------     -------
Total deferred tax assets                           1,497       1,505
                                                  -------     -------
Valuation allowance                                  (130)       (113)
                                                  -------     -------
Net deferred income tax liability                 $(2,884)    $(2,637)
                                                  =======     =======

  The domestic and foreign components of income before income taxes and minority interest, and a reconciliation of income tax expense with tax at the effective federal statutory rate for the years ended December 31 were as follows:


                                              1996                1995                1994
                                       -----------------   -----------------   -----------------
                                                % Pretax            % Pretax            % Pretax
Millions                               Amount     Income   Amount     Income   Amount     Income
                                       ------    -------   ------    -------   -------   -------
Income before income taxes:
  Domestic                              $2,279     84.1     $1,896     87.3     $1,147     83.8
  Foreign                                  430     15.9        277     12.7        221     16.2
                                        ------    -----     ------    -----     ------    -----
Total                                   $2,709    100.0     $2,173    100.0     $1,368    100.0
                                        ------    -----     ------    -----     ------    -----
Tax at 35%                              $  948     35.0     $  761     35.0     $  479     35.0
Increase (reduction) in taxes
  resulting from:
    Dividend exclusion                     (15)    (0.6)       (54)    (2.5)       (31)    (2.3)
    Taxes on foreign income
      in excess of statutory
      rate                                  41      1.5         46      2.1         46      3.4
    Foreign deferred tax asset
      valuation                             28      1.0        (30)    (1.4)       (30)    (2.2)
    State income taxes (net of
      federal effect)                       71      2.6         52      2.4         26      1.9
    Tax credits                            (95)    (3.5)       (81)    (3.7)       (84)    (6.1)
    Other                                  (37)    (1.3)        (7)    (0.3)       (19)    (1.4)
                                        ------    -----     ------    -----     ------    -----
Provision for taxes on income           $  941     34.7     $  687     31.6     $  387     28.3
                                        ======    =====     ======    =====     ======    =====

                                                                            ARCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  ARCO's assumptions used as of December 31 in determining the pension cost and pension liability were as follows:

Percent                                       1996      1995      1994
                                              ----      ----      ----
Discount rate                                 7.25      7.0       8.25
Rate of salary progression                    5.0       5.0       5.0
Long-term rate of return on assets           10.5      10.5      10.5

     Pension costs related to ARCO-sponsored plans, on a pretax basis, for the years ended December 31 were as follows:


Millions                                                                         1996       1995       1994
                                                                                 ----       ----       ----
Service cost-benefits earned during the period                                  $  79       $  62      $  81
Interest cost on projected benefit obligation                                     198         195        183
Actual (return) loss on plan assets                                              (454)       (517)        65
Net amortization and deferral                                                     190         272       (344)
                                                                                -----       -----      -----
Net pension (income) cost                                                       $  13       $  12      $ (15)
                                                                                =====       =====      =====

  In 1994, ARCO also recorded $143 million before tax as additional pension cost in connection with work force reductions.

  The following table sets forth the plans' funded status and amounts recognized in the balance sheet at December 31:


                                              1996                          1995
                                     -------------------------     -------------------------
                                       Assets      Accumulated       Assets      Accumulated
                                       Exceed        Benefits        Exceed        Benefits
                                     Accumulated      Exceed       Accumulated      Exceed
Millions                              Benefits        Assets        Benefits        Assets
                                     -----------   -----------     -----------   -----------
Actuarial present value
  of benefits:
    Vested benefits                     $(2,131)         $(213)       $(1,965)         $(238)
    Non-vested benefits                     (31)            (1)          (138)            (7)
                                        -------          -----        -------          -----
    Accumulated benefits                 (2,162)          (214)        (2,103)          (245)
    Effect of future
      projected salary increases           (359)           (78)          (377)           (77)
                                        -------          -----        -------          -----
    Projected benefit
      obligation (PBO)                   (2,521)          (292)        (2,480)          (322)
Plan assets at fair value,
  primarily stocks and bonds              2,895              2          2,637              -
                                        -------          -----        -------          -----
PBO (greater) less than
  plan assets                               374           (290)           157           (322)
Unrecognized net loss                       178            123            291            169
Prior service cost not yet
  recognized in net periodic
  pension cost                              136             22            143             23
Remaining unrecognized (asset)
  obligation from transition               (263)             7           (290)             7
Adjustment for minimum
  liability                                   -            (76)             -           (124)
                                        -------          -----        -------          -----
Prepaid pension asset
  (liability) recognized in
  the balance sheet                     $   425          $(214)       $   301          $(247)
                                        =======          =====        =======          =====

                                                                            ARCO

Note 16  Other Postretirement Benefits

  ARCO and its subsidiaries sponsor defined postretirement benefit plans which provide other postretirement benefits to substantially all employees who retire with ARCO having rendered the required years of service, and to their spouses and eligible dependents. Health care benefits are provided primarily through comprehensive indemnity plans or health maintenance organizations (HMO), as chosen by the employee. Beginning January 1, 1997, ARCO will pay for the cost of the benchmark HMO with employees responsible for the differential cost, if any, of their selected option. Previously, ARCO paid approximately 80% of the cost of a comprehensive indemnity plan. This change resulted in the unrecognized prior service benefit reflected below. Life insurance benefits are based primarily on the employee's final compensation and are also partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree. ARCO has the right to modify the plans at any time.

  ARCO's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis.

  ARCO accrues postretirement benefit costs based on actuarial calculations for each plan. Net postretirement benefit costs for the years ended December 31 included the following:

                                  1996                  1995                  1994
                           --------------------- --------------------- ---------------------
                                     Life                  Life                  Life
                           Health  Insur-        Health  Insur-        Health  Insur-
Millions                     Care    ance  Total   Care    ance  Total   Care    ance  Total
                           ------  ------  ----- ------  ------  ----- ------  ------  -----
Service cost-benefits
  earned during the
  period                   $  7     $  3   $ 10   $  8    $  2   $ 10   $ 17    $  4   $ 21
Interest cost
  on APBO                    32       13     45     49      13     62     54      15     69
Net amortization            (13)       -    (13)     -      (1)    (1)     3       -      3
Net postretirement         ----     ----   ----   ----    ----   ----   ----    ----   ----
  benefit cost             $ 26     $ 16   $ 42   $ 57    $ 14   $ 71   $ 74    $ 19   $ 93
                           ====     ====   ====   ====    ====   ====   ====    ====   ====

  In addition to the cost above, in 1994 ARCO recorded $24 million before tax as additional postretirement benefit expense in connection with work force reductions.

  The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation (APBO) were as follows:

Percent                                                 1996       1995       1994
                                                        ----       ----       ----
Discount rate                                           7.25        7.0       8.25
Rate of salary progression                              5.0         5.0       5.0

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for the health plans is 9% for 1995 and 1996, 7% for 1997 to 2001, and 5% thereafter. The assumed trend rate for 1994 was 10% to 1996; 8% for 1997 to 2001, and 6% thereafter. The effect of a one-percentage-point increase in the assumed trend rate would increase the APBO as of December 31, 1996, by approximately $57 million, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately $5 million.

  The plans' combined postretirement benefit liability at December 31 was as follows:

                                              1996                       1995
                                  --------------------------   -------------------------
                                               Life                       Life
                                  Health     Insur-            Health   Insur-
Millions                            Care       ance    Total     Care     ance     Total
                                  ------     ------    -----   ------   ------     -----
Accumulated postretirement
  benefit obligation (APBO):
    Retirees                     $  (370)   $  (153) $  (523) $  (579) $  (160)  $  (739)
    Employees fully eligible         (16)        (7)     (23)     (22)      (6)      (28)
    Other active participants        (88)       (33)    (121)    (136)     (32)     (168)
                                   -----      -----    -----    -----    -----     -----
    Total APBO                      (474)      (193)    (667)    (737)    (198)     (935)
Unrecognized prior service
  (benefit) cost                    (233)         2     (231)       -        -         -
Unrecognized net (gain) loss          65        (13)      52       75       (5)       70
Accrued postretirement             -----      -----    -----    -----    -----     -----
  benefit cost recognized

  in the balance sheet             $(642)    $(204)    $(846)    $(662)    $(203)    $(865)
                                   =====     =====     =====     =====     =====     =====

                                                                            ARCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17  Lease Commitments

  Capital lease obligations are recorded at the present value of future rental payments. The related assets are amortized on a straight-line basis.

  At December 31, 1996, future minimum rental payments due under leases were as follows:

                                                                        Capital    Operating
Millions                                                                 Leases       Leases
                                                                        -------    ---------
1997                                                                      $   3       $  167
1998                                                                          3          175
1999                                                                          3          147
2000                                                                          3          121
2001                                                                          3           66
Later years                                                                  71          458
                                                                          -----        -----
Total minimum lease payments                                                 86       $1,134
                                                                                      ======
Imputed interest (rates ranging from 9.75% to 12.00%)                        59
                                                                          -----
Present value of minimum lease payments included in
  long-term debt                                                          $  27
                                                                          =====

  Minimum future rental income under noncancellable subleases at December 31, 1996, amounted to $74 million.

  Operating lease net rental expense for the years ended December 31 was as follows:

Millions                                                      1996         1995         1994
                                                             -----        -----        -----
Minimum rentals                                              $ 215        $ 225        $ 218
Contingent rentals                                               2           10            2
Sublease rental income                                         (11)         (12)         (12)
                                                             -----        -----        -----
Net rental expense                                           $ 206        $ 223        $ 208
                                                             =====        =====        =====

  No restrictions on dividends or on additional debt or lease financing exist under ARCO's lease commitments. Under certain conditions, options exist to purchase certain leased properties.

Note 18  Stockholders' Equity

  Detail of ARCO's capital stock as of December 31 was as follows:

                                                                         1996           1995
                                                                         ----           ----
$3.00 Cumulative convertible preference stock, par $1:
  Shares authorized                                                    78,089         78,089
  Shares issued and outstanding                                        60,759         66,376
  Aggregate value in liquidation - (thousands)                         $4,861         $5,310

$2.80 Cumulative convertible preference stock, par $1:
  Shares authorized                                                   833,776        833,776
  Shares issued and outstanding                                       673,855        731,055
  Aggregate value in liquidation - (thousands)                        $47,170        $51,174

Common stock, par $2.50:
  Shares authorized                                               600,000,000    600,000,000
  Shares issued                                                   161,086,174    160,879,765
  Shares outstanding                                              161,082,043    160,831,190
  Shares held in treasury                                               4,131         48,575

  Changes in preference stocks outstanding in 1996, 1995 and 1994 were due to conversions. The $3.00 cumulative convertible preference stock is convertible into 6.8 shares of common stock. The $2.80 cumulative convertible preference stock is convertible into 2.4 shares of common stock. Common stock is subordinate to the preference stocks for dividends and assets. The $3.00 and $2.80 preference stocks may be redeemed at the option of ARCO for $82 and $70 per share, respectively.

  ARCO has authorized 75,000,000 shares of preferred stock, $.01 par, of which none were issued or outstanding at December 31, 1996.

  At December 31, 1996, shares of ARCO's authorized and unissued common stock were reserved as follows:

Conversions:
  $3.00 Preference stock                                            413,161
  $2.80 Preference stock                                          1,617,252
Stock option plans                                                8,153,068
Employee benefit plans                                            9,974,482
                                                                 ----------
Total                                                            20,157,963
                                                                 ==========

  Under ARCO's incentive compensation plans, awards of ARCO's common stock may be made to officers, outside directors and key employees.

                                                                            ARCO

Note 19  Stock Options

  Options to purchase shares of ARCO's common stock have been granted to executives, outside directors and key employees. The exercise price of each option is equal to the fair market value of common stock at the date of grant. These options become exercisable in varying installments and expire 10 years after the date of grant. Options vest over two years in equal installments. Transactions during 1996, 1995 and 1994 were as follows:

                                                           Weighted Average
                                                             Exercise Price
                                                             --------------
Balance, January 1, 1994                            3,162,182     $  104.21
Granted                                               573,865        101.02
Exercised                                             (75,019)        75.17
Cancelled                                             (87,286)       106.30
                                                    ---------     ---------
Balance, December 31, 1994                          3,573,742        104.26
                                                    ---------     ---------
Granted                                               486,598        109.00
Exercised                                            (221,086)        87.31
Cancelled                                              (1,118)       104.22
                                                    ---------     ---------
Balance, December 31, 1995                          3,838,136        105.84
                                                    ---------     ---------
Granted                                               550,917        113.21
Exercised                                            (555,163)        92.29
Cancelled                                             (17,179)       116.95
                                                    ---------     ---------
Balance, December 31, 1996                          3,816,711     $  108.82
                                                    =========     =========

  A summary of ARCO's fixed stock options as of December 31, 1996 and 1995, was as follows:

                                                           1996          1995
                                                         ---------     ---------
Shares available for option                                4,336,357     3,583,446
Options exercisable                                        3,033,988     3,074,876
Weighted average exercise price of options exercisable    $   108.02    $   105.77
Weighted average fair value of options granted during
  the year                                                $    51.80    $    57.26

  At December 31, 1996, exercise prices for options outstanding ranged from $79.00 to $126.56 and the weighted average remaining contractual life was 5.87 years.

  ARCO applies APB 25 in accounting for its fixed stock options. Accordingly, no compensation cost has been recognized in the financial statements for options granted. The pro forma impact to both net income and earnings per share from calculating compensation expense consistent with the fair value method under SFAS No. 123 was not material for the years ended December 31, 1996 and 1995.

Note 20  Lyondell Petrochemical Company

  Lyondell is engaged in the manufacture and marketing of basic commodity chemicals, including ethylene, propylene, methanol and polymers, and, through its approximately 90% interest in LYONDELL-CITGO Refining Company Ltd., the refining and marketing of petroleum products, primarily in the southwestern United States.

  At December 31, 1996, ARCO owned 49.9% of Lyondell common stock outstanding; ARCO accounts for this investment on the equity method. The market value of ARCO's shares of Lyondell common stock, based on the closing quoted market price at December 31, 1996, was $883 million.

  Summarized financial information for Lyondell was as follows:

Millions                                        1996      1995      1994
                                                ----      ----      ----

Year ended December 31:
  Revenues(a)                                 $5,052    $4,936    $3,857
  Operating income                               278       706       424
  Income before income taxes                     196       618       349
  Net income                                     126       389       223

  ARCO's equity in net income of Lyondell     $   53    $  194    $  111

  Cash dividends received from Lyondell       $   36    $   36    $   36

At December 31:
  Current assets                              $  831    $  678    $  697
  Noncurrent assets                            2,445     1,928       966
  Current liabilities                            771       750       433
  Long-term debt                               1,194       807       707
  Other liabilities                              271       210       192
  Minority interest                              609       459       268
  Stockholders' equity(b)                        431       380        63

(a) Includes $318, $325 and $314 of sales to ARCO in 1996, 1995 and 1994, respectively, which approximated 4%, 5% and 5% of ARCO's purchases in those years.

(b) ARCO's investment in Lyondell comprises 49.9% of Lyondell's stockholders' equity plus $72 of dividends received in excess of basis of investment.

Note 21  Foreign Currency Transactions

  Foreign currency transactions resulted in net losses of $17 million, $15 million and $12 million in 1996, 1995 and 1994, respectively.

                                                                            ARCO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22  Supplemental Cash Flow Information

  The following is supplemental cash flow information for the years ended December 31:


Millions                                                     1996       1995       1994
                                                             ----       ----       ----
Short-term investments:
  Gross sales and maturities                              $ 3,335    $ 4,216    $ 5,952
  Gross purchases                                          (2,557)    (2,716)    (6,720)
                                                            -----      -----      -----
Net cash provided (used)                                  $   778    $ 1,500    $  (768)
                                                            =====      =====      =====
Notes payable:
  Gross proceeds                                          $ 5,806    $ 8,058    $ 9,516
  Gross repayments                                         (5,885)    (8,351)    (9,585)
                                                            -----      -----      -----
Net cash used                                             $   (79)   $  (293)   $   (69)
                                                            =====      =====      =====

Gross noncash provisions charged to income                $   295    $   444    $   888
Cash payments of previously accrued items                    (515)      (627)      (800)
                                                            -----      -----      -----
Cash payments (greater) less than noncash provisions      $  (220)   $  (183)   $    88
                                                            =====      =====      =====

Note 23  Unaudited Quarterly Results

Millions, except per share amounts                                      1996       1995
                                                                        ----       ----
Sales and other operating revenues
Quarter ended:
  March 31                                                           $ 4,156    $ 3,894
  June 30                                                              4,559      4,046
  September 30                                                         4,748      3,872
  December 31                                                          5,129      4,007
                                                                      ------     ------
Total                                                                $18,592    $15,819
                                                                      ======     ======

Income before income taxes and minority interest
Quarter ended:
  March 31                                                           $   620    $   534
  June 30                                                                720        649
  September 30                                                           791        511
  December 31                                                            578        479
                                                                       -----      -----
Total                                                                $ 2,709    $ 2,173
                                                                       =====      =====

Net income
Quarter ended:
  March 31                                                           $   370    $   322
  June 30                                                                434        391
  September 30                                                           479        315
  December 31                                                            380        348
                                                                       -----      -----
Total                                                                $ 1,663    $ 1,376
                                                                       =====      =====

Earned per share
Quarter ended:
  March 31                                                           $  2.26    $  1.97
  June 30                                                            $  2.66    $  2.39
  September 30                                                       $  2.94    $  1.93
  December 31                                                        $  2.32    $  2.13

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

  Estimated quantities of ARCO's proved oil and gas reserves were as follows:

                                 Petroleum Liquids             Natural Gas
                                 (million barrels)         (billion cubic feet)
                                 -----------------         --------------------
                                     U.S.   Int'l              U.S.   Int'l
                                    -----   -----             -----   -----

January 1, 1994:
  Proved reserves                   2,259     206             4,725   3,280
  Proved developed reserves         1,804     127             4,190   1,120

December 31, 1994:
  Proved reserves                   2,246     222             4,615   3,493
  Proved developed reserves         1,915      87             4,301   1,142

December 31, 1995:
  Proved reserves                   2,163     206             4,666   3,683
  Proved developed reserves         1,896      92             4,294   1,806

December 31, 1996:
  Proved reserves                   2,112     409             4,776   3,347
  Proved developed reserves         1,828     150             4,310   1,780

  Included in ARCO's reserves are 100% of the reserves of Vastar, a consolidated subsidiary of which ARCO owned 82.3% at December 31, 1996. Vastar's reserves comprised 5% and 47% of U.S. petroleum liquids and natural gas reserves, respectively, at December 31, 1996.

  ARCO owns shares of common stock of LUKOIL, a Russian oil company, representing approximately 8% of LUKOIL's total equity. As of January 1, 1996, LUKOIL reported western Siberia reserves of approximately 7.9 billion barrels of oil and 1.5 trillion cubic feet of natural gas. Reserve information subsequent to that date is not presently available. Eight percent of those reserves would be 634 million barrels and 122 billion cubic feet, respectively. LUKOIL reserves are not included in ARCO's totals.

  ARCO has no long-term supply contracts to purchase from foreign governments or any interest in equity affiliates involved in oil and gas producing activities.

 The changes in proved reserves for the years ended December 31 were as follows:

                                    Petroleum Liquids          Natural Gas
                                    (million barrels)      (billion cubic feet)
                                    -----------------      --------------------
                                     U.S.     Int'l           U.S.    Int'l
                                     ----     -----           ----    -----

Reserves at
  January 1, 1994                   2,259        206          4,725    3,280
Revisions of estimates                 85        (19)            94       31
Improved recovery                      90          -             13        -
Purchases of minerals-in-place         11          -             13       82
Extensions and discoveries             21         75            232      291
Production                           (216)       (26)          (350)    (187)
Consumed in production                  -          -            (78)      (4)
Sales of minerals-in-place             (4)       (14)           (34)       -
                                    -----       ----           -----   -----
Reserves at
  December 31, 1994                 2,246        222          4,615    3,493
                                    -----       ----          -----    -----

Revisions of estimates                 76          2            184        7
Improved recovery                      15          -              8        -
Purchases of minerals-in-place         16          1             78       89
Extensions and discoveries             33          5            252      302
Production                           (213)       (24)          (365)    (203)
Consumed in production                  -          -            (93)      (5)
Sales of minerals-in-place            (10)         -            (13)       -
                                    -----       ----          -----    -----
Reserves at
  December 31, 1995                 2,163        206          4,666    3,683
                                    -----       ----          -----    -----

Revisions of estimates                 60          4            103      (94)
Improved recovery                       5          -             14        -
Purchases of minerals-in-place         16        218            114        -
Extensions and discoveries             76          5            343       30
Production                           (205)       (24)          (382)    (267)
Consumed in production                 (2)         -            (78)      (5)
Sales of minerals-in-place             (1)         -             (4)       -
                                    -----       ----          -----    -----
Reserves at
  December 31, 1996                 2,112        409          4,776    3,347
                                    =====       ====          =====    =====

  Estimates of petroleum reserves have been made by ARCO engineers. These estimates include reserves in which ARCO holds an economic interest under production-sharing and other types of operating agreements with foreign governments. These estimates do not include probable or possible reserves. Natural gas liquids comprise 14% of petroleum liquid proved reserves.

  Significant changes in 1996 related to a production-sharing agreement signed with the Algerian national oil company and the discovery of the Alpine field in Alaska.

                                                                            ARCO

  The sale of natural gas from the North Slope of Alaska, other than that used in providing fuel in North Slope operations or sold to others on the North Slope, is dependent upon construction of a natural gas transportation system or another marketing alternative. Such gas is not included in ARCO's reserves.

  ARCO continues to study various options for marketing North Slope gas. However, ARCO believes that market conditions continue to make implementation of any large gas sales projects unlikely in the near future.

  The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31 were as follows:

                                        1996                         1996
                                        ----                         ----
                                       Proved                      Unproved
                                     Properties                   Properties
                                  -----------------             -------------
Millions                            U.S.     Int'l              U.S.    Int'l
                                  -------   -------             ----    -----
Gross                             $15,004    $5,245             $257    $297
Accumulated depreciation,
  depletion and amortization        9,875     2,638               49      30
                                  -------    ------             ----    ----
Net                               $ 5,129    $2,607             $208    $267
                                  =======    ======             ====    ====


                                        1995                         1995
                                        ----                         ----
                                       Proved                      Unproved
                                     Properties                   Properties
                                  -----------------             -------------
Millions                            U.S.     Int'l              U.S.    Int'l
                                  -------   -------             ----    -----
Gross                             $14,355    $4,304             $182    $236
Accumulated depreciation,
  depletion and amortization        9,215     2,285               42      17
                                  -------    ------             ----    ----
Net                               $ 5,140    $2,019             $140    $219
                                  =======    ======             ====    ====


                                        1994                         1994
                                        ----                         ----
                                       Proved                      Unproved
                                     Properties                   Properties
                                  -----------------             -------------
Millions                            U.S.     Int'l              U.S.    Int'l
                                  -------   -------             ----    -----
Gross                            $14,353     $3,998            $510     $231
Accumulated depreciation,
  depletion and amortization       8,963      2,100             328        8
                                 -------     ------            ----     ----
Net                              $ 5,390     $1,898            $182     $223
                                 =======     ======            ====     ====

  Costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31 were as follows:


                                     1996                   1995                   1994
                             --------------------   --------------------   --------------------
Millions                     U.S.   Int'l   Total   U.S.   Int'l   Total   U.S.   Int'l   Total
                             ----   -----   -----   ----   -----   -----   ----   -----   -----
Property acquisition
  costs:
    Proved properties        $ 82   $ 275    $357   $ 56   $  34    $ 90   $  -   $   1    $  1
    Unproved properties        98      11     109     24      15      39     38      23      61
Exploration costs             277     213     490    212     309     521    180     237     417
Development costs             481     482     963    389     328     717    363     303     666

  Results of operations from oil and gas producing activities (including operating overhead) for the three years ended December 31 were as follows:


                                1996                         1995                         1994
                     --------------------------    -------------------------    -------------------------
Millions              U.S.      Int'l     Total     U.S.     Int'l     Total     U.S.     Int'l     Total
                     -----     ------    ------    -----     -----    ------    -----     -----    ------
Revenues:
  Sales              $1,892    $1,140    $3,032    $1,460     $920    $2,380    $1,421    $ 837    $2,258
  Transfers           2,199         -     2,199     1,679        -     1,679     1,456        -     1,456
  Other                  47        45        92        83       44       127        74       43       117
                     ------    ------    ------    ------     ----    ------    ------    -----    ------
                      4,138     1,185     5,323     3,222      964     4,186     2,951      880     3,831
Production
  costs               1,044       284     1,328     1,021      232     1,253     1,166      198     1,364
Exploration
  expenses              238       175       413       212      311       523       277      178       455
Depreciation,
  depletion and
  amortization          691       276       967       713      251       964       731      275     1,006
Other operating
  expenses              277       256       533       218      201       419       251      159       410
                     ------    ------    ------    ------     ----    ------    ------    -----    ------
                      1,888       194     2,082     1,058      (31)    1,027       526       70       596
Income tax
  expense              (628)     (109)     (737)     (332)      (7)     (339)     (143)     (43)     (186)
                     ------    ------    ------    ------     ----    ------    ------    -----    ------
Results of
  operations
  from
  production
  activities         $1,260    $   85    $1,345    $  726     $(38)   $  688    $  383    $  27    $  410
                     ======    ======    ======    ======     ====    ======    ======    =====    ======

  The difference between the above results of operations and the amounts reported for after-tax exploration and production segment earnings in Note 5 of Notes to Consolidated Financial Statements is primarily marketing-related activities, minority interest adjustments, the exclusions of gains on property sales and unusual items related to the oil and gas operations.

                                                                            ARCO

SUPPLEMENTAL INFORMATION (UNAUDITED)

  The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31 was as follows:


                                    1996                    1995                    1994
                            ---------------------   ---------------------   ---------------------
Billions                    U.S.    Int'l   Total   U.S.    Int'l   Total   U.S.    Int'l   Total
                            -----   -----   -----   -----   -----   -----   -----   -----   -----
Future cash inflows         $48.8   $17.8   $66.6   $32.5   $12.1   $44.6   $30.6   $11.3   $41.9
Future development and
  production costs           14.2     7.3    21.5    13.2     4.4    17.6    13.9     4.3    18.2
Future income tax
  expense                    12.0     3.2    15.2     6.5     2.5     9.0     5.4     2.3     7.7
                            -----    ----   -----   -----    ----   -----   -----    ----   -----
Future net cash flows        22.6     7.3    29.9    12.8     5.2    18.0    11.3     4.7    16.0
10% annual discount          10.3     3.6    13.9     5.7     2.4     8.1     4.9     2.2     7.1
                            -----    ----   -----   -----    ----   -----   -----    ----   -----
Standardized measure
  of discounted future
  net cash flows            $12.3   $ 3.7   $16.0   $ 7.1   $ 2.8   $ 9.9   $ 6.4   $ 2.5   $ 8.9
                            =====   =====   =====   =====   =====   =====   =====   =====   =====

  Primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31 were as follows:


Billions                                             1996      1995      1994
                                                     ----      ----      ----
Sales and transfers of oil and gas, net of
  production costs                                   $(3.9)    $(2.9)    $(2.3)
Extensions, discoveries and improved recovery,
  less related costs                                   1.2        .7       1.0
Revisions of estimates of reserves proved in
  prior years:
    Quantity estimates                                  .5        .4        .2
    Net changes in price and production costs          8.4       1.8       4.6
Purchases/sales                                        1.0        .1        .1
Other                                                  (.4)      (.4)      (.2)
Accretion of discount                                  1.5       1.3        .8
Development costs incurred during the period           1.0        .7        .7
Net change in income taxes                            (3.2)      (.7)     (1.6)
                                                     -----     -----     -----
Net change                                           $ 6.1     $ 1.0     $ 3.3
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

Coal Operations

  Supplemental operating statistics for the coal operations of ARCO for the three years ended December 31 were as follows:

                                                1996      1995      1994
                                                ----      ----      ----
Coal shipments - thousand tons:
  U.S.                                          51,615    45,853    38,322
  International                                 10,851    11,772    11,235
                                                ------    ------    ------
Total                                           62,466    57,625    49,557
                                                ======    ======    ======
Coal reserves - million tons recoverable:
  U.S.                                           1,471     1,265     1,279
  International                                    198       216       227
                                                ------    ------    ------
Total                                            1,669     1,481     1,506
                                                ======    ======    ======

Average market price per ton:
  U.S.                                          $ 7.58    $ 8.38    $ 8.52
  International                                 $33.37    $32.09    $29.90
  Composite price                               $12.06    $13.22    $13.37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 5, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference, except for the material included under the captions "Committee Report on Executive Compensation" and "Performance Graph."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1 and 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.

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

    10.1(c)* Amendment No. 2 to the Atlantic Richfield Company Supplemen-tary Executive Retirement Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.1(c) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

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

    10.2(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Deferral Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.2(c) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

    10.3* Atlantic Richfield Executive Medical Insurance Plan-Summary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196, and incorporated herein by reference.

    10.4(a)* Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1988, under File No. 1-1196 and incorporated herein by reference.

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

    10.4(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of August 5, 1996, filed herewith.

    10.5* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective Janu-ary 1, 1997, filed herewith.

    10.6(a)* Annual Incentive Plan, as adopted by the Board of Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by refer-ence.

    10.6(b)* Amendment No. 3 to the Annual Incentive Plan, effective as of January 1, 1995, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

    10.7* Atlantic Richfield Company's 1985 Executive Long-Term Incen-tive Plan, as adopted by the Board of Directors of ARCO on May 28, 1985, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.7 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference. The proposed amendments to the 1985 Executive Long-Term Incentive Plan will be included in the appendix to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 5, 1997, which will be filed with the Commission within 120 days after December 31, 1996, and is incorporated herein by reference.

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

    10.9(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.9(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and in-corporated herein by reference.

    10.10 Form of Indemnity Agreement adopted by the Board of Directors of ARCO on January 26, 1987 and executed in February 1987 by ARCO and each of its directors and officers, included in Ex-hibit A to the 1987 Proxy Statement, filed with the Commission under File No. 1-1196 and incorporated herein by reference.

    10.11(a)*   Stock Option Plan for Outside Directors effective as of Decem-
                ber 17, 1990, filed with the Commission as Exhibit 10.14 to ARCO's report on Form 10-K for the year 1990, under File No.
                1-1196 and incorporated herein by reference.

    10.11(b)*   Amendment No. 1 to the Stock Option Plan for Outside
                Directors, effective as of June 22, 1992, filed with the Commission as Exhibit 10.13(b) to ARCO's report on Form 10-K for the year 1992, under File No. 1-1196 and incorporated herein by reference.

    10.12(a)*   Deferral Plan for Outside Directors, effective as of October
                1, 1990, filed with the Commission as Exhibit 10.13(a) to ARCO's report on Form 10-K for the year 1995, under File No.
                1-1196 and incorporated herein by reference.

    10.12(b)*   Amendment No. 1 to the Deferral Plan for Outside Directors,
                effective as of July 27, 1992, filed with the Commission as
                Exhibit 10.13(b) to ARCO's report on Form 10-K for the year
                1995, under File No. 1-1196 and incorporated herein by reference.

    10.13* Special Incentive Plan, as adopted by the Board of Directors of ARCO on February 28, 1994, and as effective on that date, is included in Appendix C to the Company's 1994 Proxy Statement filed with the Commission under File No. 1-1196 and incorporated herein by reference.

    21          Subsidiaries of the Registrant.

    23          Consent of Coopers & Lybrand L.L.P.

    27          Financial Data Schedule.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
--------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K:

  No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996, and thereafter through February 24, 1997.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the following registration statements of Atlantic Richfield Company: Registration Statement on Form S-8 (No. 33-43830), Registration Statement on Form S-8 (No. 33-21558), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21160), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23639), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21162), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21553), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23640), and Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21552), of our report dated February 12, 1997, on our audits of the consolidated financial statements and financial statement schedule of Atlantic Richfield Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which report is included in this Annual Report on Form 10-K.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 25, 1997

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ATLANTIC RICHFIELD COMPANY

                                          By       /s/ Mike R. Bowlin
                                            ___________________________________
                                                      Mike R. Bowlin
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                       and President

FEBRUARY 24, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

        /s/ Mike R. Bowlin           Chairman of the Board,        February 24, 1997
____________________________________  Chief Executive Officer and
           Mike R. Bowlin             President
    Principal executive officer

     /s/ Anthony G. Fernandes        Executive Vice President and  February 24, 1997
____________________________________  Director
        Anthony G. Fernandes

       /s/ Marie L. Knowles          Executive Vice President,     February 24, 1997
____________________________________  Chief Financial Officer and
          Marie L. Knowles            Director
    Principal financial officer

     /s/ William E. Wade, Jr.        Executive Vice President and  February 24, 1997
____________________________________  Director
        William E. Wade, Jr.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

        /s/ Frank D. Boren           Director                      February 24, 1997
____________________________________
           Frank D. Boren

       /s/ Lodwrick M. Cook          Director                      February 24, 1997
____________________________________
          Lodwrick M. Cook

       /s/ Richard H. Deihl          Director                      February 24, 1997
____________________________________
          Richard H. Deihl

          /s/ John Gavin             Director                      February 24, 1997
____________________________________
             John Gavin

                                     Director                      February   , 1997
____________________________________
           Hanna H. Gray

                                     Director                      February   , 1997
____________________________________
          Philip M. Hawley

          /s/ Kent Kresa             Director                      February 24, 1997
____________________________________
             Kent Kresa

     /s/ David T. McLaughlin         Director                      February 24, 1997
____________________________________
        David T. McLaughlin


      /s/ John B. Slaughter          Director                      February 24, 1997
____________________________________
         John B. Slaughter

         /s/ Henry Wendt             Director                      February 24, 1997
____________________________________
            Henry Wendt

      /s/ Allan L. Comstock          Vice President and            February 24, 1997
____________________________________  Controller
         Allan L. Comstock
    Principal accounting officer

                                                                     SCHEDULE II

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (MILLIONS OF DOLLARS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         (COLUMN A)          (COLUMN B)    (COLUMN C)    (COLUMN D) (COLUMN E)
------------------------------------------------------------------------------
                                           ADDITIONS
                                        ----------------
                             BALANCE AT CHARGED CHARGED  DEDUCTIONS BALANCE AT
                             BEGINNING    TO    TO OTHER    FROM     CLOSE OF
        DESCRIPTION          OF PERIOD  INCOME  ACCOUNTS  RESERVES    PERIOD
------------------------------------------------------------------------------
YEAR 1996
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 16        4      --        --        $ 20
  Affiliated companies
   accounted for on the
   equity method............       8       --      --        --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     882       75      --         7         950
  Reduction in force........      75       --      --        75          --
  Insurance ................     201       15      --        47         169
  Environmental remediation.     658       49      --       130         577
  Other.....................     201       31      --        11         221

YEAR 1995
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 15        5      --         4(a)     $ 16
  Affiliated companies
   accounted for on the
   equity method............       8       --      --        --           8
  Other investments and
   long-term receivables....      50       --      --        50          --
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     848       65      --        31         882
  Reduction in force........     177       --      --       102          75
  Insurance ................     202       47      --        48         201
  Environmental remediation.     670      101      --       113         658
  Other.....................     249       15      --        63         201

YEAR 1994
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 14        2      --         1(a)     $ 15
  Affiliated companies
   accounted for on the
   equity method............       8       --      --        --           8
  Other investments and
   long-term receivables....      50       --      --        --          50
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     788       87      --        27         848
  Reduction in force........      91      179      --        93         177
  Insurance ................     185       56      --        39         202
  Environmental remediation.     648      138      --       116         670
  Other.....................     326      132      --       209         249

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

 4.1 Rights Agreement dated as of July 24, 1995 between ARCO and First Chi-cago Trust Company of New York, as Rights Agent, filed with the Commission as Exhibit 4 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1995, under File No. 1-1196 and incorporated herein by reference.

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

 4.4 Instruments defining the rights of holders of long-term debt which is not registered under the Securities Exchange Act of 1934 are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

 10.1(c)* Amendment No. 2 to the Atlantic Richfield Company Supplementary
          Executive Retirement Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.1(c) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

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

 10.2(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Deferral
          Plan, effective as of February 28, 1994, filed with the Commission as
          Exhibit 10.2(c) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

 10.3* Atlantic Richfield Executive Medical Insurance Plan-Summary Plan De-scription, effective as of January 1, 1994, filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196, and incorporated herein by reference.

EXHIBIT                           DESCRIPTION

 10.4(a)* Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1988, under File No. 1-1196 and incorporated herein by reference.

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

 10.4(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of August 5, 1996, filed herewith.

 10.5* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective January 1, 1997, filed herewith.

 10.6(a)* Annual Incentive Plan, as adopted by the Board of Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

 10.6(b)* Amendment No. 3 to the Annual Incentive Plan, effective as of January 1, 1995, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

 10.7* Atlantic Richfield Company's 1985 Executive Long-Term Incentive Plan, as adopted by the Board of Directors of ARCO on May 28, 1985, and ef-fective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.7 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference. The proposed amendments to the 1985 Executive Long-Term Incentive Plan will be included in the appendix to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 5, 1997, which will be filed with the Commission within 120 days after December 31, 1996, and is incorporated herein by reference.

 10.8* Atlantic Richfield Company Executive Life Insurance Plan--Summary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

 10.9(a)* Atlantic Richfield Company Executive Long-Term Disability Plan-- Summary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.9 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

 10.9(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.9(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

 10.10 Form of Indemnity Agreement adopted by the Board of Directors of ARCO on January 26, 1987 and executed in February 1987 by ARCO and each of its directors and officers, included in Exhibit A to the 1987 Proxy Statement, filed with the Commission under File No. 1-1196 and incorporated herein by reference.

 10.11(a)* Stock Option Plan for Outside Directors effective as of December 17,
           1990, filed with the Commission as Exhibit 10.14 to ARCO's report on Form 10-K for the year 1990, under File No. 1-1196 and incorporated herein by reference.

 10.11(b)* Amendment No. 1 to the Stock Option Plan for Outside Directors, effective as of June 22, 1992, filed with the Commission as Exhibit 10.13(b) to ARCO's report on Form 10-K for the year 1992, under File No. 1-1196 and incorporated herein by reference.

EXHIBIT                           DESCRIPTION

 10.12(a)* Deferral Plan for Outside Directors, effective as of October 1, 1990, filed with the Commission as Exhibit 10.13(a) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

 10.12(b)* Amendment No. 1 to the Deferral Plan for Outside Directors, effective as of July 27, 1992, filed with the Commission as Exhibit 10.13(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

 10.13* Special Incentive Plan, as adopted by the Board of Directors of ARCO on February 28, 1994, and as effective on that date, is included in Appendix C to the Company's 1994 Proxy Statement filed with the Com-mission under File No. 1-1196 and incorporated herein by reference.

 21        Subsidiaries of the Registrant.

 23        Consent of Coopers & Lybrand L.L.P.

 27        Financial Data Schedule.
-------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.