Form 10-Q
period 1997-03-31
ATLANTIC RICHFIELD CO /DE
filed 1997-05-07
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended March 31, 1997
Commission file number 1-1196
                             ________________

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

     Number of shares of Common Stock, $2.50 par value, outstanding as of March 31, 1997: 161,090,496.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
(Millions except per share amounts)                         1997        1996
                                                            ----        ----
Revenues
  Sales and other operating revenues . . . . . . . . . .   $5,044      $4,156
  Other revenues . . . . . . . . . . . . . . . . . . . .      139         226
                                                            -----       -----
                                                            5,183       4,382
                                                            -----       -----
Expenses
  Trade purchases. . . . . . . . . . . . . . . . . . . .    2,232       1,674
  Operating expenses . . . . . . . . . . . . . . . . . .    1,010         930
  Selling, general and administrative expenses . . . . .      251         238
  Depreciation, depletion and amortization . . . . . . .      427         404
  Exploration expenses (including undeveloped
    leasehold amortization). . . . . . . . . . . . . . .      126         100
  Taxes other than income taxes. . . . . . . . . . . . .      231         217
  Interest . . . . . . . . . . . . . . . . . . . . . . .      166         173
  Unusual items. . . . . . . . . . . . . . . . . . . . .       -           26
                                                            -----       -----
                                                            4,443       3,762
                                                            -----       -----

Income before income taxes and minority interest . . . .      740         620
Provision for taxes on income. . . . . . . . . . . . . .      236         220
Minority interest in earnings of subsidiaries. . . . . .       21          30
                                                            -----       -----
Net Income . . . . . . . . . . . . . . . . . . . . . . .   $  483      $  370
                                                            =====       =====

Earned per Share . . . . . . . . . . . . . . . . . . . .   $ 2.95      $ 2.26
                                                            =====       =====

Cash Dividends Paid per Share of Common Stock. . . . . .   $1.375      $1.375
                                                            =====       =====

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                    March 31,     December 31,
                                                       1997           1996
                                                       ----           ----
                                                           (Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . . .  $ 1,449        $ 1,460
  Short-term investments. . . . . . . . . . . . . .      805            784
  Accounts receivable . . . . . . . . . . . . . . .    1,749          1,936
  Inventories . . . . . . . . . . . . . . . . . . .      992            995
  Prepaid expenses and other current assets . . . .      287            258
                                                      ------         ------
  Total current assets. . . . . . . . . . . . . . .    5,282          5,433
                                                      ------         ------

Investments and long-term receivables:
  Investments accounted for on the equity method. .      855            764
  Other investments and long-term receivables . . .    1,652          1,598
                                                      ------         ------
                                                       2,507          2,362
                                                      ------         ------

Net property, plant and equipment . . . . . . . . .   16,137         16,195

Deferred charges and other assets . . . . . . . . .    1,720          1,725
                                                      ------         ------
Total assets. . . . . . . . . . . . . . . . . . . .  $25,646        $25,715
                                                      ======         ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                     March 31,    December 31,
                                                       1997           1996
                                                       ----           ----
                                                            (Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . .   $ 1,142       $ 1,157
  Accounts payable. . . . . . . . . . . . . . . . .     1,148         1,443
  Long-term debt due within one year. . . . . . . .     1,111         1,102
  Taxes payable . . . . . . . . . . . . . . . . . .       616           438
  Other . . . . . . . . . . . . . . . . . . . . . .     1,060         1,163
                                                       ------        ------
  Total current liabilities . . . . . . . . . . . .     5,077         5,303
                                                       ------        ------

Long-term debt. . . . . . . . . . . . . . . . . . .     5,407         5,593
Deferred income taxes . . . . . . . . . . . . . . .     2,864         2,884
Other deferred liabilities and credits. . . . . . .     3,504         3,450
Minority interest . . . . . . . . . . . . . . . . .       717           684
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . . .         1             1
  Common stock. . . . . . . . . . . . . . . . . . .       403           403
  Stock dividends issuable. . . . . . . . . . . . .       403            -
  Capital in excess of par value of stock . . . . .       634           628
  Retained earnings . . . . . . . . . . . . . . . .     6,458         6,592
  Equity adjustments. . . . . . . . . . . . . . . .       178           177
                                                       ------        ------
  Total stockholders' equity. . . . . . . . . . . .     8,077         7,801
                                                       ------        ------
Total liabilities and stockholders' equity. . . . .   $25,646       $25,715
                                                       ======        ======


     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         1997        1996
                                                         ----        ----
                                                            (Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . $  483     $  370
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . . .    427        404
  Dry hole expense and undeveloped leasehold
   amortization. . . . . . . . . . . . . . . . . . . . .     50         48
  Net gain on asset sales. . . . . . . . . . . . . . . .     (8)       (26)
  Income from equity investments . . . . . . . . . . . .    (35)       (17)
  Dividends from equity investments. . . . . . . . . . .     13         27
  Minority interest in earnings of subsidiaries. . . . .     21         30
  Cash payments (greater) less than noncash provisions .     19        (27)
  Deferred income taxes. . . . . . . . . . . . . . . . .    (19)         7
  Changes in working capital accounts. . . . . . . . . .    (78)         1
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     32         23
                                                          -----      -----
    Net cash provided by operating activities. . . . . .    905        840
                                                          -----      -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs) .   (504)      (352)
  Net cash used by short-term investments . . . . .  . .    (29)      (218)
  Proceeds from asset sales. . . . . . . . . . . . . . .      9         26
  Investments and long-term receivables. . . . . . . . .     (5)       (21)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     11         17
                                                          -----      -----
    Net cash used by investing activities. . . . . . . .   (518)      (548)
                                                          -----      -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . .   (393)       (79)
  Proceeds from issuance of long-term debt . . . . . . .    233         45
  Net cash provided by notes payable . . . . . . . . . .     18         72
  Dividends paid . . . . . . . . . . . . . . . . . . . .   (223)      (222)
  Treasury stock purchases . . . . . . . . . . . . . . .    (17)       (14)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     (5)        (5)
                                                          -----      -----
    Net cash used by financing activities. . . . . . . .   (387)      (203)
                                                          -----      -----
Effect of exchange rate changes on cash. . . . . . . . .    (11)        (2)
                                                          -----      -----
Net increase (decrease) in cash and cash equivalents . .    (11)        87

Cash and cash equivalents at beginning of period . . . .  1,460      1,537
                                                          -----      -----
Cash and cash equivalents at end of period . . . . . . . $1,449     $1,624
                                                          =====      =====

     The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.  Accounting Policies.

Basis of Presentation.

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform to classifications adopted in 1997. In the opinion of the Company, the financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.

Environmental Remediation

     Effective January 1, 1997, the Company adopted Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The provisions include standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The effect of adopting the provisions of SOP 96-1 in the first quarter of 1997 was a decrease in the Company's net income of $30 million, or $.18 per share.


NOTE B.  Investments.

     At March 31, 1997 and 1996, investments were primarily composed of U.S. Treasury securities and corporate debt instruments and were principally included in short-term investments. Maturities generally ranged from one day to 20 months. At March 31, 1997, all investments were classified as available-for-sale ("AFS"); there were no investments considered held-to-maturity. AFS investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

     The following summarizes investments in securities at March 31:

          Millions                                     1997      1996
                                                      ------    ------
                                                        AFS       AFS
                                                        ---       ---
      Aggregate fair value . . . . . . . . . . .      $1,842    $2,174
      Gross unrealized holding losses. . . . . .           7        19
      Gross unrealized holding gains . . . . . .        (478)      (12)
                                                       -----     -----
      Amortized cost . . . . . . . . . . . . . .      $1,371    $2,181
                                                       =====     =====

     Investment activity for the three months ended March 31 was as follows:

         Millions                                      1997      1996
                                                      ------    ------
                                                        AFS       AFS
                                                        ---       ---
      Gross purchases. . . . . . . . . . . . . .      $2,641    $1,321
      Gross sales. . . . . . . . . . . . . . . .         592       531
      Gross maturities . . . . . . . . . . . . .       2,551     1,050

Gross realized gains and losses were insignificant and were determined by the specific identification method.


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Inventories.

     Inventories at March 31, 1997 and December 31, 1996 comprised the following:

                                                      March 31,   December 31,
                                                        1997          1996
                                                        ----          ----
                                                             (Millions)
        Crude oil and petroleum products. . . . . .     $194          $204
        Chemical products . . . . . . . . . . . . .      484           488
        Other products. . . . . . . . . . . . . . .       53            48
        Materials and supplies. . . . . . . . . . .      261           255
                                                         ---           ---
          Total . . . . . . . . . . . . . . . . . .     $992          $995
                                                         ===           ===

NOTE D.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                      March 31,   December 31,
                                                        1997         1996
                                                        ----         ----
                                                           (Thousands)
    $3.00 Cumulative convertible preference stock,
      par $1 . . . . . . . . . . . . . . . . . . . .  $     60    $     61
    $2.80 Cumulative convertible preference stock,
      par $1 . . . . . . . . . . . . . . . . . . . .       660         674
    Common stock, par $2.50. . . . . . . . . . . . .   402,995     402,715
                                                       -------     -------
       Total . . . . . . . . . . . . . . . . . . . .  $403,715    $403,450
                                                       =======     =======

NOTE E.  Stockholders' Equity Adjustments.

     Adjustments to stockholders' equity at March 31, 1997 and December 31, 1996 were as follows:

                                                      March 31,   December 31,
                                                        1997          1996
                                                        ----          ----
                                                            (Millions)
        Minimum pension liability . . . . . . . . . .   $(28)        $(28)
        Treasury stock, at cost . . . . . . . . . . .    (14)          (1)
        Net unrealized gain on investments. . . . . .    290          225
        Foreign currency translation. . . . . . . . .    (70)         (19)
                                                         ---          ---
          Total . . . . . . . . . . . . . . . . . . .   $178         $177
                                                         ===          ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F.  Capitalization of Interest.

     Interest expense excludes capitalized interest of $3 million and $5 million for the three-month periods ended March 31, 1997 and 1996, respectively.


NOTE G.  Income Taxes.

     Provision for taxes on income:

                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                          1997        1996
                                                          ----        ----
                                                             (Millions)
          Federal:
            Current . . . . . . . . . . . . . . . . . .  $169        $147
            Deferred. . . . . . . . . . . . . . . . . .   (13)          5
                                                          ---         ---
                                                          156         152
                                                          ---         ---
          Foreign:
            Current . . . . . . . . . . . . . . . . . .    52          39
            Deferred. . . . . . . . . . . . . . . . . .    (6)          2
                                                          ---         ---
                                                           46          41
                                                          ---         ---
          State:
            Current . . . . . . . . . . . . . . . . . .    34          27
            Deferred. . . . . . . . . . . . . . . . . .    -           -
                                                          ---         ---
                                                           34          27
                                                          ---         ---
              Total . . . . . . . . . . . . . . . . . .  $236        $220
                                                          ===         ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                              Three Months Ended
                                                   March 31,
                                    ----------------------------------------
                                           1997                  1996
                                    ------------------    ------------------
                                               Percent               Percent
                                                 of                     of
                                               Pretax                Pretax
                                    Amount     Income     Amount     Income
                                    ------     -------    ------     -------
                                                  (Millions)
Income before income taxes and
  minority interest . . . . . . .    $740       100.0      $620       100.0
                                      ===       =====       ===       =====

Tax at federal statutory rate . .    $259        35.0      $217        35.0
Increase (reduction) in taxes
  resulting from:
  Dividend exclusion. . . . . . .      (8)       (1.1)       (3)        (.5)
  Subsidiary stock transaction. .     (22)       (3.0)       -           -
  Taxes on foreign income in
    excess of statutory rate. . .      14         1.9        17         2.7
  State income taxes (net of
    federal effect) . . . . . . .      22         3.0        18         2.9
  Tax credits . . . . . . . . . .     (25)       (3.4)      (22)       (3.5)
  Other . . . . . . . . . . . . .      (4)       (0.5)       (7)       (1.1)
                                      ---       -----       ---       -----
Provision for taxes on income . .    $236        31.9      $220        35.5
                                      ===       =====       ===       =====

NOTE H.  Earned Per Share.

     Earned per share is based on the average number of common shares outstanding during each period, including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities.

     The information necessary for the calculation of earned per share is as follows:

                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                          1997        1996
                                                          ----        ----
                                                        (Millions of shares)
     Average number of common shares outstanding . . .   161.1       160.8
     Common stock equivalents. . . . . . . . . . . . .     2.8         2.5
                                                         -----       -----
       Total . . . . . . . . . . . . . . . . . . . . .   163.9       163.3
                                                         =====       =====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. However, a company is permitted to disclose pro forma EPS amounts computed using SFAS No. 128 in the notes to the financial statements in periods prior to required adoption. Accordingly, the pro forma EPS data for the three months ended March 31, 1997 and 1996 is as follows (in millions, except per share amounts):

                                                   Three Months Ended
                                                        March 31,
                                           ---------------------------------
                                                1997                1996
                                           -------------       -------------
                                           Shares    EPS       Shares    EPS
                                           ------    ---       ------    ---
          Basic EPS. . . . . . . . . . .    161.1   $2.99       160.8   $2.30
          Diluted EPS. . . . . . . . . .    163.5   $2.95       163.2   $2.27

NOTE I.  Supplemental Income Statement Information.

     Taxes other than income taxes comprised the following:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         1997        1996
                                                         ----        ----
                                                            (Millions)
     Production/severance. . . . . . . . . . . . . . .   $123        $103
     Property. . . . . . . . . . . . . . . . . . . . .     45          47
     Other . . . . . . . . . . . . . . . . . . . . . .     63          67
                                                          ---         ---
       Total . . . . . . . . . . . . . . . . . . . . .   $231        $217
                                                          ===         ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the three months ended March 31, 1997 and 1996:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1997        1996
                                                        ----        ----
                                                           (Millions)
Gross sales and maturities of short-term investments.   $   611      $   702
Gross purchases of short-term investments . . . . . .      (640)        (920)
                                                         ------       ------
Net cash used by short-term investments . . . . . . .   $   (29)     $  (218)
                                                          =====       ======

Gross proceeds from issuance of notes payable . . . .   $ 1,797      $ 1,472
Gross repayments of notes payable . . . . . . . . . .    (1,779)      (1,400)
                                                         ------       ------
Net cash provided by notes payable. . . . . . . . . .   $    18      $    72
                                                         ======       ======

Gross noncash provisions charged to income. . . . . .   $   100      $   132
Cash payments of previously accrued items . . . . . .       (81)        (159)
                                                         ------       ------
Cash payments (greater) less than noncash provisions.   $    19      $   (27)
                                                         ======       ======

     Interest paid during the three-month periods ended March 31, 1997 and 1996 was $186 million and $191 million, respectively.

     Income taxes paid during the three-month periods ended March 31, 1997 and 1996 were $109 million and $47 million, respectively.

     Changes in working capital accounts for the three-month periods ended March 31, 1997 and 1996 were as follows:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         1997        1996
                                                         ----        ----
                                                            (Millions)
         Increase (decrease) to cash

           Accounts receivable. . . . . . . . . . . .    $ 180       $  17
           Inventories. . . . . . . . . . . . . . . .        3         (58)
           Accounts payable . . . . . . . . . . . . .     (295)        (17)
           Other working capital. . . . . . . . . . .       34          59
                                                          ----        ----
             Total. . . . . . . . . . . . . . . . . .    $ (78)      $   1
                                                          ====        ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Summarized Financial Information.

     Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company in which Atlantic Richfield owned a 49.9% interest at March 31, 1997, was as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                                 Pro forma*
                                                        1997        1996
                                                        ----        ----
                                                           (Millions)
      Revenues (including sales to ARCO and
        ARCO Chemical Company). . . . . . . . . . . .   $755       $579
      Sales to ARCO and ARCO Chemical Company . . . .     67         64
      Operating income. . . . . . . . . . . . . . . .     79         30
      Income from equity investment in
        LYONDELL-CITGO Refining Co. ("LCR") . . . . .      6         26
      Net income. . . . . . . . . . . . . . . . . . .     40         24
___________

* Effective  January 1, 1997, Lyondell began accounting for its  investment in  LCR  under  the  equity  method  of accounting.  Pro forma  financial
  information   for  the  three  months  ended  March  31,  1996   presents
  Lyondell's  results of operations as if the change from consolidation  of
  LCR  to  accounting  for Lyondell's investment in LCR  under  the  equity method of accounting had been effective January 1, 1996.

           _____________________________

      ARCO's equity in net income of Lyondell . . . .    $ 30      $ 12
      Cash dividends received from Lyondell . . . . .       9         9

                      ______________________________

                                                                 Pro forma**
                                                   March 31,     December 31,
                                                     1997            1996
                                                     ----            ----
                                                         (Millions)
      Current assets. . . . . . . . . . . . . . . .  $  618         $  619
      Noncurrent assets . . . . . . . . . . . . . .   1,305          1,271
      Current liabilities . . . . . . . . . . . . .     488            485
      Long-term debt. . . . . . . . . . . . . . . .     742            744
      Other liabilities . . . . . . . . . . . . . .     236            227
      Minority interest . . . . . . . . . . . . . .       4              3
      Stockholders' equity. . . . . . . . . . . . .     453            431
__________

**Pro forma December 31, 1996 information reflects the accounting for Lyondell's investment in LCR under the equity method as if the change from consolidation to equity accounting had been effective December 31, 1996.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Other Commitments and Contingencies.

     ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States and private plaintiffs against Exxon, Alyeska Pipeline Service Company ("Alyeska"), and Alyeska's owner companies (including ARCO, which owns approximately 22%). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to the liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies.

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

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At March 31, 1997, the environmental remediation accrual was $616 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     ARCO's environmental remediation accrual covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party ("PRP") for 117 sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the accrual. ARCO's future costs at these sites could exceed the amount accrued by as much as $600 million.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter 1997 vs. First Quarter 1996


Consolidated Earnings

     The earnings increase in 1997 primarily reflected higher crude oil and natural gas prices, partially offset by a decline in earnings from ARCO Chemical Company ("ARCO Chemical"). In addition, refining margins and volumes improved compared to first quarter 1996.

     For the first quarter of 1997, charges for future environmental remediation, primarily related to implementation of a new accounting standard, were offset by benefits from deferred taxes and changes in certain reserves.

     The 1996 first quarter included a net benefit from special items of approximately $28 million after tax. Benefits from insurance settlements and the sale of an interest in a crude oil pipeline were partially offset by final charges for previously reported personnel reductions and by other remediation-related charges.


Upstream Earnings

         Millions (after tax)                               1997      1996
                                                            ----      ----
       Exploration & Production . . . . . . . . . . . .     $452      $293
       Coal . . . . . . . . . . . . . . . . . . . . . .     $ 23      $  5

     ARCO's earnings from worldwide oil and gas exploration and production operations benefited from higher crude oil and natural gas prices. A $26 million increase in exploration expense in the 1997 first quarter was primarily dry hole and seismic expenses associated with Vastar Resources, Inc.'s ("Vastar") operations. The increased dry hole expense primarily reflected the writeoff of Vastar's Ship Shoal 357 sub-salt well. The increase in seismic expense was in support of Vastar's efforts in the most recent federal Gulf of Mexico lease sale.


Average Oil & Gas Prices

                                                            1997       1996
                                                            ----       ----
       U.S.
         Petroleum liquids - per barrel (bbl)
           Alaska . . . . . . . . . . . . . . . . . . .    $18.56     $13.12
           Lower 48, including Vastar . . . . . . . . .    $19.29     $16.48
           Composite average price. . . . . . . . . . .    $18.79     $14.08
         Natural gas - per thousand cubic feet (mcf). .    $ 2.32     $ 1.58

       International
         Petroleum liquids - per bbl. . . . . . . . . .    $20.79     $17.33
         Natural gas - per mcf. . . . . . . . . . . . .    $ 2.64     $ 2.60

Petroleum Liquids and Natural Gas Production

                                                           1997       1996
                                                           ----       ----
       Net Production
         U.S.
           Petroleum liquids-bbl/day. . . . . . . . . .   562,300     579,700
           Natural gas mcf/day. . . . . . . . . . . . . 1,049,200   1,055,400
           Barrels of oil equivalent (BOE)/day* . . . .   737,200     755,500

         International
           Petroleum liquids-bbl/day. . . . . . . . . .    68,100      64,900
           Natural gas mcf/day. . . . . . . . . . . . .   878,400     792,500
           BOE/day. . . . . . . . . . . . . . . . . . .   214,500     197,100

         Total net production BOE/day . . . . . . . . .   951,700     952,600
         ____________

         * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

     The reduction in U.S. petroleum liquids production primarily resulted from natural field declines in the Prudhoe Bay and Kuparuk River fields in Alaska. Increased international production resulted from production from the Rhourde El Baguel field in Algeria, partially offset by the impact of higher crude oil prices on production-sharing contracts in Indonesia.

     The decrease in U.S. natural gas production resulted from a decline in Vastar's production. Natural field declines at Mustang Island 805, High Island 177 and Wilburton were partially offset by production growth in the San Juan Basin and redevelopment efforts at several offshore fields. ARCO holds an 82.3% interest in Vastar.

     The record international natural gas volumes in 1997 reflected increased production from Yancheng 13, ARCO's South China Sea natural gas field, and ARCO's offshore Indonesia gas fields, partially offset by the effects of warmer weather on gas takes in the United Kingdom. Production from Yacheng 13 increased by approximately 90 million cubic feet per day and production from the Indonesian natural gas fields increased by approximately 20 million cubic feet per day.


Coal Operations

     The earnings increase in 1997 reflected higher average U.S. and Australian coal prices and volumes. U.S. sales volumes increased by approximately 1,098,000 tons and Australian sales volumes increased by approximately 380,000 tons. Average U.S. prices for ARCO Coal were up 6% in the first quarter 1997, compared to first quarter 1996. Average Australian coal prices were up approximately 3% in the first quarter 1997. The increase in average U.S. prices resulted from the product mix of coal sold in 1997, compared to 1996.

     In April 1997, ARCO announced it is evaluating a likely withdrawal from its worldwide coal business through the disposition of coal-mining operations in the United States and Australia because they are no longer considered part of the Company's core business. The method of disposition is currently under study.


Downstream Earnings

         Millions (after tax)                               1997       1996
                                                            ----       ----
       Refining and marketing . . . . . . . . . . . . .     $ 44       $ 28
       Chemicals  . . . . . . . . . . . . . . . . . . .     $ 50       $ 97

Refining and Marketing Operations

     The refining and marketing results reflected the benefits of increased products sales prices and volumes and lower operating costs partially offset by higher crude oil costs and higher prices for purchased refined products. ARCO's refining and marketing margins improved from weak fourth quarter 1996 levels. The lower operating costs in 1997 reflected the absence of turnaround costs and an after-tax charge of approximately $8 million related to environmental and other remediation recorded in the first quarter of 1996.

      In the 1997 first quarter ARCO announced plans to lease more than 260 California service stations from Thrifty Oil Co.


West Coast Petroleum Products Sales

         Volumes (barrels/day)                              1997       1996
                                                            ----       ----
       Gasoline . . . . . . . . . . . . . . . . . . . .   265,000    261,300
       Jet. . . . . . . . . . . . . . . . . . . . . . .   118,900    106,100
       Distillate . . . . . . . . . . . . . . . . . . .    77,700     75,000
       Other. . . . . . . . . . . . . . . . . . . . . .    61,600     67,300
                                                          -------    -------
         Total. . . . . . . . . . . . . . . . . . . . .   523,200    509,700
                                                          =======    =======

Chemicals

     For the chemicals segment, reflecting ARCO's 82.6 interest in ARCO Chemical, the 1997 earnings decline primarily reflected lower margins for most products. First quarter 1997 margins were lower as a result of higher worldwide feedstock costs and generally lower sales prices.

     Sales prices in the first quarter of 1997 were impacted by a weak economy in Europe, the effect of a stronger U.S. dollar, the expiration of ARCO Chemical's long-term methyl tertiary butyl ether sales contracts, and concerns over styrene monomer capacity additions in Asia.


Equity Affiliate

     ARCO earned $30 million from its 49.9% equity interest in Lyondell Petrochemical Company ("Lyondell") in the first quarter of 1997, compared to $12 million in the first quarter of 1996. The increase in earnings reflected improved results from Lyondell's petrochemical operations partially offset by lower earnings from Lyondell's equity interest in the LYONDELL-CITGO Refining Co.

     ARCO announced on March 24, 1997, its intention to settle all its 9% Exchangeable Notes due September 15, 1997 with Lyondell stock currently owned by ARCO. If market conditions remain unchanged from that date, ARCO will realize a gain in excess of $300 million after tax upon the exchange of its shares of Lyondell stock. The decision to settle the Notes with Lyondell shares can still be affected by a material change in market conditions.

Consolidated Revenues

         Millions                                           1997      1996
       Sales and other operating revenues
       Upstream . . . . . . . . . . . . . . . . . . . .    $3,040    $2,291
       Downstream . . . . . . . . . . . . . . . . . . .     2,768     2,518
       Intersegment eliminations. . . . . . . . . . . .      (764)     (653)
                                                            -----     -----
         Total. . . . . . . . . . . . . . . . . . . . .    $5,044    $4,156
                                                            =====     =====

     The increase in upstream sales and other operating revenues resulted primarily from higher crude oil and natural gas prices and increased natural gas marketing activity. Natural gas marketing sales volumes increased to 3.7 billion cubic feet per day in the 1997 first quarter, up from 2.5 billion cubic feet per day in the 1996 first quarter.

     While ARCO realized higher average crude oil and natural gas prices in the first quarter of 1997, compared to the first quarter of 1996, crude oil and natural gas prices were at their highest at the beginning of the quarter and then declined throughout the quarter and into April. The price for West Texas Intermediate crude oil was above $25 a barrel in January 1997 and declined to less than $20 a barrel in April 1997.

     Downstream sales and other operating revenues increased primarily because of higher refined products prices and volumes and higher chemical products volumes.

     The decrease in 1997 Other Revenues primarily reflected the absence of insurance settlements recorded in the first quarter of 1996.


Consolidated Expenses

     Trade purchases were higher primarily as a result of higher natural gas marketing activity and higher crude oil prices.

     The higher operating expenses in 1997 primarily reflected charges for future environmental remediation related to the adoption of a new accounting standard and to a much lesser extent higher volume-related tolling costs at ARCO Chemical and higher lease operating costs associated with production from the Rhourde El Baguel field. The higher tolling volumes at ARCO Chemical related to a plant in France that was under repair and operated at restricted rates in the 1996 first quarter.

     Unusual items in 1996 consisted of final charges for previously reported personnel reductions.


Income Taxes

     The Company's effective tax rate was 31.9% in the 1997 first quarter, compared to 35.5% in the 1996 first quarter. The lower effective tax rate in 1997 primarily reflected the partial elimination of deferred taxes which were provided in a prior year upon the sale of stock of a subsidiary but which are no longer required. Elimination of such taxes is expected to continue in future periods. Including the first quarter amount, the potential maximum elimination of deferred taxes would be $186 million.

Liquidity and Capital Resources

         Millions                                           1997
                                                            ----
       Cash flow provided (used) by:
       Operations . . . . . . . . . . . . . . . . . . .    $ 905
       Investing activities . . . . . . . . . . . . . .    $(518)
       Financing activities . . . . . . . . . . . . . .    $(387)

     The net cash used by investing activities in the first quarter 1997 included expenditures for additions to fixed assets of $504 million. The Company expects total capital expenditures for additions to fixed assets to approximate $3.4 billion for the full year 1997.

     The net cash used in financing activities in the first quarter of 1997 included repayments of long-term debt of $393 million and dividend payments of $223 million, partially offset by proceeds of $233 million from the issuance of long-term debt.

     Cash and cash equivalents and short-term investments totaled $2.3 billion, and short-term borrowings were $1.1 billion at the end of the first quarter of 1997.

     During the first quarter of 1997, ARCO purchased 130,000 shares of its common stock and contributed them to treasury in order to satisfy ARCO's obligations upon conversion of the $3.00 and $2.80 Preference Stocks and upon exercise of stock options.

     ARCO's Board of Directors announced a 2-for-1 stock split by means of a 100% stock dividend and a 4% increase in the regular quarterly dividend, both effective June 13, 1997, to stockholders of record on May 16, 1997.

     It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.


Statements of Financial Accounting Standards Not Yet Adopted

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company. See Note H of notes to the consolidated financial statements.

                           ____________________


     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     1. Reference is made to the disclosure on page 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (hereinafter, the "1996 Form 10-K Report") regarding Montana v. ARCO, ex rel. (Case No. CV-83-317-HLN-PGH). On March 3, 1997, trial commenced and is continuing.

     2. Reference is made to the disclosure on page 14 of the 1996 Form 10-K Report regarding In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). On April 4, 1997, ARCO was served with a new complaint, filed by six individual Native Americans, purportedly on behalf of classes of Native Americans living near the Hanford Nuclear Reservation. The Department of Energy has indicated that it will indemnify ARCO and ARHCO with respect to this new action as well.

     3. Reference is made to the disclosure on page 15 of the 1996 Form 10-K Report regarding Jefferson v. Lead Industries Association, Inc. (Case No. 95-2885). On March 12, 1997, the United States Court of Appeals for the Fifth Circuit affirmed the trial court's decision.

     4. Reference is made to the disclosure on page 15 of the 1996 Form 10-K Report regarding Tesch, et al. v. ARCO Alaska, Inc. (Case No. 3AN-95-3320-CI). On March 7, 1997, the court denied the plaintiffs' renewed motion for class certification and granted ARCO's motion for partial summary judgment as to the "salary test" issues in this case. The plaintiffs have filed a motion for reconsideration.

     5. Reference is made to the disclosure on pages 15-16 of the 1996 Form 10-K Report regarding Aguilar, et al. v. Atlantic Richfield, et al. (Case No. 700810). On May 1, 1997, the court certified a class of California residents who bought CARB gasoline after March 1, 1996 other than for resale.

     6. Reference is made to the disclosure on page 16 of the 1996 Form 10-K Report regarding the Beaver Valley plant formerly owned by ARCO Chemical. ARCO Chemical and Beazer East, Inc. have reached an agreement with the U.S. government pursuant to which the government will pay 28.5% of the costs incurred by them for remediation of substantial portions of the Beaver Valley site.

     7. Reference is made to the disclosure on page 16 of the 1996 Form 10-K Report regarding the southern California earthquake on January 17, 1994. A settlement has been reached. The United States of America, the State of California acting by and through the Department of Fish and Game, the California Regional Water Quality Control Board, Los Angeles Region, The People of The State of California in and for the County of Los Angeles, ARCO, and ARCO Pipe Line Company, executed an Agreement and Consent Decree that was entered March 19, 1997 in the United States District Court for the Central District of California. Pursuant to the Agreement and Consent Decree numerous payments that included $7,100,000 for natural resource damages related to the crude oil spills, and $125,000 denominated as civil penalties were made to various governmental entities.

     8. Reference is made to the disclosure on pages 16-17 of the 1996 Form 10-K Report regarding the PSD permit program. The terms of the settlement have been finalized, and on March 4, 1997, ARCO was dismissed from the lawsuit.

     9. Reference is made to the Company's 1996 Form 10-K Report for information on other legal proceeding matters reported therein.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting of stockholders was held on May 5 1997 The stockholders elected all the Company's nominees for director, authorized amendment of the 1985 Executive Long-Term Incentive Plan, and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1997. The votes were as follows:

     1.  Election of Directors.

                                                                  Votes
                                             Votes For           Withheld
                                            -----------         ---------
               Frank D. Boren               137,028,161         2,388,523
               Mike R. Bowlin               137,013,693         2,402,991
               Lodwrick M. Cook             136,198,163         3,218,521
               Richard H. Deihl             136,908,655         2,508,029
               Anthony G. Fernandes         136,930,878         2,485,806
               John Gavin                   136,825,786         2,590,898
               Hanna H. Gray                136,880,276         2,536,408
               Philip M. Hawley             136,814,462         2,602,222
               Marie L. Knowles             136,930,998         2,485,686
               Kent Kresa                   137,080,251         2,336,433
               David T. McLaughlin          136,976,357         2,440,327
               John B. Slaughter            136,934,311         2,482,373
               William E. Wade, Jr.         136,966,366         2,450,318
               Henry Wendt                  137,055,745         2,360,939

     2.  Amendment of the 1985 Executive Long-Term Incentive Plan.

               For                          118,898,869
               Against                        9,287,447
               Abstain                        2,415,418
               Broker Non-Votes               8,814,950

     3.  Appointment of Coopers & Lybrand L.L.P.

               For                          136,664,088
               Against                        1,980,925
               Abstain                          771,671

     4. Stockholders' proposal requesting the review and development of guidelines for country selection and report to stockholders.

               For                           11,805,035
               Against                      109,270,550
               Abstain                        9,526,149
               Broker Non-Votes               8,814,950

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         27  Financial Data Schedule.

    (b)  Reports on Form 8-K.

The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1997 and through the date hereof.

          Date of Report        Item No.          Financial Statements

          March 24, 1997           5                       None
          March 24, 1997           5                       None
          March 31, 1997           5                       None
          April 1, 1997            5                       None

                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ATLANTIC RICHFIELD COMPANY
                                                   (Registrant)

                                                /s/ ALLAN L. COMSTOCK
Dated:  May 6, 1997                         _______________________________
                                                  ALLAN L. COMSTOCK
                                             Vice President and Controller
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)