Form 10-Q
period 1997-06-30
ATLANTIC RICHFIELD CO /DE
filed 1997-08-06
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended June 30, 1997
Commission file number 1-1196
                             ________________

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

     Number of shares of Common Stock, $2.50 par value, outstanding as of June 30, 1997: 320,796,157.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                        ------------------   ----------------
(Millions except per share amounts)       1997      1996      1997      1996
                                          ----      ----      ----      ----
Revenues
  Sales and other operating revenues . . $4,587    $4,559    $9,631    $8,715
  Other revenues . . . . . . . . . . . .    223       114       362       340
                                          -----     -----     -----     -----
                                          4,810     4,673     9,993     9,055
                                          -----     -----     -----     -----
Expenses
  Trade purchases. . . . . . . . . . . .  1,990     1,866     4,222     3,540
  Operating expenses . . . . . . . . . .  1,087       971     2,097     1,927
  Selling, general and administrative
    expenses . . . . . . . . . . . . . .    271       249       522       487
  Depreciation, depletion and
    amortization . . . . . . . . . . . .    417       399       844       803
  Exploration expenses (including
    undeveloped leasehold amortization).     90       107       216       207
  Taxes other than income taxes. . . . .    177       194       408       411
  Interest . . . . . . . . . . . . . . .      8       167       174       340
                                          -----     -----     -----     -----
                                          4,040     3,953     8,483     7,715
                                          -----     -----     -----     -----
Income before income taxes, minority
  interest and extraordinary item. . . .    770       720     1,510     1,340
Provision for taxes on income. . . . . .    243       261       479       481
Minority interest in earnings of
  subsidiaries . . . . . . . . . . . . .     19        25        40        55

Net income before extraordinary item . .    508       434       991       804

Extraordinary loss on extinguishment of
  debt (net of income tax of $74). . . .   (118)        -      (118)        -
                                          -----     -----     -----     -----
Net Income . . . . . . . . . . . . . . . $  390    $  434    $  873    $  804
                                          =====     =====     =====     =====
Earned per Share

  Income before extraordinary item . . . $ 1.55    $ 1.33    $ 3.02    $ 2.46
  Extraordinary loss . . . . . . . . . .   (.36)        -      (.36)        -
                                          -----     -----     -----     -----
  Net income . . . . . . . . . . . . . . $ 1.19    $ 1.33    $ 2.66    $ 2.46
                                          =====     =====     =====     =====
Cash Dividends Paid per Share of
  Common Stock . . . . . . . . . . . . . $.7125    $.6875    $1.400    $1.375
                                          =====     =====     =====     =====

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                    June 30,    December 31,
                                                      1997          1996
                                                      ----          ----
(Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . $ 1,134      $ 1,460
  Short-term investments. . . . . . . . . . . . . .     473          784
  Accounts receivable . . . . . . . . . . . . . . .   1,698        1,936
  Inventories . . . . . . . . . . . . . . . . . . .   1,020          995
  Prepaid expenses and other current assets . . . .     413          258
                                                     ------       ------
  Total current assets. . . . . . . . . . . . . . .   4,738        5,433
                                                     ------       ------
Investments and long-term receivables:
  Investments accounted for on the equity method. .   1,483        1,174
  Other investments and long-term receivables . . .   1,566        1,188
                                                     ------       ------
                                                      3,049        2,362
                                                     ------       ------
Net property, plant and equipment . . . . . . . . .  16,217       16,195

Deferred charges and other assets . . . . . . . . .   1,743        1,725
                                                     ------       ------
Total assets. . . . . . . . . . . . . . . . . . . . $25,747      $25,715
                                                     ======       ======

      The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                   June 30,    December 31,
                                                     1997          1996
                                                     ----          ----
(Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .   $ 1,225      $ 1,157
  Accounts payable. . . . . . . . . . . . . . . .     1,948        1,443
  Long-term debt due within one year. . . . . . .     1,397        1,102
  Taxes payable, including excise taxes . . . . .       371          438
  Other . . . . . . . . . . . . . . . . . . . . .     1,135        1,163
                                                     ------       ------
  Total current liabilities . . . . . . . . . . .     6,076        5,303
                                                     ------       ------
Long-term debt. . . . . . . . . . . . . . . . . .     4,334        5,593
Deferred income taxes . . . . . . . . . . . . . .     2,932        2,884
Other deferred liabilities and credits. . . . . .     3,397        3,450
Minority interest . . . . . . . . . . . . . . . .       724          684
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . .         1            1
  Common stock. . . . . . . . . . . . . . . . . .       806          403
  Capital in excess of par value of stock . . . .       631          628
  Retained earnings . . . . . . . . . . . . . . .     6,616        6,592
  Equity adjustments. . . . . . . . . . . . . . .       230          177
                                                     ------       ------
  Total stockholders' equity. . . . . . . . . . .     8,284        7,801
                                                     ------       ------
Total liabilities and stockholders' equity. . . .   $25,747      $25,715
                                                     ======       ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                          1997      1996
                                                          ----      ----
(Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . .   $ 873     $  804
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . . .     844        803
  Dry hole expense and undeveloped leasehold
    amortization . . . . . . . . . . . . . . . . . . .      87        108
  Net gain on asset sales. . . . . . . . . . . . . . .     (18)       (40)
  Income from equity investments . . . . . . . . . . .     (88)       (28)
  Dividends from equity investments. . . . . . . . . .      28         42
  Minority interest in earnings of subsidiaries. . . .      40         55
  Cash payments greater than noncash provisions. . . .    (149)      (120)
  Extraordinary loss on extinguishment of debt . . . .     118         -
  Changes in working capital accounts. . . . . . . . .    (312)        34
  Other. . . . . . . . . . . . . . . . . . . . . . . .      40         14
                                                         -----      -----
    Net cash provided by operating activities. . . . .   1,463      1,672
                                                         -----      -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole
    costs) . . . . . . . . . . . . . . . . . . . . . .  (1,072)      (873)
  Net cash provided by short-term investments. . . . .     304         76
  Investment in LUKARCO. . . . . . . . . . . . . . . .    (201)        -
  Investment in LUKOIL convertible bonds . . . . . . .      -         (89)
  Proceeds from asset sales. . . . . . . . . . . . . .      23         43
  Other. . . . . . . . . . . . . . . . . . . . . . . .       4        (12)
                                                         -----      -----
    Net cash used by investing activities. . . . . . .    (942)      (855)
                                                         -----      -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . .    (575)      (208)
  Proceeds from issuance of long-term debt . . . . . .     253         46
  Net cash provided (used) by notes payable. . . . . .      93        (69)
  Dividends paid . . . . . . . . . . . . . . . . . . .    (452)      (444)
  Treasury stock purchases . . . . . . . . . . . . . .    (155)       (39)
  Other. . . . . . . . . . . . . . . . . . . . . . . .      (2)        (5)
                                                         -----      -----
    Net cash used by financing activities. . . . . . .    (838)      (719)
                                                         -----      -----
Effect of exchange rate changes on cash. . . . . . . .      (9)        (2)
                                                         -----      -----
Net increase (decrease) in cash and cash equivalents .    (326)        96

Cash and cash equivalents at beginning of period . . .   1,460      1,537
                                                         -----      -----
Cash and cash equivalents at end of period . . . . . .  $1,134     $1,633
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

Environmental Remediation.

     Effective January 1, 1997, the Company adopted Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The provisions include standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The effect of adopting the provisions of SOP 96-1 in the first quarter of 1997 was a decrease in the Company's net income for the first six months of 1997 of $30 million, or $.09 per share.

Derivative Instruments

     The Company uses a variety of derivative instruments, both financial and commodity based, to minimize the effects of commodity price, interest rate and foreign currency fluctuations. The Company does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. All derivative instruments are off-balance sheet instruments; however, net receivable or payable positions related to derivative instruments are carried on the balance sheet. The nature of the transaction underlying a risk management strategy, primarily whether or not the instrument qualifies as a hedge, determines which accounting method is used.

     The conditions to be met for a derivative instrument to qualify as a hedge are the following: (1) item to be hedged exposes the Companay to price or interest rate risk, (2) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into and (3) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying items being hedged.

     Deferral accounting is used for the following types of transactions, providing the instrument qualifies as a hedge: future crude oil and natural gas production, fixed-price crude oil and natural gas purchase and sale commitments, U.S. dollar-denominated debt issued by a foreign subsidiary, debt denominated in a foreign currency or anticipated foreign currency commitments. Under the deferral method of accounting, gains and losses are deferred and included in other assets or accrued liabilities until the designated underlying item is recognized in income. Recognized gains and losses under the deferral method are recorded in sales and other operating revenues, other revenues or trade purchases depending on the underlying item associated with the derivative instrument. Instruments typically used in these transactions are crude oil and natural gas swap and price collar contracts and some foreign currency swap, forward and option contracts.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Derivative Instruments (continued).

     The accrual method of accounting is used for interest rate swap agreements entered into by the Company which convert the interest rate on variable rate debt to a fixed rate. Under the accrual method, each net payment or receipt due or owed under the derivative instrument is recognized in income during the period to which the payment or receipt relates. Amounts to be paid or received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to, or receivable from, the counter-parties are included in other accrued liabilities.

     The fair value method of accounting is used for any derivative instrument that does not qualify as a hedge. The fair value method of accounting, whereby gains and losses associated with changes in fair value of a derivative instrument are recognized currently in income or stockholders' equity, is used for the following derivative instruments: foreign currency forward and option contracts associated with anticipated future cash flows from overseas operations and foreign currency swap contracts associated with foreign-denominated intercompany debt with maturities exceeding one year. Presently, changes in fair value of all transactions accounted for under this method are recognized currently in income and reported as other revenues.

     Under each method of accounting used by the Company the cash flows related to any recognized gains or losses associated with derivative instruments are reported as cash flows from operations.

     If a derivative instrument designated as a hedge is terminated prior to expected maturity, gains or losses are deferred and included in income when the underlying hedged item is recognized in income.

     When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, gains or losses are recognized  as  part  of  the gain or loss on sale  or  settlement  of  the
underlying  item.   When  a derivative instrument  is  associated  with  an
anticipated transaction that is no longer expected to occur, the gain or loss on the derivative is recognized immediately in income.


NOTE B.  Investments.

     At June 30, 1997 and 1996, investments were primarily composed of U.S. Treasury securities and corporate debt instruments and were principally included in short-term investments. Maturities generally ranged from one day to 20 months. At June 30, 1997, all investments were classified as available-for-sale ("AFS"); there were no investments considered held-to-maturity. AFS investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     The following summarizes investments in securities, at June 30:

          Millions                                      1997        1996
                                                        ----        ----
        Aggregate fair value . . . . . . . . . . . .   $1,961      $1,986
        Gross unrealized holding losses. . . . . . .        3          12
        Gross unrealized holding gains . . . . . . .     (798)         (4)
                                                        -----       -----
        Amortized cost . . . . . . . . . . . . . . .   $1,166      $1,994
                                                        =====       =====

     Investment activity for the six-month periods ended June 30 was as follows:

          Millions                                      1997        1996
                                                        ----        ----
        Gross purchases. . . . . . . . . . . . . . .   $4,185      $2,561
        Gross sales. . . . . . . . . . . . . . . . .    1,303         973
        Gross maturities . . . . . . . . . . . . . .    3,588       2,035

      For the three-and six-month periods ended June 30, 1997 and 1996, gross realized gains and losses were insignificant and were determined by the specific identification method.


NOTE C.  Inventories.

     Inventories at June 30, 1997 and December 31, 1996 comprised the following:

                                                    June 30,   December 31,
                                                      1997        1996
                                                      ----        ----
                                                         (Millions)
  Crude oil and petroleum products . . . . . . . .  $    246     $    204
  Chemical products. . . . . . . . . . . . . . . .       464          488
  Other products . . . . . . . . . . . . . . . . .        47           48
  Materials and supplies . . . . . . . . . . . . .       263          255
                                                     -------      -------
     Total . . . . . . . . . . . . . . . . . . . .  $  1,020     $    995
                                                     =======      =======

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE D. Long-term Debt.

     During the second quarter of 1997, ARCO retired debt with a face value of $756 million prior to maturity. The debt repurchases resulted in an extraordinary charge of $118 million, or $.36 per share against net income, after tax of $74 million.

     The settlement of certain repurchased debt did not take place until July 1997. Approximately $800 million, which included the face amount of the debt and premium to be paid for the early retirement, is recorded in accounts payable at June 30, 1997.

     In July 1997, ARCO redeemed its 10.25% Eurobonds which had a face value of $250 million and were due in 2000. Accordingly, that debt issue was reclassified to current liabilities as of June 30, 1997.


NOTE E.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                       June 30,  December 31,
                                                         1997        1996
                                                         ----        ----
                                                           (Thousands)
  $3.00 Cumulative convertible preference stock,
     par $1 . . . . . . . . . . . . . . . . . . . . .  $     58    $     61
  $2.80 Cumulative convertible preference stock,
     par $1 . . . . . . . . . . . . . . . . . . . . .       645         674
  Common stock, par $2.50 . . . . . . . . . . . . . .   806,442     402,715
                                                        -------     -------
  Total . . . . . . . . . . . . . . . . . . . . . . .  $807,145    $403,450
                                                        =======     =======

     The Company's Board of Directors authorized a two-for-one stock split effective June 13, 1997, in the form of a 100 percent stock dividend. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and charged against capital in excess of par value. All per share data have been adjusted to reflect the stock split.


NOTE F.  Stockholders' Equity Adjustments.

     Adjustments to stockholders' equity at June 30, 1997 and December 31, 1996 were as follows:

                                                     June 30,    December 31,
                                                       1997         1996
                                                       ----         ----
                                                          (Millions)
     Minimum pension liability. . . . . . . . . . .   $ (28)       $ (28)
     Treasury stock, at cost. . . . . . . . . . . .    (117)          (1)
     Net unrealized gain on investments . . . . . .     489          225
     Foreign currency translation . . . . . . . . .    (114)         (19)
                                                       ----         ----
       Total. . . . . . . . . . . . . . . . . . . .   $ 230        $ 177
                                                       ====         ====

                                   - 8 -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE G.  Capitalization of Interest.

     Interest expense excluded capitalized interest of $15 million and $7 million, respectively, for the three-month periods ended June 30, 1997 and 1996, and $18 million and $12 million, respectively, for the six-month periods ended June 30, 1997 and 1996.


NOTE H.  Income Taxes.

     Provision for taxes on income:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       -----------------
                                    1997        1996         1997       1996
                                    ----        ----         ----       ----
                                                    (Millions)
Federal:
  Current . . . . . . . . . . . . . $161        $190         $330       $337
  Deferred. . . . . . . . . . . . .   27           5           14         10
                                     ---         ---          ---        ---
                                     188         195          344        347
                                     ---         ---          ---        ---
Foreign:
  Current . . . . . . . . . . . . .   15          26           67         65
  Deferred. . . . . . . . . . . . .    1           5           (5)         7
                                     ---         ---          ---        ---
                                      16          31           62         72
                                     ---         ---          ---        ---
State:
  Current . . . . . . . . . . . . .   39          35           73         62
  Deferred. . . . . . . . . . . . .    -           -            -          -
                                     ---         ---          ---        ---
                                      39          35           73         62
                                     ---         ---          ---        ---
      Total . . . . . . . . . . . . $243        $261         $479       $481
                                     ===         ===          ===        ===

                                    - 9 -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                  Three Months Ended
                                                       June 30,
                                      ---------------------------------------
                                             1997                 1996
                                      ------------------    -----------------
                                                 Percent              Percent
                                                   of                   of
                                                 Pretax               Pretax
                                       Amount    Income     Amount    Income
                                       ------    -------    ------    -------
                                                     (Millions)
Income before income taxes, minority
  interest and extraordinary item . .   $ 770     100.0     $ 720      100.0
                                         ====     =====      ====      =====
Tax at federal statutory rate . . . .   $ 270      35.0     $ 252       35.0
Increase (reduction) in taxes
 resulting from:
  Dividend exclusion. . . . . . . . .     (13)     (1.7)       (2)      (0.3)
  Subsidiary stock transaction. . . .     (22)     (2.9)       -          -
  Taxes on foreign income in excess
    of statutory rate . . . . . . . .      14       1.8         6        0.8
  State income taxes (net of federal
    effect) . . . . . . . . . . . . .      25       3.2        22        3.1
  Tax credits . . . . . . . . . . . .     (26)     (3.4)      (24)      (3.3)
  Other . . . . . . . . . . . . . . .      (5)     (0.4)        7        1.0
                                         ----     -----      ----      -----
Provision for taxes on income . . . .   $ 243      31.6     $ 261       36.3
                                         ====     =====      ====      =====

                                                  Six Months Ended
                                                      June 30,
                                     ----------------------------------------
                                           1997                 1996
                                     ------------------     -----------------
                                                Percent               Percent
                                                  of                    of
                                                Pretax                Pretax
                                      Amount    Income      Amount    Income
                                      ------    -------     ------    -------
                                                    (Millions)
Income before income taxes, minority
  interest and extraordinary item . . $1,510     100.0      $1,340     100.0
                                       =====     =====       =====     =====

Tax at federal statutory rate . . . . $  529      35.0      $  469      35.0
Increase (reduction) in taxes
 resulting from:
  Dividend exclusion. . . . . . . . .    (21)     (1.4)         (5)     (0.4)
  Subsidiary stock transaction. . . .    (44)     (2.9)         -         -
  Taxes on foreign income in excess
     of statutory rate. . . . . . . .     28       1.9          23       1.7
  State income taxes (net of federal
     effect). . . . . . . . . . . . .     47       3.1          40       3.0
  Tax credits . . . . . . . . . . . .    (51)     (3.4)        (46)     (3.4)
  Other . . . . . . . . . . . . . . .     (9)     (0.6)         -         -
                                       -----     -----       -----     -----
Provision for taxes on income . . . . $  479      31.7      $  481      35.9
                                       =====     =====       =====     =====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE I.  Earned Per Share.

     Earned per share is based on the average number of common shares outstanding during each period, including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities.

     The information necessary for the calculation of earned per share is as follows:

                                                       Three Months Ended
                                                            June 30,
                                                      --------------------
                                                        1997       1996*
                                                        ----       ----
                                                      (Millions of Shares)
  Average number of common shares outstanding . . . .   321.0      321.6
  Common stock equivalents. . . . . . . . . . . . . .     7.1        5.1
                                                        -----      -----
     Total. . . . . . . . . . . . . . . . . . . . . .   328.1      326.7
                                                        =====      =====

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                         1997      1996*
                                                         ----      ----
                                                       (Millions of Shares)
  Average number of common shares outstanding . . . .   321.6      321.6
  Common stock equivalents. . . . . . . . . . . . . .     6.4        5.0
                                                        -----      -----
     Total. . . . . . . . . . . . . . . . . . . . . .   328.0      326.6
                                                        =====      =====
  * Restated to give affect to stock split (Note E).

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. A company is permitted to disclose pro forma EPS amounts computed using SFAS No. 128 in periods prior to required adoption. Accordingly, the pro forma EPS data for the three-and-six-month periods ended June 30, 1997 and 1996 is as follows:

                                                     Three Months Ended
                                                          June 30,
                                              ------------------------------
                                                   1997             1996*
                                              --------------   -------------
     Millions, except per share amounts       Shares    EPS    Shares    EPS
                                              ------    ---    ------    ---
   Basic EPS. . . . . . . . . . . . . . . .    321.1   $1.21    321.6   $1.35
   Diluted EPS. . . . . . . . . . . . . . .    325.7   $1.20    326.4   $1.33

                                                       Six Months Ended
                                                          June 30,
                                              -------------------------------
                                                   1997             1996*
                                              -------------    --------------
     Millions, except per share amounts       Shares    EPS    Shares    EPS
                                              ------    ---    ------    ---
   Basic EPS. . . . . . . . . . . . . . . .    321.6   $2.71    321.6   $2.50
   Diluted EPS. . . . . . . . . . . . . . .    326.2   $2.67    325.7   $2.47

   * Restated to give affect to stock split (Note E).

NOTE J.  Supplemental Income Statement Information.

     Taxes other than income taxes comprised the following:

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                     ------------------    ----------------
                                      1997        1996       1997      1996
                                      ----        ----       ----      ---
                                                     (Millions)
Production/severance  . . . . . . .   $ 82        $105       $205      $208
Property. . . . . . . . . . . . . .     48          46         93        93
Other . . . . . . . . . . . . . . .     47          43        110       110
                                       ---         ---        ---       ---
  Total . . . . . . . . . . . . . .   $177        $194       $408      $411
                                       ===         ===        ===       ===

                                  - 12 -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the six months ended June 30, 1997 and 1996:

                                                     Six Months Ended
                                                          June 30,
                                                     ----------------
                                                      1997       1996
                                                      ----       ----
                                                       (Millions)
  Gross sales and maturities of short-term
    investments . . . . . . . . . . . . . . . . .   $ 1,069     $ 1,618
  Gross purchases of short-term investments . . .    (1,373)     (1,542)
                                                     ------      ------
  Net cash provided by short-term investments . .   $   304     $    76
                                                     ======      ======

  Gross proceeds from issuance of notes payable .   $ 4,171     $ 3,028
  Gross repayments of notes payable . . . . . . .    (4,078)     (3,097)
                                                     ------      ------
  Net cash provided (used) by notes payable . . .   $    93     $   (69)
                                                     ======      ======

  Gross noncash provisions charged to income. . .   $   154     $   206
  Reserve reversal from partial tax audit
    settlements . . . . . . . . . . . . . . . . .      (145)          -
  Cash payments of previously accrued items . . .      (158)       (326)
                                                     ------      ------
  Cash payments greater than noncash provisions .   $  (149)    $  (120)
                                                     ======      ======
Changes in working capital - Increase (decrease)
 to cash:
  Accounts receivable . . . . . . . . . . . . . .   $   176     $   109
  Inventories . . . . . . . . . . . . . . . . . .       (37)       (104)
  Accounts payable. . . . . . . . . . . . . . . .      (292)         63
  Other working capital . . . . . . . . . . . . .      (159)        (34)
                                                     ------      ------
     Total. . . . . . . . . . . . . . . . . . . .   $  (312)    $    34
                                                     ======      ======

     Interest paid during the six-month periods ended June 30, 1997 and 1996 was $335 million and $334 million, respectively.

     Income taxes paid during the six-month periods ended June 30, 1997 and 1996 were $598 million and $395 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Summarized Financial Information.

     Summarized financial information for Lyondell Petrochemical Company ("Lyondell"), a company in which Atlantic Richfield owned a 49.9% interest at June 30, 1997, was as follows:

                                     Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                     -------------------    -----------------
                                              Pro forma*           Pro forma*
                                     1997        1996        1997      1996
                                     ----     ----------     ----  ----------
                                                    (Millions)
Revenues (including sales to ARCO
  and ARCO Chemical Company). . .   $  789      $  613      $1,544    $1,192
Sales to ARCO and ARCO Chemical
  Company . . . . . . . . . . . .       75          73         142       137
Operating income. . . . . . . . .      146          38         225        68
Income from equity investment
  in LYONDELL-CITGO Refining Co.
  ("LCR") . . . . . . . . . . . .       21           7          27        33
Net income. . . . . . . . . . . .       93          15         133        39

*  Effective January 1, 1997, Lyondell began accounting for its  investment
in  LCR  under  the  equity  method  of accounting.   Pro  forma  financial
information  for  the  three and six months ended June  30,  1996  presents
Lyondell's results of operations as if the change from consolidation of LCR to  accounting  for  Lyondell's investment in LCR under the  equity  method accounting had been effective January 1, 1996.
        _________________

ARCO's equity in net income of
  Lyondell. . . . . . . . . . . .      46           7          76        19
Cash dividends received from
  Lyondell. . . . . . . . . . . .       9           9          18        18

                         ________________________

                                                                 Pro forma**
                                                    June 30,     December 31,
                                                      1997           1996
                                                      ----           ----
                                                          (Millions)
Current assets. . . . . . . . . . . . . . . . . .    $  612         $  619
Noncurrent assets . . . . . . . . . . . . . . . .     1,297          1,271
Current liabilities . . . . . . . . . . . . . . .       385            485
Long-term debt. . . . . . . . . . . . . . . . . .       742            744
Other liabilities . . . . . . . . . . . . . . . .       249            227
Minority interest . . . . . . . . . . . . . . . .         5              3
Stockholders' equity. . . . . . . . . . . . . . .       528            431
________

** Pro forma December 31, 1996 information reflects the accounting for Lyondell's investment in LCR under the equity method as if the change from consolidation to equity accounting had been effective December 31, 1996.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE M.  Other Commitments and Contingencies.

     ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the state of Alaska, the United States and private plaintiffs against Exxon, Alyeska Pipeline Service Company ("Alyeska") and Alyeska's owner companies (including ARCO, which owns approximately 22%). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to the liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies.

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

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial where withal of the other responsible parties. At June 30, 1997, the environmental remediation accrual was $600 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

     ARCO's environmental remediation accrual covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party ("PRP") for 117 sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all of the PRP sites, along

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED with other sites as to which no claims have been asserted, in estimating the amount of the accrual. ARCO's future costs at these sites could exceed the amount accrued by as much as $600 million.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1997 vs. Second Quarter 1996

Consolidated Earnings

     The earnings decline in 1997 primarily reflected lower refining and marketing margins and lower ARCO Chemical Company ("ARCO Chemical") earnings and crude oil prices. Partially offsetting these declines were higher natural gas sales volumes and prices, higher earnings from ARCO's equity interest in Lyondell Petrochemical Company ("Lyondell") and increased refined products sales volumes.

     The 1997 second quarter included an extraordinary loss of $118 million after tax related to early retirement of debt. The impact of the extraordinary loss was offset by the reversal of reserves for taxes and related interest which resulted primarily from the partial resolution of certain federal and state income tax audits.

     The 1996 second quarter results included a net charge of $6 million after tax, primarily associated with future environmental remediation costs.


Upstream Earnings

       Millions  (after tax)                                   1997    1996
                                                               ----    ----
       Exploration and Production . . . . . . . . . . . .      $321    $309
       Coal . . . . . . . . . . . . . . . . . . . . . . .      $ 24    $ 22


Exploration and Production operations

     ARCO's earnings from worldwide oil and gas exploration and production operations benefited from growth in international natural gas volumes and higher natural gas prices, partially offset by lower crude oil prices.


Average Oil and Gas Prices

                                                            1997     1996
                                                            ----     ----
        U.S.
          Petroleum liquids - per barrel (bbl)
            Alaska . . . . . . . . . . . . . . . . . . .   $14.95   $15.99
            Lower 48, including Vastar . . . . . . . . .   $16.06   $17.58
            Composite average price. . . . . . . . . . .   $15.31   $16.47
          Natural gas - per thousand cubic feet (mcf). .   $ 1.72   $ 1.67

        International
          Petroleum liquids - per bbl. . . . . . . . . .   $17.04   $17.69
          Natural gas - per mcf. . . . . . . . . . . . .   $ 2.75   $ 2.46

Petroleum Liquids and Natural Gas Production

      Net Production                                      1997       1996
                                                          ----       ----
      U.S.
        Petroleum liquids - bbl/day. . . . . . . . . .   554,000    558,500
        Natural gas - mcf/day. . . . . . . . . . . . . 1,060,100  1,043,000
        Barrels of oil equivalent (BOE)/day* . . . . .   730,700    732,300

      International
        Petroleum liquids - bbl/day. . . . . . . . . .    76,800     60,800
        Natural gas - mcf/day. . . . . . . . . . . . .   855,400    651,500
        BOE/day. . . . . . . . . . . . . . . . . . . .   219,400    169,400

      Total net production BOE/day . . . . . . . . . .   950,100    901,700
      __________
      * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

     The reduction in U.S. petroleum liquids production primarily resulted from natural field declines in the Prudhoe Bay and Kuparuk River fields in Alaska. Increased international petroleum liquids production reflects the production from the Rhourde El Baguel field in Algeria.

     International natural gas volumes in 1997 reflected increased production from Yacheng 13, ARCO's South China Sea natural gas field and increased production from the United Kingdom North Sea, primarily the new Tyne field. The South China Sea natural gas field increased production by approximately 95 million cubic feet per day and the Tyne field added approximately 62 million cubic feet per day to natural gas production in the 1997 second quarter.


Coal Operations

     The earnings increase in 1997 primarily reflected the earnings contribution from ARCO's 65% ownership interest in Canyon Fuel Company, a limited liability company which owns three mines in Utah. Decreases in U.S. and Australian volumes and lower average U.S. prices were offset by a favorable judgment associated with litigation over a coal sales contract.

     In April 1997, ARCO announced it is evaluating a likely withdrawal from its worldwide coal business through the disposition of coal-mining operations in the United States and Australia because they are no longer considered part of the Company's core business. The method of disposition is currently under study.


Downstream Earnings

       Millions  (after tax)                             1997       1996
                                                         ----       ----
     Refining and marketing. . . . . . . . . . . . .     $ 66       $129
     Chemicals . . . . . . . . . . . . . . . . . . .     $ 38       $ 75

Refining and Marketing Operations

     The decline in earnings in 1997 primarily reflected lower margins as the West Coast experienced high operating rates by refiners and high inventories. In the 1996 second quarter product prices benefited from product scarcity due to problems at a number of West Coast refineries. The lower margins were partially offset by increased sales volumes. Approximately 200 recently-leased Thrifty Oil Co. gas stations were integrated into ARCO's retail network. In addition, there was a net increase of 12 ARCO branded sites to the retail network during the 1997 second quarter. These added sites contributed to an increase in gasoline sales of 5%. In addition, jet fuel and diesel sales volumes were up 9% and 20%, respectively, as a result of refineries running at higher crude rates in 1997. The 1997 volume decrease in other products reflected the sale of intermediate product as a result of turnarounds in 1996.

     ARCO also announced that it is expanding its retail marketing into British Columbia with the expected acquisition of 52 Super-Save gasoline sites in the greater Vancouver area.

West Coast Petroleum Products Sales

     Volumes (Barrels/day)                               1997         1996
                                                         ----         ----
     Gasoline. . . . . . . . . . . . . . . . . . .     275,800      262,700
     Jet . . . . . . . . . . . . . . . . . . . . .     122,400      111,800
     Distillate. . . . . . . . . . . . . . . . . .      78,100       64,700
     Other . . . . . . . . . . . . . . . . . . . .      75,100       93,100
                                                       -------      -------
     Total . . . . . . . . . . . . . . . . . . . .     551,400      532,300
                                                       =======      =======

Chemicals

     For the chemicals segment, reflecting ARCO's 82.5% interest in ARCO Chemical Company, the 1997 earnings decline primarily reflected lower margins for most products and higher costs due to plant turnarounds in the U.S. and Europe, partially offset by higher sales volumes for propylene oxide ("PO") erivatives. The decline in margins is due to the combined effect of lower sales prices and higher feedstock costs in the second quarter of 1997, compared to the 1996 second quarter. Factors contributing to the lower 1997 prices included stronger price competition in PO derivatives and toluene di-isocyanate markets, the expiration of most of ARCO Chemical's long-term methyl tertiary butyl ether contracts and the effect of a stronger U.S. dollar.

     During the second quarter, ARCO Chemical launched a cost reduction program designed to reduce annual fixed and controllable costs by $150 million, starting in 1998. ARCO Chemical reported that it expects a charge to earnings in the second half of 1997 to account for the costs of the restructuring program.


Equity Affiliate

     ARCO earned $46 million from its 49.9% equity interest in Lyondell in the second quarter of 1997. This compared to $7 million in the second quarter of 1996. The increased earnings resulted primarily from stronger petrochemicals margins and improved results for LYONDELL-CITGO Refining
Company Ltd. (LCR). LCR's improved performance resulted from the completion of a refinery upgrade project in February 1997 which provided higher processing capability for very heavy crude oil.

Consolidated Revenues

      Millions                                           1997      1996
                                                         ----      ----
      Sales and other operating revenues
        Upstream . . . . . . . . . . . . . . . . . . .  $2,568    $2,311
        Downstream . . . . . . . . . . . . . . . . . .   2,641     2,930
        Intersegment eliminations. . . . . . . . . . .    (622)     (682)
                                                         -----     -----
          Total. . . . . . . . . . . . . . . . . . . .  $4,587    $4,559
                                                         =====     =====

     Upstream sales and other operating revenues increased primarily as a result of higher international natural gas volumes, higher natural gas prices and increased natural gas marketing activity, partially offset by lower crude oil prices. Natural gas marketing sales volumes increased to
2.8 billion cubic feet per day in the 1997 second quarter, up from 2.6 billion cubic feet per day in the 1996 second quarter. International natural gas volumes increased by approximately 200 million cubic feet per day in the 1997 second, compared to the 1996 second quarter.

     Downstream sales and other operating revenues primarily decreased because of lower refined products prices, partially offset by higher refined products volumes.

     The increase in 1997 other revenues primarily reflected the $39 million earnings increase from ARCO's equity interest in Lyondell and revenue resulting from the termination of a lease agreement and a favorable judgment associated with litigation over a coal sales contract.


Consolidated Expenses

     Trade purchases were higher primarily as a result of increased natural gas marketing activity, partially offset by lower crude oil prices. Natural gas marketing purchase volumes increased to 2.0 billion cubic feet per day in the 1997 second quarter, up from 1.7 billion cubic feet per day in the 1996 second quarter.

     Operating expenses were higher in 1997 primarily as a result of lease operating costs associated with production from the Rhourde El Baguel field, manufacturing plant turnarounds at ARCO Chemical and higher tolling volumes at ARCO Chemical related to a plant in France that was under repair and operated at restricted rates in the 1996 second quarter.

     The lower interest expense reflected the reversal of reserves for tax-related interest which resulted from the partial resolution of certain federal and state income tax audits.


Income Taxes

     The Company's effective tax rate was 31.6% in the 1997 second quarter, compared to 36.3% in the 1996 second quarter. The lower effective tax rate in 1997 primarily reflected the partial elimination of deferred taxes which were provided in a prior year upon the sale of stock of a subsidiary but which are no longer required. Elimination of such taxes is expected to continue in future periods. The remaining amount of deferred taxes that may be eliminated in future periods is approximately $140 million. In addition, an increase in the dividends received tax deduction also lowered the effective tax rate.

Six-Month Period Ended June 30, 1997 vs. Same Six-Month Period 1996


Consolidated Earnings

     The earnings increase in the first six months of 1997 primarily reflected higher crude oil and natural gas prices and volumes, higher refined products volumes and higher earnings from ARCO's equity interest in Lyondell. These combined improvements more than offset lower refining and marketing margins and lower earnings from ARCO Chemical.


Consolidated Revenues

      Millions                                              1997      1996
                                                            ----      ----
      Sales and other operating revenues
        Upstream. . . . . . . . . . . . . . . . . . . . .  $5,608    $4,602
        Downstream. . . . . . . . . . . . . . . . . . . .   5,409     5,397
        Intersegment eliminations . . . . . . . . . . . .  (1,386)   (1,284)
                                                            -----     -----
         Total. . . . . . . . . . . . . . . . . . . . . .  $9,631    $8,715
                                                            =====     =====

     For the first six months of 1997 upstream sales and other operating revenues reflected increased natural gas marketing activity, higher natural gas and crude oil prices and natural gas volumes. Natural gas marketing sales volumes increased to 3.2 billion cubic feet per day in the 1997 second quarter, up from 2.5 billion cubic feet per day in the 1996 second quarter. International natural gas volumes increased by approximately 145 million cubic feet per day during the first six months of 1997, compared to the same period in 1996.

     For the first six months of 1997 downstream sales and other operating revenues increased slightly as higher chemical and refined products volumes and higher refined products prices were mostly offset by lower chemical products prices.


Consolidated Expenses

     Trade purchases for the six months ended June 30, 1997 were higher primarily as a result of increased natural gas marketing activity. Natural gas marketing purchase volumes increased to 2.4 billion cubic feet per day in the 1997 second quarter, up from 1.7 billion cubic feet per day in the 1996 second quarter.

     Operating expenses for the first six months of 1997 reflected charges for future environmental remediation related to the adoption of a new accounting standard, lease operating costs associated with production from the Rhourde El Baguel field and higher tolling volumes and manufacturing plant turnaround expense at ARCO Chemical. The higher tolling volumes related to a plant in France that was under repair and operated at restricted rates during the first six months of 1997.

     For the first six months ended June 30, 1997, the lower interest expense reflected the reversal of reserves for tax-related interest which resulted from the partial resolution of certain federal and state income tax audits.

Income Taxes

     The Company's effective tax rate was 31.7% for the first six months of 1997, compared to 35.9% for the same period in 1996. The lower effective tax rate in 1997 primarily reflected the partial elimination of deferred taxes which were provided in a prior year upon the sale of stock of a subsidiary but which are no longer required. Elimination of such taxes is expected to continue in future periods. In addition, an increase in the dividends received tax deduction also lowered the effective tax rate.


Average Oil and Gas Prices

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                          1997      1996
                                                          ----      ----
       U.S.
         Petroleum liquids - per bbl
           Alaska  . . . . . . . . . . . . . . . . . .   $16.80    $14.50
           Lower 48, including Vastar. . . . . . . . .   $17.65    $17.04
           Composite average price . . . . . . . . . .   $17.07    $15.25
         Natural gas - per mcf . . . . . . . . . . . .   $ 2.03    $ 1.62

       International
         Petroleum liquids - per bbl . . . . . . . . .   $19.00    $17.51
         Natural gas - per mcf . . . . . . . . . . . .   $ 2.70    $ 2.54

Petroleum Liquids and Natural Gas Production

                                                           1997        1996
                                                           ----        ----
        Net Production
        U.S.
          Petroleum liquids - bbl/day. . . . . . . . .    564,300     569,400
          Natural gas - mcf/day. . . . . . . . . . . .  1,054,600   1,049,800
          Barrels of oil equivalent (BOE)/day* . . . .    740,100     744,300

        International
          Petroleum liquids - bbl/day. . . . . . . . .     72,500      62,800
          Natural gas - mcf/day. . . . . . . . . . . .    867,000     721,800
          BOE/day. . . . . . . . . . . . . . . . . . .    217,000     183,200

          Total net production BOE/day . . . . . . . .    957,100     927,500
        __________
        * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

Liquidity and Capital Resources

          Millions                                               1997
                                                                 ----
          Cash flow provided (used) by:
          Operations. . . . . . . . . . . . . . . . . . . . .   $1,463
          Investing activities. . . . . . . . . . . . . . . .   $ (942)
          Financing activities. . . . . . . . . . . . . . . .   $ (838)

     The net cash used by investing activities in the first six months of 1996 primarily included expenditures for additions to fixed assets of $1,072 million.

     The net cash used in financing activities in the first six months of 1996 primarily included repayments of long-term debt of $575 million, dividend payments of $452 million, and treasury stock purchases of $155 million. These uses were partially offset by proceeds of $253 million from the issuance of long-term debt and an increase of $93 million in the Company's short-term debt position.

     The Company used approximately $800 million in cash in July 1997 to settle early retirements of debt contracted in the second quarter of 1997. Also in July the Company used approximately $250 million in cash for redemption of its 10.25% Eurobonds which were due in 2000.

     Cash and cash equivalents and short-term investments totaled $1.6 billion, short-term borrowings were $1.2 billion and long-term debt due within one year was $1.4 billion at the end of the second quarter of 1996.

     On July 28, 1997, ARCO's Board of Directors finalized a decision to settle all of ARCO's 9% Exchangeable Notes ("Notes") due September 15, 1997 with Lyondell stock currently owned by ARCO. If market conditions remain unchanged from July 1997, ARCO expects to realized an after-tax gain of approximately $300 million upon the exchange. The outstanding amount of the Notes at June 30, 1997 was $988 million.

     On July 28, 1997, Lyondell common stock was trading above the issue price of the Notes ($24.75). The Notes were structured such that ARCO retains approximately the first 12% in stock price appreciation above the issue price. Therefore, if the final pricing of the stock settlement exceeds $24.75, ARCO will retain a residual stockholding, which it plans to sell at such times and in the manner deemed in the best interest of the Company.

     ARCO's 2-for-1 stock split and a 4% increase in the quarterly dividend became effective June 13 to stockholders of record on May 16, 1997.

     It is expected that future cash requirements for capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.


Statements of Financial Accounting Standards Not Yet Adopted

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company. See Note H of notes to the consolidated financial statements.

                      _______________________________


     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

1. Reference is made to the disclosure on page 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (hereinafter, the "1996 Form 10-K Report") and on page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter Form 10-Q Report") regarding In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). On April 4, 1997, ARCO was served with a new complaint making allegations similar to those already pending in this litigation, filed by six individual Native Americans in the United States District Court for the Western District of Washington. This action has been transferred to the United States District Court for the Eastern District of Washington.

2. Reference is made to the disclosure on pages 15 and 16 of the Company's 1996 Form 10-K Report and on page 19 of the First Quarter Form 10-Q Report regarding the case of Aguilar, et al. v. Atlantic Richfield, et al. (Case No. 700810). The court has set a date of November 7, 1997 for trial.

3. On March 29, 1994, Siemens Solar Industries ("Siemens") filed a complaint in the Supreme Court of the State of New York for the County of New York, titled Siemens Solar Industries v. Atlantic Richfield Company (Case No. 94-109092). Siemens' complaint alleges breach of contract and misrepresentation in connection with the February 1990 sale by ARCO to Siemens of the stock of ARCO Solar, Inc. Siemens seeks damages in the amount of the purchase price, operating losses incurred after the sale, prejudgment interest, and punitive damages. ARCO denies the allegations of the complaint. The court has set a date of September 3, 1997 for trial.

4. On July 29, 1996, a crude oil spill involving ARCO Pipe Line Company's ("APL") Line 8 occurred in Long Beach, California. On May 23, 1997, the City Prosecuting Attorney of Long Beach filed a misdemeanor complaint against APL. The complaint alleges inter alia that APL violated the
California Fish & Game Code, the California Government Code and the California Waster Code. Settlement discussions have been initiated and it is anticipated that an amount in excess of $100,000 will be paid.

5. Reference is made to the Company's 1996 Form 10-K Report for information on other legal proceedings matters reported herein.

Item 5.  Other.

     At  its meeting on July 28, 1997, the Board of Directors elected  two
Senior  Vice Presidents of the Company, Messrs. Hazelwood and Slater.   Set
forth below is a current list of the Company's Executive Officers and Officers.

      Mike R. Bowlin             Chairman, President and Chief
                                   Executive Officer
      Anthony G. Fernandes       Executive Vice President
      Marie  L.  Knowles         Executive Vice President and Chief
                                   Financial Officer
      William E. Wade, Jr.       Executive Vice President
      Michael E. Wiley           Executive Vice President
      Harrell L. Bilhartz        Senior Vice President
      John B. Cheatham IV        Senior Vice President
      Terry G. Dallas            Senior Vice President and Treasurer
      Kenneth R. Dickerson       Senior Vice President
      Mark L. Hazelwood          Senior Vice President
      John H. Kelly              Senior Vice President
      Stephen R. Mut             Senior Vice President
      William C. Rusnack         Senior Vice President
      John M. Slater             Senior Vice President
      J. Kenneth Thompson        Senior Vice President
      Donald R. Voelte, Jr.      Senior Vice President
      Bruce G. Whitmore          Senior Vice President, General Counsel
                                   and Secretary
      Allan L. Comstock          Vice President and Controller
      Dodd W. DeCamp             Vice President
      Stephen J. Giovanisci      Vice President
      Beverly L. Hamilton        Vice President and Investment Officer
      Robert L. Healy            Vice President
      Allen C. Holmes            Vice President and General Tax Officer

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

             27  Financial Data Schedule.

         (b) Reports on Form 8-K

             The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1997 and through the date hereof.

           Date of Report          Item No.          Financial Statements
           --------------          --------          --------------------
            June 23, 1997              5                     None
            July 28, 1997              5                     None

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ATLANTIC RICHFIELD COMPANY
                                                     (Registrant)

                                                 /s/ ALLAN L. COMSTOCK
Dated:  August 5, 1997                       ______________________________
                                                      (signature)
                                                   Allan L. Comstock
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)