Form 10-Q
period 1997-09-30
ATLANTIC RICHFIELD CO /DE
filed 1997-11-12
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             _______________

For the quarterly period ended September 30, 1997
Commission file number 1-1196
                             ________________

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

     Number of shares of Common Stock, $2.50 par value, outstanding as of September 30, 1997: 320,755,072.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------   -----------------
(Millions except per share amounts)      1997      1996       1997      1996
                                         ----      ----       ----      ----
Revenues
  Sales and other operating revenues .  $4,553    $4,748    $14,184   $13,463
  Other revenues . . . . . . . . . . .     149       130        511       470
                                         -----     -----     ------    ------
                                         4,702     4,878     14,695    13,933
                                         -----     -----     ------    ------
Expenses
  Trade purchases. . . . . . . . . . .   1,914     2,009      6,136     5,549
  Operating expenses . . . . . . . . .   1,221       999      3,318     2,891
  Selling, general and administrative
    expenses . . . . . . . . . . . . .     279       232        801       728
  Depreciation, depletion and
    amortization . . . . . . . . . . .     433       399      1,277     1,202
  Exploration expenses (including
    undeveloped leasehold amortization)    113       101        329       308
  Taxes other than income taxes. . . .     177       187        585       598
  Interest . . . . . . . . . . . . . .     133       160        307       500
  Unusual items. . . . . . . . . . . .     175         -        175        26
                                         -----     -----     ------    ------
                                         4,445     4,087     12,928    11,802
                                         -----     -----     ------    ------
Income before gain on investee stock
  transaction. . . . . . . . . . . . .     257       791      1,767     2,131
Gain on sale of Lyondell Petrochemical
  Company stock. . . . . . . . . . . .     633         -        633         -
                                         -----     -----     ------    ------
Income before income taxes, minority
  interest and extraordinary item. . .     890       791      2,400     2,131
Provision for taxes on income. . . . .     370       287        849       768
Minority interest in earnings of
  subsidiaries . . . . . . . . . . . .       4        25         44        80
                                         -----     -----     ------    ------
Net income before extraordinary item .     516       479      1,507     1,283

Extraordinary loss on extinguishment
  of debt (net of income taxes of
  $74 million) . . . . . . . . . . . .       -         -       (118)        -
                                         -----     -----     ------    ------
Net Income . . . . . . . . . . . . . .  $  516    $  479    $ 1,389   $ 1,283
                                         =====     =====     ======    ======
Earned per Share
  Income before extraordinary item . .  $ 1.57    $ 1.47    $  4.59   $  3.93
  Extraordinary loss . . . . . . . . .       -         -       (.36)        -
                                         -----     -----     ------    ------
  Net income . . . . . . . . . . . . .  $ 1.57    $ 1.47    $  4.23   $  3.93
                                         =====     =====     ======    ======
Cash Dividends Paid per Share of
  Common Stock . . . . . . . . . . . .  $.7125    $.6875    $2.1125   $2.0625
                                         =====     =====     ======    ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                  September 30,   December 31,
                                                      1997            1996
                                                      ----            ----
                                                            (Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . . .    $   665        $ 1,460
  Short-term investments. . . . . . . . . . . . .        230            784
  Accounts receivable . . . . . . . . . . . . . .      1,511          1,936
  Inventories . . . . . . . . . . . . . . . . . .      1,065            995
  Prepaid expenses and other current assets . . .        328            258
                                                      ------         ------
  Total current assets. . . . . . . . . . . . . .      3,799          5,433
                                                      ------         ------
Investments and long-term receivables:
  Investments accounted for on the equity method.      1,193          1,174
  Other investments and long-term receivables . .      1,916          1,188
                                                      ------         ------
                                                       3,109          2,362
                                                      ------         ------
Net property, plant and equipment . . . . . . . .     16,652         16,195

Deferred charges and other assets . . . . . . . .      1,663          1,725
                                                      ------         ------
Total assets. . . . . . . . . . . . . . . . . . .    $25,223        $25,715
                                                      ======         ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                September 30,    December 31,
                                                    1997             1996
                                                    ----             ----
                                                          (Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . .     $ 1,816          $ 1,157
  Accounts payable. . . . . . . . . . . . . .       1,054            1,443
  Long-term debt due within one year. . . . .         178            1,102
  Taxes payable . . . . . . . . . . . . . . .         653              438
  Other . . . . . . . . . . . . . . . . . . .       1,216            1,163
                                                   ------           ------
  Total current liabilities . . . . . . . . .       4,917            5,303
                                                   ------           ------

Long-term debt. . . . . . . . . . . . . . . .       4,336            5,593
Deferred income taxes . . . . . . . . . . . .       2,930            2,884
Other deferred liabilities and credits. . . .       3,620            3,450
Minority interest . . . . . . . . . . . . . .         715              684
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . .           1                1
  Common stock. . . . . . . . . . . . . . . .         807              403
  Capital in excess of par value of stock . .         625              628
  Retained earnings . . . . . . . . . . . . .       6,902            6,592
  Equity adjustments. . . . . . . . . . . . .         370              177
                                                   ------           ------
  Total stockholders' equity. . . . . . . . .       8,705            7,801
                                                   ------           ------

Total liabilities and stockholders' equity. .     $25,223          $25,715
                                                   ======           ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          1997       1996
                                                          ----       ----
                                                             (Millions)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . .     $1,389     $1,283
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization . . . . .      1,277      1,202
  Gain on sale of Lyondell Petrochemical
    Company common stock . . . . . . . . . . . . . .       (291)         -
  Dry hole expense and undeveloped leasehold
    amortization . . . . . . . . . . . . . . . . . .        131        157
  Net gain on asset sales. . . . . . . . . . . . . .        (48)       (42)
  Income from equity investments . . . . . . . . . .       (139)       (59)
  Dividends from equity investments. . . . . . . . .         78         56
  Minority interest in earnings of subsidiaries. . .         44         80
  Cash payments (greater) less than noncash
    provisions. . . .  . . . . . . . . . . . . . . .        203       (182)
  Extraordinary loss on extinguishment of debt . . .        118          -
  Deferred income taxes. . . . . . . . . . . . . . .       (124)        37
  Changes in working capital accounts. . . . . . . .       (227)        10
  Other. . . . . . . . . . . . . . . . . . . . . . .         37         (8)
                                                          -----      -----
    Net cash provided by operating activities. . . .      2,448      2,534
                                                          -----      -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs)   (1,974)    (1,617)
  Net cash provided by short-term investments. . . .        549        135
  Investment in LUKARCO. . . . . . . . . . . . . . .       (201)         -
  Investment in LUKOIL convertible bonds . . . . . .          -        (89)
  Proceeds from asset sales. . . . . . . . . . . . .         76         49
  Other. . . . . . . . . . . . . . . . . . . . . . .        (83)       (14)
                                                          -----      -----
    Net cash used by investing activities. . . . . .     (1,633)    (1,536)
                                                          -----      -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . .     (1,684)      (236)
  Proceeds from issuance of long-term debt . . . . .        267        111
  Net cash provided (used) by notes payable. . . . .        701       (302)
  Dividends paid . . . . . . . . . . . . . . . . . .       (680)      (666)
  Treasury stock purchases . . . . . . . . . . . . .       (205)       (57)
  Other. . . . . . . . . . . . . . . . . . . . . . .          4        (10)
                                                          -----      -----
    Net cash used by financing activities. . . . . .     (1,597)    (1,160)
                                                          -----      -----
Effect of exchange rate changes on cash. . . . . . .        (13)         -
                                                          -----      -----
Net decrease in cash and cash equivalents. . . . . .       (795)      (162)
Cash and cash equivalents at beginning of period . .      1,460      1,537
                                                          -----      -----
Cash and cash equivalents at end of period . . . . .     $  665     $1,375
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

Environmental Remediation.

     Effective January 1, 1997, the Company adopted Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The provisions include standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The effect of adopting the provisions of SOP 96-1 in the first quarter of 1997 was a decrease in the Company's net income for the first nine months of 1997 of $30 million, or $.09 per share.

Derivative Instruments.

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

     The conditions to be met for a derivative instrument to qualify as a hedge are the following: (1) the item to be hedged exposes the Company to price or interest rate risk; (2) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and (3) at the inception of the hedge and throughout the hedge period there is a high correlation between changes in the market value of the derivative instrument and the fair value of the underlying items being hedged.

     Deferral accounting is used for the following types of transactions (providing the instrument qualifies as a hedge): future crude oil and natural gas production, fixed-price crude oil and natural gas purchase and sale commitments, U.S. dollar-denominated debt issued by a foreign subsidiary, debt denominated in a foreign currency or anticipated foreign currency commitments. Under the deferral method of accounting, gains and losses are deferred and included in other assets or accrued liabilities until the designated underlying item is recognized in income. Recognized gains and losses under the deferral method are recorded in sales and other operating revenues, other revenues or trade purchases depending on the underlying item associated with the derivative instrument. Instruments typically used in these transactions are crude oil and natural gas swap and price collar contracts and some foreign currency swap, forward and option contracts.

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


NOTE B.  Investments.

     At September 30, 1997 and 1996, investments were primarily composed of U.S. Treasury securities and corporate debt instruments and were principally included in short-term investments. Maturities generally ranged from one day to 20 months. At September 30, 1997, all investments were classified as available-for-sale); there were no investments considered held-to-maturity. Investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     The following summarizes investments in securities, at September 30:

            Millions                                      1997     1996
                                                          ----     ----
          Aggregate fair value . . . . . . . . . . .     $2,017   $2,515
          Gross unrealized holding losses. . . . . .          1       14
          Gross unrealized holding gains . . . . . .     (1,104)    (195)
                                                          -----    -----
          Amortized cost . . . . . . . . . . . . . .     $  914   $2,334
                                                          =====    =====

     Investment activity for the nine-month periods ended September 30 was as follows:

            Millions                                      1997      1996
                                                          ----      ----
          Gross purchases. . . . . . . . . . . . . .     $5,175    $3,635
          Gross sales. . . . . . . . . . . . . . . .      1,637     1,405
          Gross maturities . . . . . . . . . . . . .      4,494     2,680

     For  the  three-and  nine-month periods ended September 30,  1997  and
1996,  gross  realized  gains  and  losses  were  insignificant  and   were
determined by the specific identification method.


NOTE C.  Inventories.

     Inventories at September 30, 1997 and December 31, 1996 comprised the following:

                                                  September 30,   December 31,
                                                      1997           1996
                                                      ----           ----
                                                            (Millions)
   Crude oil and petroleum products . . . . . . . .  $   255       $   204
   Chemical products. . . . . . . . . . . . . . . .      481           488
   Other products . . . . . . . . . . . . . . . . .       51            48
   Materials and supplies . . . . . . . . . . . . .      278           255
                                                      ------        ------
     Total. . . . . . . . . . . . . . . . . . . . .  $ 1,065       $   995
                                                      ======        ======

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE D.  Long-term Debt.

     During the second quarter of 1997, ARCO retired debt with a face value of $756 million prior to maturity. The debt repurchases resulted in an extraordinary charge of $118 million, or $.36 per share, against net income, after tax of $74 million.

     During the third quarter of 1997, ARCO retired its 10.25% Eurobonds which had a face value of $250 million and were due in 2000.

     In September 1997, ARCO's 9% Exchangeable Notes due September 15, 1997, with an outstanding principal amount of $988 million were redeemed through exchange of Lyondell Petrochemical Company ("Lyondell") common stock owned by ARCO.


NOTE E.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                  September 30,  December 31,
                                                      1997           1996
                                                      ----           ----
                                                           (Thousands)
   $3.00 Cumulative convertible preference
     stock, par $1 . . . . . . . . . . . . . . .    $     57       $     61
   $2.80 Cumulative convertible preference
     stock, par $1 . . . . . . . . . . . . . . .         629            674
   Common stock, par $2.50 . . . . . . . . . . .     806,616        402,715
                                                     -------        -------
     Total . . . . . . . . . . . . . . . . . . .    $807,302       $403,450
                                                     =======        =======

     The Company's Board of Directors authorized a two-for-one stock split effective June 13, 1997, in the form of a 100 percent stock dividend. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and charged against retained earnings. All per share data have been adjusted to reflect the stock split.


NOTE F.  Stockholders' Equity Adjustments.

     Adjustments to stockholders' equity at September 30, 1997 and December 31, 1996 were as follows:

                                                 September 30,   December 31,
                                                     1997            1996
                                                     ----            ----
                                                          (Millions)
     Minimum pension liability. . . . . . . . . .   $ (28)          $ (28)
     Treasury stock, at cost. . . . . . . . . . .    (131)             (1)
     Net unrealized gain on investments . . . . .     679             225
     Foreign currency translation . . . . . . . .    (150)            (19)
                                                     ----            ----
       Total. . . . . . . . . . . . . . . . . . .   $ 370           $ 177
                                                     ====            ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE G.  Capitalization of Interest.

     Interest expense excluded capitalized interest of $13 million and $9 million, respectively, for the three-month periods ended September 30, 1997 and 1996, and $31 million and $21 million, respectively, for the nine-month periods ended September 30, 1997 and 1996.


NOTE H.  Unusual Items.

     The unusual item in the third quarter of 1997 was the before-tax charge of $175 million for a restructuring program at ARCO Chemical Company. Activities related to the restructuring program are expected to continue through the end of 1998. The restructuring charge included $75 million of personnel-related costs, $23 million of exit costs and $77 million related to the review of certain assets, including $52 million of valuation adjustments.

     Personnel costs included severance, pension enhancements and other ancillary costs for the reduction of approximately 630 employees in manufacturing, commercial, research and administrative activities. Exit costs included costs of canceling long-term contracts and leases related to certain production, sales and administrative facilities. As of September 30, 1997, the number of terminations and the amount of payments was not significant.


NOTE I.  Income Taxes.

     Provision for taxes on income:

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------   -----------------
                                        1997       1996      1997       1996
                                        ----       ----      ----       ----
                                                      (Millions)
Federal:
  Current . . . . . . . . . . . . .     $395       $189      $725       $526
  Deferred. . . . . . . . . . . . .      (84)        19       (70)        29
                                         ---        ---       ---        ---
                                         311        208       655        555
                                         ---        ---       ---        ---
Foreign:
  Current . . . . . . . . . . . . .       24         41        91        106
  Deferred. . . . . . . . . . . . .      (29)         1       (34)         8
                                         ---        ---       ---        ---
                                          (5)        42        57        114
                                         ---        ---       ---        ---
State:
  Current . . . . . . . . . . . . .       84         37       157         99
  Deferred. . . . . . . . . . . . .      (20)         -       (20)         -
                                         ---        ---       ---        ---
                                          64         37       137         99
                                         ---        ---       ---        ---
      Total . . . . . . . . . . . .     $370       $287      $849       $768
                                         ===        ===       ===        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                Three Months Ended
                                                   September 30,
                                      ---------------------------------------
                                             1997                1996
                                      ------------------   ------------------
                                                 Percent             Percent
                                                   of                 of
                                                 Pretax              Pretax
                                       Amount    Income    Amount    Income
                                       ------    -------   ------    -------
                                                    (Millions)
Income before income taxes, minority
  interest and extraordinary item . .  $  890     100.0    $  791     100.0
                                        =====     =====     =====     =====

Tax at federal statutory rate . . . .  $  311      35.0    $  277      35.0
Increase (reduction) in taxes
 resulting from:
  Dividend exclusion. . . . . . . . .     (12)     (1.3)       (5)     (0.6)
  Subsidiary/investee stock
   transactions . . . . . . . . . . .      79       8.9         -         -
  Taxes on foreign income in excess
   of statutory rate. . . . . . . . .     (19)     (2.1)       22       2.8
  State income taxes (net of federal
   effect). . . . . . . . . . . . . .      42       4.7        24       3.0
  Tax credits . . . . . . . . . . . .     (26)     (2.9)      (23)     (2.9)
  Other . . . . . . . . . . . . . . .      (5)     (0.7)       (8)     (1.0)
                                        -----     -----     -----     -----
Provision for taxes on income . . . .  $  370      41.6    $  287      36.3
                                        =====     =====     =====     =====

                                                 Nine Months Ended
                                                    September 30,
                                      ---------------------------------------
                                             1997                 1996
                                      ------------------    -----------------
                                                 Percent              Percent
                                                   of                   of
                                                 Pretax               Pretax
                                       Amount    Income     Amount    Income
                                       ------    -------    ------    -------
                                                     (Millions)
Income before income taxes, minority
  interest and extraordinary item . .  $2,400     100.0     $2,131     100.0
                                        =====     =====      =====     =====

Tax at federal statutory rate . . . .  $  840      35.0     $  746      35.0
Increase (reduction) in taxes
 resulting from:
  Dividend exclusion. . . . . . . . .    (33)     (1.4)        (10)     (0.5)
  Subsidiary/investee stock
   transactions . . . . . . . . . . .     35       1.5           -         -
  Taxes on foreign income in excess
   of statutory rate. . . . . . . . .      9       0.4          45       2.1
  State income taxes (net of federal
   effect). . . . . . . . . . . . . .     89       3.7          64       3.0
  Tax credits . . . . . . . . . . . .    (77)     (3.2)        (69)     (3.2)
  Other . . . . . . . . . . . . . . .    (14)     (0.6)         (8)     (0.4)
                                       -----     -----       -----     -----
Provision for taxes on income . . . . $  849      35.4      $  768      36.0
                                       =====     =====       =====     =====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE J.  Earned Per Share.

     Earned per share is based on the average number of common shares outstanding during each period, including common stock equivalents that consist of certain outstanding options and all outstanding convertible securities.

     The information necessary for the calculation of earned per share is as follows:

                                                         Three Months Ended
                                                            September 30,
                                                         ------------------
                                                          1997       1996*
                                                          ----       ----
                                                         (Millions of Shares)
   Average number of common shares outstanding . . . . .  320.7      321.6
   Common stock equivalents. . . . . . . . . . . . . . .    7.4        5.0
                                                          -----      -----
      Total. . . . . . . . . . . . . . . . . . . . . . .  328.1      326.6
                                                          =====      =====

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                           1997      1996*
                                                           ----      ----
                                                         (Millions of Shares)
   Average number of common shares outstanding . . . . .   321.3     321.6
   Common stock equivalents. . . . . . . . . . . . . . .     6.7       5.0
                                                           -----     -----
      Total. . . . . . . . . . . . . . . . . . . . . . .   328.0     326.6
                                                           =====     =====
   * Restated to give affect to stock split (Note E).

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. A company is permitted to disclose pro forma EPS amounts computed using SFAS No. 128 in periods prior to required adoption. Accordingly, the pro forma EPS data for the three-and-nine-month periods ended September 30, 1997 and 1996 is as follows:

                                                    Three Months Ended
                                                       September 30,
                                             --------------------------------
                                                 1997               1996*
                                             --------------    --------------
       Millions, except per share amounts    Shares     EPS    Shares     EPS
                                             ------     ---    ------     ---
     Basic EPS. . . . . . . . . . . . . .     322.2    $1.60    321.6    $1.49
     Diluted EPS. . . . . . . . . . . . .     327.2    $1.58    327.4    $1.47

                                                     Nine Months Ended
                                                       September 30,
                                             --------------------------------
                                                 1997               1996*
                                             --------------    --------------
       Millions, except per share amounts    Shares     EPS    Shares     EPS
                                             ------     ---    ------     ---
     Basic EPS. . . . . . . . . . . . . .     321.9    $4.31    321.6    $3.99
     Diluted EPS. . . . . . . . . . . . .     327.2    $4.24    325.9    $3.94

     * Restated to give affect to stock split (Note E).

NOTE K.  Supplemental Income Statement Information.

     Taxes other than income taxes comprised the following:

                                     Three Months Ended    Nine Months Ended
                                         September 30,       September 30,
                                     ------------------    -----------------
                                      1997        1996      1997       1996
                                      ----        ----      ----       ----
                                                    (Millions)
Production/severance . . . . . . .    $ 92        $108      $297       $316
Property . . . . . . . . . . . . .      47          38       140        131
Other. . . . . . . . . . . . . . .      38          41       148        151
                                       ---         ---       ---        ---
   Total . . . . . . . . . . . . .    $177        $187      $585       $598
                                       ===         ===       ===        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE L.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the nine months ended September 30, 1997 and 1996:

                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                      1997       1996
                                                      ----       ----
                                                         (Millions)
   Gross sales and maturities of short-term
     investments . . . . . . . . . . . . . . . . . . $ 1,696    $ 2,289
   Gross purchases of short-term investments . . . .  (1,147)    (2,154)
                                                      ------     ------
   Net cash provided by short-term investments . . . $   549    $   135
                                                      ======     ======

   Gross proceeds from issuance of notes payable . . $ 7,307    $ 4,603
   Gross repayments of notes payable . . . . . . . .  (6,606)    (4,905)
                                                      ------     ------
   Net cash provided (used) by notes payable . . . . $   701    $  (302)
                                                      ======     ======

   Gross noncash provisions charged to income. . . . $   592    $   231
   Reserve reversal from partial tax audit
     settlements . . . . . . . . . . . . . . . . . .    (145)         -
   Cash payments of previously accrued items . . . .    (244)      (413)
                                                      ------     ------
   Cash payments (greater) less than noncash
     provisions  . . . . . . . . . . . . . . . . . . $   203    $  (182)
                                                      ======     ======
Changes in working capital - Increase (decrease)
  to cash:
   Accounts receivable . . . . . . . . . . . . . . . $   400    $    73
   Inventories . . . . . . . . . . . . . . . . . . .     (77)       (27)
   Accounts payable. . . . . . . . . . . . . . . . .    (388)        26
   Other working capital . . . . . . . . . . . . . .    (162)       (62)
                                                      ------     ------
     Total . . . . . . . . . . . . . . . . . . . . . $  (227)   $    10
                                                      ======     ======

     Interest paid during the nine-month periods ended September 30, 1997 and 1996 was $509 million and $542 million, respectively.

     Income taxes paid during the nine-month periods ended September 30, 1997 and 1996 were $709 million and $648 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE M.  Gain on Sale of Lyondell Stock.

     On September 15, 1997, ARCO used shares of Lyondell common stock to redeem its 9% Exchangeable Notes with an outstanding principal amount of $988 million. On September 25, 1997, ARCO agreed to sell its remaining 383,000 shares of Lyondell common stock in a privately negotiated transaction. ARCO realized an aggregate pre-tax gain of $633 million or approximately $291 million after-tax on the two transactions.


NOTE N.  Other Commitments and Contingencies.

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

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At September 30, 1997, the environmental remediation and environmental loss contingencies accrual was $787 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

     ARCO's environmental remediation accrual covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party ("PRP") for 117 sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO's share
of  responsibility  varies  from   sole   responsibility  to   very  little
responsibility. ARCO reviews all of the PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the accrual. ARCO's future costs for remediation at these sites could exceed the amount accrued by as much as $600 million.

     Approximately 55% of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total reserve. Substantially all amounts accrued are expected to be paid out over the next five to six years.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 1997 vs. Third Quarter 1996

Consolidated Earnings

     Excluding a net after-tax benefit of $85 million for special items, net income declined $48 million in the third quarter of 1997, compared to net income of $479 million in the third quarter 1996. The earnings decline primarily reflected lower crude oil prices, foreign exchange-related costs associated with ARCO Chemical Company ("ARCO Chemical") operations and lower coal sales volumes and prices. Partially offsetting these declines were higher earnings from ARCO's equity interest in Lyondell Petrochemical Company ("Lyondell") and lower interest expense.

     The special item benefits in the third quarter of 1997 included an after-tax gain of approximately $290 million from the settlement of 9% Notes due September 15, 1997, with Lyondell common stock, in addition to tax-related adjustments. The benefits were partially offset by charges for restructuring and other actions at ARCO Chemical of $95 million, net of tax and minority interest, and charges of approximately $140 million after tax for future environmental remediation and reclamation related to both current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations.


Upstream Earnings

          Millions  (after tax)                            1997     1996
          Exploration and Production . . . . . . . . . .   $288     $302
          Coal . . . . . . . . . . . . . . . . . . . . .   $  6     $ 22

Exploration and Production operations

     Excluding  net  after-tax  benefits of $22 million for  special  items related to a United Kingdom tax rate change and a gain on asset sale, partially offset by a leasehold writedown, ARCO's earnings from worldwide oil and gas exploration and production operations declined by $36 million in 1997. The earnings decline resulted from lower crude oil prices and higher depreciation expense associated with increased production, partially offset by growth in international natural gas volumes.


Average Oil and Gas Prices

                                                             1997     1996
                                                             ----     ----
          U.S.
            Petroleum liquids - per barrel (bbl)
              Alaska . . . . . . . . . . . . . . . . . . .  $13.26   $15.03
              Lower 48, including Vastar . . . . . . . . .  $15.77   $17.20
              Composite average price. . . . . . . . . . .  $14.10   $15.73
            Natural gas - per thousand cubic feet (mcf). .  $ 1.87   $ 1.71

          International
            Petroleum liquids - per bbl. . . . . . . . . .  $17.30   $18.32
            Natural gas - per mcf. . . . . . . . . . . . .  $ 2.51   $ 2.52

Petroleum Liquids and Natural Gas Production

        Net Production                                   1997       1996
                                                         ----       ----
        U.S.
          Petroleum liquids - bbl/day. . . . . . . .    539,600    553,200
          Natural gas - mcf/day. . . . . . . . . . .  1,066,700  1,032,900
          Barrels of oil equivalent (BOE)/day* . . .    717,400    725,300

        International
          Petroleum liquids - bbl/day. . . . . . . .     78,500     72,700
          Natural gas - mcf/day. . . . . . . . . . .    760,200    637,100
          BOE/day. . . . . . . . . . . . . . . . . .    205,200    178,900

          Total net production BOE/day . . . . . . .    922,600    904,200
          __________
          * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

     The reduction in U.S. petroleum liquids production primarily resulted from natural field decline in the Prudhoe Bay field in Alaska. Increased international petroleum liquids production reflected new production from interests in the Ashtart (Tunisia), Tengiz (Kazakhstan) and Al Rayyan (Qatar) fields along with increased contributions from the Rhourde El Baguel field in Algeria, partially offset by a decline in volumes received under Indonesian production sharing contracts.

     International natural gas volumes increased 19% in the 1997 third quarter, compared to the same period in 1996, reflecting increased production from Yacheng 13, ARCO's South China Sea natural gas field and from the United Kingdom North Sea. The Yacheng 13 field increased production by approximately 95 million cubic feet per day and the net increase in North Sea production was approximately 20 million cubic feet per day.


Coal Operations

     The earnings decline in 1997 primarily reflected decreases in Australian and U.S. volumes and lower average U.S. and Australian prices, partially offset by lower operating and depreciation expense resulting from the reduced production volumes. In the U.S., the lower volumes were due to Union Pacific shipping delays that will carry over into the fourth quarter and some difficult geological conditions at our West Elk mine. In Australia, the lower volumes were due to labor disputes at two of our mines that will carry over into the fourth quarter.

     In April 1997, ARCO announced it is evaluating a likely withdrawal from its worldwide coal business through the disposition of coal mining operations in the United States and Australia because they are no longer considered part of the Company's core business. The method of disposition is currently under study.


Downstream Earnings

          Millions (after tax)                             1997     1996
          Refining and marketing. . . . . . . . . . . . .  $134     $138
          Chemicals . . . . . . . . . . . . . . . . . . .  $(23)    $ 87

                                   - 17 -

Refining and Marketing Operations

     The  1997  earnings  were essentially flat compared to the near-record earnings in the third quarter of 1996. Lower margins in 1997 were substantially offset by increased sales volumes. The integration of the newly-leased Thrifty Oil Co. gas stations contributed to an increase in gasoline sales volumes of 10%. The 1997 volume decrease in other products reflected increased 1996 sales of intermediate product as a result of turnarounds in that year. The 1997 volume decrease in jet fuel reflected a decision by ARCO to reduce jet fuel sales in the San Francisco area, while increasing sales in the Pacific northwest.


West Coast Petroleum Products Sales

           Volumes (Barrels/day)                            1997      1996
                                                            ----      ----
           Gasoline. . . . . . . . . . . . . . . . . . .  298,800   271,900
           Jet . . . . . . . . . . . . . . . . . . . . .  118,400   131,000
           Distillate. . . . . . . . . . . . . . . . . .   76,100    69,900
           Other . . . . . . . . . . . . . . . . . . . .   79,300    97,500
                                                          -------   -------
           Total . . . . . . . . . . . . . . . . . . . .  572,600   570,300
                                                          =======   =======

Chemicals

     ARCO's 82.4% interest in ARCO Chemical Company reflected an after-tax loss of $23 million, including a $95 million after tax charge for costs related to a restructuring program and other ARCO Chemical management actions. Excluding the special items charges, ARCO's interest in ARCO Chemical contributed earnings of $72 million in the 1997 third quarter, compared to $87 million after tax in the 1996 third quarter. The 1997 earnings decline primarily represented foreign exchange-related costs associated with changes in ARCO Chemical's foreign exchange hedging program during 1997 and unrealized foreign exchange losses as a result of weaker Asian currencies.


Equity Affiliate

     ARCO earned $43 million from its 49.9% equity interest in Lyondell that it held until September 15, 1997. Following the September 15 settlement of ARCO's 9% Exchangeable Notes with Lyondell common stock and the private sale of ARCO's remaining Lyondell shares in late September, ARCO no longer holds any interest in Lyondell. In the third quarter of 1996 ARCO earned $18 million from its equity interest in Lyondell. The increased earnings in 1997 resulted primarily from stronger petrochemicals margins and improved results for LYONDELL-CITGO Refining Company Ltd. ("LCR"). LCR's improved performance resulted from the completion of a refinery upgrade project in February 1997 which provided higher processing capability for very heavy crude oil.


Consolidated Revenues

         Millions                                            1997     1996
                                                             ----     ----
         Sales and other operating revenues
           Upstream . . . . . . . . . . . . . . . . . . .   $2,279   $2,433
           Downstream . . . . . . . . . . . . . . . . . .    2,834    2,951
           Intersegment eliminations. . . . . . . . . . .     (560)    (636)
                                                             -----    -----
             Total. . . . . . . . . . . . . . . . . . . .   $4,553   $4,748
                                                             =====    =====

     In 1997, upstream sales and other operating revenues reflected decreased natural gas marketing activity and lower coal sales volumes and prices, partially offset by increased natural gas volumes. Natural gas marketing sales volumes decreased to 2.6 billion cubic feet per day in the 1997 third quarter, from 3.2 billion cubic feet per day in the 1996 third quarter. Effective September 1, 1997, Vastar contributed certain of its natural gas marketing operations to Southern Company Energy Marketing L.P. ("SCEM"). As a result of the transfer of those operations to SCEM, the natural gas marketing sales and purchases volumes for the third quarter 1997 were lower compared to the same period in 1996. It is anticipated that the natural gas marketing activity from this point forward will be reduced relative to periods prior to the transfer.

     Downstream sales and other operating revenues primarily decreased because of lower refined and chemical products prices and the expiration near the end of 1996 of a crude-oil-for-refined-product exchange agreement with Tosco, partially offset by higher refined products volumes.

     The increase in 1997 other revenues primarily reflected the $25 million earnings increase from ARCO's equity interest in Lyondell and gains on sales of fixed assets, partially offset by decreased interest income.

Consolidated Expenses

     Trade purchases were lower primarily as a result of decreased natural gas marketing activity. Natural gas marketing purchase volumes decreased to 1.8 billion cubic feet per day in the 1997 third quarter, from 2.4 billion cubic feet per day in the 1996 third quarter.

     Operating expenses were higher in 1997 primarily as a result of charges for environmental remediation and reclamation.

     Selling, general and administrative expenses were higher in 1997 as a result of rental and other expenses associated with the operation of the new Thrifty gasoline stations, improvements made at other retailing outlets not capitalized and increased insurance.

     The lower interest expense reflected the reduced level of long-term debt in the third quarter of 1997, compared to the same period in 1996.

     The unusual item in the third quarter of 1997 represented the before-tax charges for the ARCO Chemical restructuring program, including personnel-related costs and costs related to exit activities, as well as charges for asset valuation write downs and liabilities related to certain assets. The restructuring efforts at ARCO Chemical are expected to continue through the end of 1998, with the cost reductions substantially in place by the end of 1998.


Gain on Sale of Lyondell Stock

     In September 1997, all of ARCO's 9% Exchangeable Notes due September 15, 1997 with an outstanding principal amount of $988 million were settled with Lyondell common stock owned by ARCO. ARCO then sold its remaining Lyondell shares in a privately negotiated transaction in late September. ARCO realized an aggregate pre-tax gain of $633 million, or approximately $291 million after tax, on the two transactions.

Income Taxes

     The Company's effective tax rate was 41.6% in the 1997 third quarter, compared to 36.3% in the 1996 third quarter. The higher effective tax rate in 1997 primarily reflected taxes associated with the gain recognized on the settlement of the 9% exchangeable Notes with Lyondell common stock, partially offset by the elimination of deferred taxes which were provided in a prior year for a capital stock transaction and an increase in the dividends received tax deduction. Elimination of the deferred taxes is expected to continue in future periods. The remaining amount of deferred taxes that may be eliminated in future periods is approximately $126 million.



Nine-Month Period Ended September 30, 1997 vs. Same Nine-Month Period 1996


Consolidated Earnings

     The earnings increase in the first nine months of 1997 primarily reflected higher crude oil and natural gas prices and natural gas volumes, higher refined products volumes and increased earnings from ARCO's equity interest in Lyondell. These combined improvements more than offset lower refining and marketing and ARCO Chemical margins.

     The first nine months of 1997 included an extraordinary loss of $118 million after tax related to early retirement of debt. The impact of the extraordinary loss was offset by the reversal of reserves for taxes and related interest which resulted primarily from the partial resolution of certain federal and state income tax audits. In addition, the first nine months of 1997 included a net special benefit of $85 million in the 1997 third quarter.


Consolidated Revenues

          Millions                                            1997     1996
                                                              ----     ----
          Sales and other operating revenues
            Upstream. . . . . . . . . . . . . . . . . . .   $ 7,887  $ 7,035
            Downstream. . . . . . . . . . . . . . . . . .     8,243    8,346
            Intersegment eliminations . . . . . . . . . .    (1,946)  (1,918)
                                                             ------   ------
             Total. . . . . . . . . . . . . . . . . . . .   $14,184  $13,463
                                                             ======   ======

     For the first nine months of 1997 upstream sales and other operating revenues reflected increased natural gas marketing activity, higher natural gas and crude oil prices and natural gas volumes. Natural gas marketing sales volumes increased to 3.0 billion cubic feet per day in the first nine months of 1997, up from 2.7 billion cubic feet per day in the same period in 1996.

     For the first nine months of 1997 downstream sales and other operating revenues decreased as higher refined products volumes were offset by lower refined products prices.

Consolidated Expenses

     Trade purchases for the nine months ended September 30, 1997 were higher primarily as a result of increased natural gas marketing activity and higher crude oil and natural gas prices. Natural gas marketing purchase volumes increased to 2.2 billion cubic feet per day in the first nine months of 1997, up from 1.9 billion cubic feet per day in the first nine months of 1996.

     Operating expenses for the first nine months of 1997 reflected third quarter 1997 charges of approximately $140 million after tax for future environmental remediation and reclamation related to both current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations. In addition, higher operating costs included charges for future environmental remediation related to the adoption of a new accounting standard in the first quarter 1997, and higher lease operating costs associated with increased production from the Rhourde El Baguel in Algeria and other new field production and scheduled plant turnaround maintenance expenses at ARCO Chemical.

     For the first nine months ended September 30, 1997, the lower interest expense reflected the reversal of reserves for tax-related interest which resulted from the partial resolution of certain federal and state income tax audits.

     The unusual item for the first nine months of 1997 represented the before-tax charges for the ARCO Chemical restructuring program and other ARCO Chemical management actions. The unusual item for the first nine months of 1996 related to final charges for previously reported personnel reductions.


Income Taxes

     The Company's effective tax rate was 35.4% for the first nine months of 1997, compared to 36.0% for the same period in 1996. The lower effective tax rate in 1997 primarily reflected the elimination of deferred taxes which were provided in a prior year associated with a capital stock transaction but which are no longer required and an increase in the dividends received tax deduction. Partially offsetting those lower taxes were taxes associated with the gain recognized on the settlement of the 9% exchangeable Notes with Lyondell common stock.


Average Oil and Gas Prices

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          1997       1996
                                                          ----       ----
          U.S.
            Petroleum liquids - per bbl
              Alaska  . . . . . . . . . . . . . . . . .  $15.36     $14.67
              Lower 48, including Vastar. . . . . . . .  $17.03     $17.09
              Composite average price . . . . . . . . .  $15.90     $15.41
            Natural gas - per mcf . . . . . . . . . . .  $ 1.97     $ 1.65

          International
            Petroleum liquids - per bbl . . . . . . . .  $18.36     $17.79
            Natural gas - per mcf . . . . . . . . . . .  $ 2.64     $ 2.53

Petroleum Liquids and Natural Gas Production

        Net Production                                   1997       1996
                                                         ----       ----
        U.S.
          Petroleum liquids - bbl/day. . . . . . . .    556,000    563,900
          Natural gas - mcf/day. . . . . . . . . . .  1,058,700  1,043,900
          Barrels of oil equivalent (BOE)/day* . . .    732,400    737,900

        International
          Petroleum liquids - bbl/day. . . . . . . .     74,500     66,200
          Natural gas - mcf/day. . . . . . . . . . .    830,800    693,300
          BOE/day. . . . . . . . . . . . . . . . . .    213,000    181,700

          Total net production BOE/day . . . . . . .    945,400    919,600
          __________
          * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

Liquidity and Capital Resources

          Millions                                                 1997
                                                                   ----
          Cash flow provided (used) by:
          Operations. . . . . . . . . . . . . . . . . . . . .    $ 2,448
          Investing activities. . . . . . . . . . . . . . . .    $(1,633)
          Financing activities. . . . . . . . . . . . . . . .    $(1,597)

     The net cash used by investing activities in the first nine months of 1997 primarily included expenditures for additions to fixed assets of $1,974 million, partially offset by a reduction in short-term investments.

     The net cash used in financing activities in the first nine months of 1997 primarily included repayments of long-term debt of $1,684 million, dividend payments of $680 million, and treasury stock purchases of $205 million. These uses were partially offset by proceeds of $267 million from the issuance of long-term debt and an increase of $701 million in the Company's short-term debt position.

     The Company used approximately $800 million in cash in July 1997 to settle early retirements of debt contracted in the second quarter of 1997. Also in July the Company used approximately $250 million in cash for redemption of its 10.25% Eurobonds which were due in 2000.

     Cash and cash equivalents and short-term investments totaled $.9 billion, short-term borrowings were $1.8 billion and long-term debt due within one year was $.2 billion at the end of the third quarter of 1997.

     Primarily as a result of the long-term debt redemptions in July and the increased use of short-term borrowing, the Company is in a working capital deficit position of approximately $1.1 billion at the end of the third quarter of 1997. It is expected that future cash requirements for working capital, capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.

     In September 1997, ARCO surrendered substantially all of its 39.9 million shares of Lyondell common stock in full payment of the $988 million principal amount of 9% Exchangeable Notes due September 15, 1997.

     Effective June 13, 1997 ARCO had a 2-for-1 stock split and a 4% increase in the quarterly dividend.


Statements of Financial Accounting Standards Not Yet Adopted

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company. See Note J of notes to the consolidated financial statements.

                      _______________________________


     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     1. Reference is made to the disclosure on page 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (hereinafter, the "1996 Form 10-K Report") regarding Atlantic Richfield Company v. AETNA Casualty and Surety Company of America, et al. (Case No. BC 015575). ARCO expects that a trial against the remaining defendants will begin in early 1998.

     2. Reference is made to the disclosure on pages 15 and 16 of the 1996 Form 10-K Report, page 19 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter Form 10-Q Report") and page 24 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "Second Quarter Form 10-Q Report") regarding the case of Aguilar, et al. v. Atlantic Richfield, et al. (Case No. 700810). On October 17, 1997, the court granted defendants' motion for summary judgment.

     3. Reference is made to the disclosure on page 16 of the 1996 Form 10-K Report and page 19 of the First Quarter Form 10-Q Report regarding the
site  of  the  Beaver  Valley plant formerly owned by  ARCO  Chemical.   In
October 17, 1997, ARCO Chemical and the Pennsylvania Department of Environmental Protection ("PADEP") entered into a second consent agreement that acknowledged the completion of remedial investigations pursuant to the 1994 work plan and conditionally approved the proposed remediation methods at the Beaver Valley site. Final approval of the remediation methods is subject to PADEP's approval of risk assessment studies to be submitted by ARCO Chemical. Under the second consent agreement, the monetary penalties contained in the 1994 consent agreement will be imposed only if ARCO Chemical fails to meet the deadlines for submitting the risk assessment
studies  to  PADEP.   Following the 1996 sale of the  Beaver  Valley  plant
assets to NOVA Chemicals Inc. ("NOVA"), NOVA agreed to assume ownership of the leased portions of the Beaver Valley land after ARCO Chemical finalized the second consent agreement. The process of transferring the land to NOVA has begun. ARCO Chemical will retain responsibility for the remediation of the land as required by the second consent agreement.

     4. Reference is made to the disclosure on pages 16 and 17 of the 1996 Form 10-K Report regarding Vastar's submission to the Environmental
Protection Agency ("EPA") under the EPA's "Voluntary Environmental Self-Policing and Self-Disclosure Interim Policy Statement." On September 17, 1997, in connection with a settlement which Vastar reached with the EPA, Vastar received an Order from the United States District Court for the District of Colorado terminating the Consent Decree with respect to the matters and dismissing with prejudice the claims by the United States against Vastar. Under the terms of the settlement, Vastar has paid a $137,949 civil penalty This amount represents Vastar's economic benefit of noncompliance, as the settlement reflected Vastar's avoidance of punitive penalties under the Interim Policy Statement. This represents the final resolution of the matter.

     5. Reference is made to the disclosure on page 24 of the Second Quarter Form 10-Q Report regarding Siemens Solar Industries v. Atlantic Richfield Company (Case No. 94-109092). The court vacated the September 3, 1997 trial date and no new trial date has been set.

     6. Reference is made to the disclosure on page 24 of the Second Quarter Form 10-Q Report regarding a crude oil spill on July 29, 1996. A settlement has been reached. The criminal complaint was dismissed. An order for civil compromise was entered by the court. ARCO Pipe Line Company paid $57,000 to the California Department of Fish and Game as reimbursement for response costs; and $183,000 to the Long Beach/Los Angeles County Natural Resources Trust of which a minimum of $60,000 of this sum is to be used for mitigation.

     7. On April 13, 1995, a lawsuit was filed in United States District Court for the Central District of California titled ARCO, et al. v. UNOCAL (Case No. 95-2379-KMW-JRx). ARCO and five other refiners sought a declaration that UNOCAL's U.S. Patent No. 5,288,393 ("the `393 patent") is invalid and unenforceable. The `393 patent purports to cover a substantial portion of the reformulated gasoline compositions that were required by the State of California when the Phase II regulations of the California Air Resources Board ("CARB") went into effect in March 1996. In the same lawsuit, UNOCAL filed a claim for infringement of the `393 patent against ARCO and the five other refiners. On July 15, 1997, the first phase of trial commenced and on October 14, 1997, the jury found in UNOCAL's favor on the issues of whether ARCO and the other refiners had infringed the `393 patent and whether that patent is valid. The jury also found that ARCO had produced approximately 149 million gallons of infringing gasoline during the first five months of production. On November 3, 1997, the jury found that each refiner owed UNOCAL $.0575 for each gallon of gasoline which infringed on UNOCAL's patent. The court has instructed the parties to establish a method for updating, through the date of judgment, the volumes of infringing gallons. The remaining phase of the trial, "inequitable conduct," will be heard without a jury beginning on December 2, 1997. Final judgment is expected to be entered in 1998.

     8. In 1993, natural gas royalty owners filed an action in Zapata County, Texas titled Stanley Marshall, et al. v. ARCO (Case No. 3217). The plaintiffs claimed breach of lease, breach of Texas Railroad Commission rules and regulations, conversion, and fraud. On September 8, 1997, a jury found in favor of the plaintiffs, awarding $67.3 million in damages, comprised of $3.8 million in actual damages, $50 million in exemplary damages, and $13.5 million in attorneys' fees. The court has not entered a judgment. ARCO intends to challenge the jury verdict through motions in the trial court and, if a judgment is entered on that verdict, on appeal.

     9. Reference is made to the Company's 1996 Form 10-K Report for information on other legal proceedings matters reported herein.


Item 5.  Other Information.

     Stockholder proposals for the 1998 Annual Meeting must be received by November 17, 1997, to be considered for inclusion in the Company's 1998 proxy statement. Such proposals should be addressed to the Corporate Secretary. Under the Company's Certificate of Incorporation, notice of any stockholder nomination for director must be given by mail or by personal delivery to the Corporate Secretary no later than 120 days in advance of the annual meeting, or by January 5, 1998 assuming the annual meeting for 1998 will be held May 4, 1998; stockholders wishing to make nominations should contact the Corporate Secretary as to information required to be supplied in such notice.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         27  Financial Data Schedule.

     (b) Reports on Form 8-K

         The following Current Reports on Form 8-K were filed during the quarter ended September 30, 1997 and through the date hereof.

          Date of Report          Item No.          Financial Statements
          --------------          --------          --------------------
         September 15, 1997           5                     None

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ATLANTIC RICHFIELD COMPANY
                                                       (Registrant)

                                                  /s/ ALLAN L. COMSTOCK
Dated:  November 10, 1997                      _____________________________
                                                        (signature)
                                                    Allan L. Comstock
                                               Vice President and Controller
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)