Form 10-K405
period 1997-12-31
ATLANTIC RICHFIELD CO /DE
filed 1998-03-03
CIK 775483

                                     1997

                               ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1997      Commission file number 1--1196

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                Title of each class                  on which registered
                -------------------            -------------------------------
      Common Stock ($2.50 par value)           New York Stock Exchange
                                               Pacific Exchange, Inc.
                                               Elektronische Borse Schweiz EBS
                                               London Stock Exchange
      $3.00 Cumulative Convertible             New York Stock Exchange
       Preference Stock ($1 par value)         Pacific Exchange, Inc.
      $2.80 Cumulative Convertible             New York Stock Exchange
       Preference Stock ($1 par value)         Pacific Exchange, Inc.
      Twenty year 10 7/8% Debentures
       Due July 15, 2005                       New York Stock Exchange
      Thirty year 9 7/8% Debentures Due
       March 1, 2016                           New York Stock Exchange
      Twenty-five year 9 1/8% Deben-
       tures Due March 1, 2011                 New York Stock Exchange

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
                                                   ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 31, 1997, based on the closing price on the New York Stock Exchange composite tape on that date, was $26,135,000,809.

Number of shares of Common Stock, $2.50 par value, outstanding as of December 31, 1997: 320,369,895.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 are incorporated by reference under Part III.

                               TABLE OF CONTENTS

                                     PART I

   ITEM                                                                    PAGE
   ----                                                                    ----
 1. and 2. Business and Properties.......................................    1
               Corporate History and Organization........................    1
               Recent Developments.......................................    1
               Financial Information about Industry Segments.............    2
               Worldwide Exploration and Production Operations...........    2
               Refining and Marketing....................................    7
               Chemicals.................................................    8
               Other Operations..........................................    9
               Capital Program...........................................    9
               Patents...................................................    9
               Competition...............................................    9
               Human Resources...........................................   10
               Research and Development..................................   10
               Environmental Matters.....................................   10
     3.    Legal Proceedings.............................................   13
     4.    Submission of Matters to a Vote of Security Holders...........   15

                               ----------------

           Executive Officers of the Registrant..........................   16
           Description of Capital Stock..................................   19

                                    PART II

     5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................   22
     6.    Selected Financial Data.......................................   22
     7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   23
     8.    Financial Statements and Supplementary Data...................   56
     9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................   58

                                    PART III

    10.    Directors and Executive Officers of the Registrant............   58
    11.    Executive Compensation........................................   58
    12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................   58
    13.    Certain Relationships and Related Transactions................   58

                                    PART IV

    14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................   58

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

  ARCO, including its subsidiaries, constitutes one of the largest integrated enterprises in the petroleum industry. ARCO's exploration and production ("E&P") segment includes the worldwide exploration, development, production and transportation of petroleum, which includes petroleum liquids (crude oil, condensate and natural gas liquids ("NGLs")) and natural gas, and the purchase and sale of petroleum liquids and natural gas. The Company's investment in LUKOIL Common Stock is included in the E&P segment as well. ARCO's refining and marketing ("R&M") segment includes the refining and transportation of petroleum and petroleum products and the marketing of petroleum products on the U.S. West Coast. The Company's equity investment in Zhenhai Refining and Chemical Company ("Zhenhai") is also included in the R&M segment. ARCO's chemicals segment includes the worldwide manufacture and sale of chemical products.

  ARCO's corporate structure consists of wholly-owned and majority-owned subsidiaries and various divisions or units of the parent company, ARCO, that have been delineated or defined for various operational reasons. Many of the wholly-owned subsidiaries are formed to conduct ARCO's numerous international operations. The principal majority-owned subsidiaries are Vastar Resources, Inc. ("Vastar") and ARCO Chemical Company ("ARCO Chemical"). Vastar was formed in September 1993, and in July 1994 sold under 20% of its common stock to the public; ARCO currently owns 82.2% of Vastar. Vastar is the primary vehicle through which ARCO conducts natural gas and, to a lesser extent oil, exploration, production and marketing in the Lower 48 States (the "Lower 48"). ARCO Chemical was formed in July 1987, and it sold just under 20% of its common stock to the public in October 1987; ARCO currently owns 82.3% of ARCO Chemical, through which ARCO conducts its chemicals operations. ARCO's principal subsidiaries are Vastar, ARCO Alaska, Inc. (a wholly-owned subsidiary through which ARCO conducts its Alaska operations) ARCO Transportation Alaska, Inc. (a wholly-owned subsidiary through which ARCO holds its interest in the Trans Alaska Pipeline System ("TAPS")), and ARCO Chemical.

  The information included or incorporated by reference in this report is provided solely for the benefit of ARCO shareholders. Such information is not provided for the benefit of the shareholders of Vastar, ARCO Chemical, Lyondell Petrochemical Company ("Lyondell"), LUKOIL, or Zhenhai and should not be relied upon by those shareholders or by anyone considering an investment in those companies. This report does not reflect information that could be considered material to an investment in Vastar, ARCO Chemical, Lyondell, LUKOIL or Zhenhai. For information concerning those companies, reference should be made to their publicly available reports.

                              RECENT DEVELOPMENTS

  In April 1997, ARCO announced its intent to divest its worldwide coal business, which has coal mining operations in the United States and Australia. The coal business no longer is considered a core part of the Company's business. On February 27, 1998, ARCO announced that it has entered into exclusive final discussions with Alliance Coal Corporation, an affiliate of The Beacon Group, for the sale of the U.S. assets. No final decision regarding the Australian assets has been made. See "Other Operations" on page 9.

  In September 1997, ARCO disposed of its remaining interest in Lyondell, which operates petrochemical processing and petroleum refining businesses. ARCO settled the outstanding principal amount of $988 million of its 9% Exchangeable Notes due September 15, 1997 with substantially all of its 39.9 million shares of Lyondell Common Stock. ARCO sold its remaining shares in a privately negotiated transaction in late September. See Note 23 of Notes to Consolidated Financial Statements on page 51.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Reference is made to Note 2 of Notes to Consolidated Financial Statements on page 40 for segment information concerning sales and other operating revenues, earnings, total assets and additional information for certain operations of the Company.

                WORLDWIDE EXPLORATION AND PRODUCTION OPERATIONS

 General

  ARCO conducts its worldwide oil and gas exploration and production operations primarily in the United States, the United Kingdom, Indonesia, China, Algeria, Tunisia, Dubai and Qatar, and has additional interests in producing fields in Kazakhstan and Turkey. Exploration and planned developments are underway in other countries, including Venezuela and Ecuador.

 Reserves

  Estimated net quantities of ARCO's proved oil and gas reserves at December 31, 1997 were as follows:

                                  PETROLEUM LIQUIDS           NATURAL GAS
                                  (MILLION BARRELS)       (BILLION CUBIC FEET)
                               ------------------------ ------------------------
                               U.S.(a) INTERNATIONAL(b) U.S.(c) INTERNATIONAL(d)
                               ------- ---------------- ------- ----------------
Proved reserves...............  2,131        568         4,988       3,484
Proved developed reserves.....  1,821        211         4,467       1,653

--------
(a) Includes 129 million barrels ("MMB") proved and 96 MMB developed attributable to Vastar.
(b) Includes 48 MMB proved and 7 MMB developed attributable to the equity interest in the LUKARCO joint venture.
(c) Includes 2,379 billion cubic feet ("BCF") proved and 1,954 BCF developed attributable to Vastar.
(d) Includes 67 BCF proved and 10 BCF developed attributable to the equity interest in the LUKARCO joint venture.

  Reference is made to Supplemental Information, Oil and Gas Producing Activities, beginning on page 52, for additional information concerning oil and gas producing activities and estimates of proved oil and gas reserves.

 Production

  Net quantities of petroleum liquids and natural gas produced by ARCO were as follows:

                                                                NATURAL GAS
                                       PETROLEUM LIQUIDS    (MILLION CUBIC FEET
                                       (BARRELS PER DAY)         PER DAY)
                                     --------------------- ---------------------
YEARS ENDED
DECEMBER 31,                         U.S.(A) INTERNATIONAL U.S.(B) INTERNATIONAL
------------                         ------- ------------- ------- -------------
 1997............................... 557,900    82,600      1,066       844
 1996............................... 564,500    66,100      1,044       730
 1995............................... 583,100    66,800        999       557

--------
(a) Includes 50,700, 48,800, and 45,300 barrels per day produced by Vastar in 1997, 1996, and 1995, respectively.
(b) Includes 882, 872, and 810 million cubic feet per day ("MMCFD") produced by Vastar in 1997, 1996, and 1995, respectively.

  Average sales prices and average production costs per unit of petroleum liquids and natural gas were as follows:

                                             YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------
                                  1997                 1996                 1995
                          -------------------- -------------------- --------------------
                           U.S.  INTERNATIONAL  U.S.  INTERNATIONAL  U.S.  INTERNATIONAL
                          ------ ------------- ------ ------------- ------ -------------
Average sales price
 (including transfers)
 per barrel of petroleum
 liquids produced.......  $15.63    $18.20     $16.07    $19.02     $12.17    $15.96
Average lifting cost per
 equivalent barrel of
 production.............    3.85      4.07       3.86      4.14       3.73      3.98
Average sales price per
 thousand cubic feet
 ("MCF") of natural gas
  produced..............    2.04      2.64       1.80      2.54       1.35      2.56

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

  In the Lower 48, Vastar has various long-term natural gas sales contracts. In connection with the formation of Southern Company Energy Marketing L.P. ("SCEM"), a strategic alliance limited partnership with the Southern Company, Vastar has entered into a gas purchase and sale agreement for a primary term expiring December 31, 2007, under which Vastar has contracted to sell, and SCEM is obligated to purchase, substantially all of the gas produced and owned or controlled by Vastar at market-based prices. Excluded from this contract is gas which Vastar is committed to deliver under certain longer-term gas marketing contracts with cogeneration facilities pursuant to which Vastar delivered an average of 81 MMCFD in 1997. These contracts have an average contract term of approximately 19 years, of which an average of 12 years remain. In 1997, the average price of gas sold under these contracts was approximately $2.54 per MCF. There have been no instances in the last three years in which Vastar was unable to meet any significant natural gas delivery commitment.

 Exploration and Drilling Activity

  The following table shows the number of wells drilled to completion by the
Company:

                                             YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------
                                 1997                  1996                  1995
                         --------------------- --------------------- ---------------------
                         U.S.(A) INTERNATIONAL U.S.(B) INTERNATIONAL U.S.(C) INTERNATIONAL
                         ------- ------------- ------- ------------- ------- -------------
Net productive
 exploratory wells
 drilled................    33          3         28          2         17          8
Net dry exploratory
 wells drilled..........    27         10         48          7         37         13
Net productive
 development wells
 drilled................   563         23        332         23        315         12
Net dry development
 wells drilled..........    37         --         33         --         30         --

--------
(a) Includes 18, 15, 162, and 27 wells, respectively, drilled by Vastar.
(b) Includes 17, 29, 156, and 25 wells, respectively, drilled by Vastar.
(c) Includes 15, 26, 133, and 23 wells, respectively, drilled by Vastar.

  The Company's current activities, as of December 31, 1997, were as follows:

                                                             U.S. INTERNATIONAL
                                                             ---- -------------
Gross wells in process of drilling (including wells
 temporarily suspended).....................................  62        11
Net wells in process of drilling (including wells
 temporarily suspended).....................................  47         7
Waterflood projects in process..............................   3        --
Enhanced oil recovery operations............................  12         1

  The following table shows the approximate number of productive wells at December 31, 1997:

                                     OIL                      GAS
                         --------------------------- ---------------------
                         U.S.(a)(b) INTERNATIONAL(c) U.S.(d) INTERNATIONAL
                         ---------- ---------------- ------- -------------
Total gross productive
 wells..................   11,628         591         3,623       255
Total net productive
 wells..................    5,849         246         1,705        76

--------
(a) Includes approximately 1,566 gross and 308 net multiple completions for ARCO, of which there are 280 gross and 136 net multiple completions for Vastar.
(b) Includes approximately 1,414 gross and 703 net wells, respectively, attributable to Vastar.
(c) Includes approximately 89 gross and 36 net multiple completions.
(d) Includes approximately 2,790 gross and 1,364 net wells, respectively, attributable to Vastar.

  As of December 31, 1997, the Company's holdings of petroleum rights acreage (including options and exploration rights) were as follows (in thousands):

                                                        DEVELOPED   UNDEVELOPED
                                                         ACREAGE      ACREAGE
                                                       ----------- -------------
                                                        NET  GROSS  NET   GROSS
                                                       ----- ----- ------ ------
U.S.
  Alaska..............................................   194   315    732  1,189
  Lower 48(a)......................................... 1,659 3,123  2,840  5,304
                                                       ----- ----- ------ ------
    Total U.S......................................... 1,853 3,438  3,572  6,493
International.........................................   149   399 36,656 61,109
                                                       ----- ----- ------ ------
    Total............................................. 2,002 3,837 40,228 67,602
                                                       ===== ===== ====== ======

--------
(a) Includes 1,328 net developed acreage, 2,144 gross developed acreage, 2,506 net undeveloped acreage and 3,831 gross undeveloped acreage, respectively, held by Vastar.

 Alaska

  Approximately 59% of ARCO's worldwide petroleum liquids production came from ARCO's interests in Alaska, primarily in the Prudhoe Bay, Kuparuk River and the Greater Point McIntyre Area fields on the North Slope of Alaska. ARCO's net liquids production from Alaska in 1997 decreased 4% to 377,200 barrels per day. ARCO's interests in Alaska included net proved reserves of 1,848 million barrels of oil equivalent at December 31, 1997.

  ARCO operates the eastern half of the Prudhoe Bay field and has a 21.87% working interest in the oil rim production from the field and a 42.56% working interest in the gas cap production. ARCO's net petroleum liquids production from the Prudhoe Bay field averaged 198,500 barrels per day in 1997, compared to 210,800 barrels per day in 1996.

  ARCO is the sole operator of the Kuparuk River field and holds a 55.2% working interest in the field. Its share of production from the field was 128,200 net barrels per day of petroleum liquids during 1997, compared to 130,500 net barrels per day during 1996. The Kuparuk Large Scale Enhanced Oil Recovery project, which began operations in September 1996, added 7,500 net barrels of oil to daily gross production in 1997, and is expected to add 35,000 to 40,000 barrels of oil to daily gross production by 1999. NGLs, obtained from the Prudhoe Bay field, are injected into existing wells in the Kuparuk River field in order to recover additional barrels of oil and offset natural field decline. ARCO estimates that this project will result in an additional 200 million gross barrels (97 million net barrels to ARCO) of incremental oil from the Kuparuk River field.

  ARCO has established working interests in four of five Greater Point McIntyre Area fields as follows: 30.1% in Point McIntyre, 40.0% in Lisburne, and 50.0% in both West Beach and North Prudhoe Bay State. Additionally, ARCO has a working interest in the Niakuk field, which is currently being negotiated among the owners of that field. All five of the fields are processed through the Lisburne Production Center, which ARCO operates. During 1997, liquids processed through the Lisburne Production Center averaged 201,900 gross barrels per day, or 50,200 net barrels per day.

  In 1997, the Company started several projects and had several successes that it believes will stop the decline in production after 1999. The Prudhoe Bay Miscible Injectant Expansion ("MIX") project was approved by ARCO and its partners. This $160 million expansion of the gas handling facilities is expected to add 50 million gross barrels of petroleum liquids and 20 thousand net barrels of petroleum liquids per day to the field when it becomes operational, targeted for 1999. The Alpine field was approved for development. In late December 1997, ARCO began commercial production from West Sak, a heavy oil accumulation. Commercial development of West Sak has become feasible because of lower costs, new drilling technologies and a production facility sharing arrangement with the Kuparuk production facility. The first phase of West Sak development has resulted in proved gross reserves of 50 million barrels of oil (25 net to ARCO). ARCO also had success drilling in a number of satellite accumulations, including the Tarn field.

  All of ARCO's petroleum liquids shipped from the North Slope fields are transported to market through TAPS, an 800-mile pipeline system used to transport petroleum liquids from the North Slope of Alaska to the port of Valdez in south central Alaska. ARCO has a 22.3% weighted average undivided ownership interest in TAPS. ARCO also owns approximately 22% of the stock of Alyeska Pipeline Service Company, which constructed and now operates TAPS for the owners. ARCO's undivided interest in TAPS is proportionately consolidated for financial reporting purposes. TAPS 1997 throughput averaged approximately 1,335,000 barrels per day. From Valdez the liquids are shipped to West Coast locations by ARCO's ocean-going tankers.

 Lower 48

  During 1997, ARCO's consolidated Lower 48 operations had net production of 385 BCF of natural gas (including consumption) and 66 MMB of petroleum liquids as compared to 380 BCF and 63 MMB in 1996, respectively. Exploration, development and purchases (net of sales) replaced 141% of 1997 production on a barrel-of-oil-equivalent ("BOE") basis.

  The primary vehicle for ARCO's Lower 48 exploration and production operations is Vastar, of which ARCO owns 82.2%. Vastar, headquartered in Houston, Texas, is engaged in the exploration for and the development, production and marketing of natural gas and petroleum liquids in selected major producing basins in the Gulf of Mexico, the Gulf Coast, the San Juan Basin/Rockies and the Midcontinent areas. For additional information about Vastar, a copy of Vastar's 1997 Annual Report to Stockholders and 1997 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, Vastar Resources, Inc., 15375 Memorial Drive, Houston, Texas 77079. Vastar's telephone number is (281) 584-6000.

  ARCO's other Lower 48 operations accounted for reserves at December 31, 1997 of 589 MMBOE, of which 84% were petroleum liquids. In 1997 net production from ARCO's other Lower 48 interests was 57 MMB of oil equivalent, up slightly from 54 MMB in 1996.

 International

  ARCO's international operations include both exploration and production. ARCO's 1997 international production of petroleum liquids averaged 82,600 barrels per day, and came primarily from Indonesia, the North Sea and Algeria. Natural gas production averaged 844 MMCFD. Natural gas production from the North Sea accounted for 46%, the Java Sea accounted for 37% and the South China Sea accounted for 17% of ARCO's 1997 international natural gas production.

  ARCO's net proved reserves from international interests at December 31, 1997 were 1,148 MMBOE.

  Natural gas production from ARCO's Yacheng 13 field, situated in the South China Sea, began on January 1, 1996. With net production to ARCO of 142 MMCFD during 1997, the Yacheng 13 field contributed 64% of the increase in ARCO's international natural gas production for 1997.

  In 1996, ARCO signed an agreement with Sonatrach, the Algerian state oil company, to undertake a major enhanced oil recovery ("EOR") project in the Rhourde El Baguel oil field. The agreement provides for ARCO to make an investment of over $1.3 billion in the project, of which over $400 million was spent during 1997. Under the production sharing contract, ARCO will receive up to 49% of the project's annual production. ARCO believes its EOR efforts should yield over 500 million incremental barrels of crude oil equivalent over the 25-year life of the project and increase production rates to a peak of 125,000 barrels per day within the next five years. ARCO began receiving production on July 1, 1996, and received 17,100 net barrels per day during 1997.

  Exploration activities by an ARCO-operated consortium in which ARCO holds a 27.5% interest led to the discovery of an oil field called Al-Rayyan, in the Arabian Gulf offshore Qatar, from which production commenced in late 1996. Delineation and appraisal of the discovery were completed in 1997. ARCO, along with its co-venturers, is currently negotiating with the governments of Qatar and Dubai a contractual framework for the supply of natural gas to Dubai from the huge Qatar North field, which is located in close proximity to the Al-Rayyan field.

  In the United Kingdom North Sea, ARCO added 100 million barrels of oil-equivalent reserves for the Shearwater, Elgin, and Franklin gas condensate fields for 1997. Production is expected to begin in 2000.

  In early 1997, ARCO finalized a joint venture with LUKOIL, one of Russia's largest oil companies, to pursue exploration and production projects in the Commonwealth of Independent States ("CIS"). The joint venture entity, LUKARCO, is owned 54% by LUKOIL and 46% by ARCO. LUKARCO may invest up to $5 billion in various projects over the next 18 years. ARCO has agreed to provide most of the financing to LUKARCO only for those projects approved by ARCO. In April 1997, LUKARCO acquired a 5% interest in the joint venture operating the Tengiz oil field in the Republic of Kazakhstan. A second investment is an interest in the Caspian Pipeline Consortium, a multi-party $2 billion project to construct a 900-mile pipeline from the Tengiz oil field in Kazakhstan to the Black Sea via Russia. LUKARCO holds a 12.5% interest, which obligates LUKARCO to fund 25% of the construction costs. This project is in the final stages of acquiring necessary governmental approvals. In addition to the joint venture participation, ARCO owns approximately 8% of LUKOIL's total equity.

  In Tunisia, ARCO purchased a 50% interest in the offshore Ashtart oil field, adding 24 million barrels of oil to its proved reserves in 1997. The Ashtart field is adjacent to ARCO's exploration block.

  ARCO announced the Tangguh liquefied natural gas ("LNG") project located in eastern Indonesia. The reserves for the project are located primarily on the Wiriagar and Berau blocks, in which ARCO has an 80% and 40% interest, respectively. Pertamina, the Indonesian state oil company, which already operates two of the world's largest LNG plants, will market the LNG produced from the Tangguh project. Plans for development include a two-train LNG production facility.

  In Venezuela, ARCO and its partners submitted successful bids for contracts on four blocks, Kaki, Maulpa, LL-652 and La Vela, in which ARCO has a 56%, 56%, 20% and 50% interest, respectively. ARCO and its partners expect to produce more than 800 million gross barrels from these projects over the next 20 years, which will require over $2 billion in additional investment. Future development of these blocks will require approvals by the Government of Venezuela and PDVSA, the state oil company.

  The Hamaca Project, a joint venture to produce and upgrade extra-heavy crude oil production from Venezuela's Orinoco Belt, received final governmental approval during 1997. Still remaining to be completed are certain agreements among the joint venture partners for construction and operation of the production and upgrading module. Oil produced from the Hamaca region will be transported via pipeline to an upgrading plant for processing.

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

  The combined annual average operable crude distillation capacities of these two refineries, as measured pursuant to the standards of the American Petroleum Institute, are shown in the following table:

                                                         ANNUAL AVERAGE OPERABLE
                                                           CRUDE DISTILLATION
                                                                CAPACITY
                                                            (BARRELS PER DAY)
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
Los Angeles Refinery.................................... 260,000 260,000 237,000
Cherry Point Refinery................................... 202,000 200,500 185,000
                                                         ------- ------- -------
  Total................................................. 462,000 460,500 422,000
                                                         ======= ======= =======

  ARCO's crude oil refinery runs and petroleum products manufactured at its refining facilities were as follows:


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          1997    1996    1995
                                                        -------  ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Crude oil refinery runs................................. 452,200 452,700 438,800
                                                         ======= ======= =======
Petroleum products manufactured:
  Gasoline.............................................. 224,200 214,800 217,400
  Jet fuels............................................. 106,700 105,700 101,300
  Distillate fuels......................................  73,100  66,000  70,700
  Other (a).............................................  85,300 100,500  82,700
                                                         ------- ------- -------
    Total (b)........................................... 489,300 487,000 472,100
                                                         ======= ======= =======

--------
(a) Includes chemical products, NGLs, petroleum coke (green and calcined) and feedstocks, sulfur, middle-of-barrel specialties and changes in unfinished stocks.
(b) Total manufactured petroleum products volumes exceed total crude oil runs as a result of the expansion of petroleum product through rearrangement of molecular structure and refinery blending of oxygenates.

  In connection with its refining operations, ARCO produces calcined coke and operates electric cogeneration facilities.

  ARCO markets gasoline and other refined petroleum products to both consumers and resellers. Gasoline is marketed under the ARCO(R) trademark through independent dealers and distributors and directly to motorists at branded retail outlets located in Arizona, California, Nevada, Oregon and Washington. ARCO also sells gasoline to unbranded resellers. NGLs are sold directly to end-use customers including the Watson Cogeneration Facility, which is 51% owned by ARCO, and are also marketed through distributors. Jet fuels are sold directly to airlines and the United States Department of Defense. Calcined coke is sold to U.S. and international industrial consumers. Cargo and bulk sales of petroleum products are also made to commercial and industrial consumers, and certain products are marketed through other channels.

  During 1997 ARCO expanded its retail gasoline sites within its marketing region, and expanded the marketing region to include western Canada. In Southern California the Company integrated more than 200 former Thrifty gasoline stations into its network through a long-term lease arrangement. ARCO also initiated the purchase of over 30 retail outlets in Vancouver, which was completed in early 1998. The Company currently has over 1,700 branded retail outlets, which included franchisee and Company-operated am/pm(R) convenience stores and SMOGPROS(R) Service Centers, and traditional service stations.

  Total refined petroleum product sales, which include insignificant sales to ARCO Chemical, for the periods indicated, were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          1997    1996     1995
                                                        -------- ------- -------
                                                         (EQUIVALENT BARRELS PER
                                                                  DAY)
Petroleum product sales:
  Gasoline.............................................. 281,900 266,400 256,800
  Jet fuels............................................. 117,300 117,000 106,200
  Distillate fuels......................................  76,600  69,000  69,100
  Other(a)..............................................  68,000  80,700  61,800
                                                         ------- ------- -------
  Total................................................. 543,800 533,100 493,900
                                                         ======= ======= =======

--------
(a) Includes heavy fuel oils, NGLs, calcined and green coke.

  Total petroleum product sales differ from total petroleum products manufactured due to the consumption of some products as refinery fuel, the exchange of products with other companies, change in inventory levels, and the purchase and resale of products not manufactured by ARCO.

  The R&M segment also operates 8 ocean-going U.S. oil tankers which transport crude oil and petroleum products from the Valdez terminal or the Gulf Coast to the West Coast.

  The Company's equity investment in Zhenhai Refining and Chemical Company is also included in the R&M segment.

                                   CHEMICALS

  The Company's chemicals operation consists of the businesses owned by ARCO Chemical. ARCO currently owns 80,000,001 shares of common stock of ARCO Chemical, which represent 82.3% of the outstanding shares.

  ARCO Chemical is an international manufacturer and marketer of chemicals used in a broad range of consumer products. ARCO Chemical's core product is propylene oxide ("PO"), which it produces through two distinct technologies based on indirect oxidation (peroxidation) processes that yield co-products. One process yields tertiary butyl alcohol ("TBA") as the co-product; the other process yields styrene monomer ("SM") as the co-product. The two technologies are mutually exclusive such that either a dedicated PO/TBA plant or a dedicated PO/SM plant must be built. ARCO Chemical also manufactures numerous derivatives of PO and TBA. Key PO derivatives are polyols and propylene glycols ("PG"); methyl tertiary butyl ether ("MTBE"), an oxygenate, is the principal derivative of TBA.

  In 1995, the Company began selling toluene diisocyanate ("TDI") obtained under long-term supply agreements with Rhone-Poulenc. With the 1996 acquisition of TDI production facilities from Olin Corporation, the Company also manufactures TDI. TDI and polyols are combined in the manufacture of polyurethanes.

  ARCO Chemical's principal chemical facilities are located in: Bayport, Texas; Channelview, Texas; Rotterdam, the Netherlands; Fos-sur-Mer, France; Lake Charles, Louisiana and a joint venture in Chiba, Japan. ARCO Chemical also owns a majority equity interest in a second PO/SM plant at Channelview, Texas. The other equity investors in the plant each take a portion of the SM output of the plant through long-term processing agreements. In 1997, ARCO Chemical entered into an engineering and construction contract for a new PO/SM plant in Rotterdam; the plant is scheduled for completion in 2000. Expansion of the Channelview, Texas PO/SM capacity is expected to be completed in early 1998.

  The following table shows ARCO Chemical's worldwide production capacity (in millions of pounds per year, except where otherwise noted) for PO, SM and certain key derivatives:

         PRODUCT                          U.S.                                  INTERNATIONAL
         -------                         ------                                 -------------
         PO                               2,335                                     1,395
         Polyols                            740                                       610
         PG                                 565                                       345
         TDI                                250                                        --
         SM                               2,570                                       830
         MTBE--Bbls/day                  30,000                                    28,500

  Capacities shown are the production capacities that, as of December 31, 1997, ARCO Chemical believes it can obtain based upon plant design and subject to certain onstream factors, product mix and other variable factors. Capacities shown include the full capacity of joint-venture facilities. Plants can and have exceeded these capacities for extended periods of time.

  In addition to raw material purchase agreements and product sales or processing agreements with unrelated third parties, ARCO Chemical has entered into a long-term sales agreement with ARCO providing for delivery of fixed quantities of MTBE. Heightened public awareness about MTBE has resulted in certain state and federal initiatives that either seek to rescind the oxygenate requirement for reformulated gasoline in California or restrict the use of MTBE. Restrictions on the use of MTBE in California, if adopted, could affect ARCO Chemical's MTBE sales in California.

  For additional information about ARCO Chemical, a copy of ARCO Chemical's 1997 Annual Report to Stockholders and 1997 Annual Report on Form 10-K can be obtained by writing to Manager, Investor Relations, ARCO Chemical Company, 3801 West Chester Pike, Newtown Square, Pennsylvania 19073-2387. ARCO Chemical's telephone number is (610) 359-2000.

                               OTHER OPERATIONS

  Historical results of ARCO's former equity interest in the operations of Lyondell for the three years ended December 31, 1997 are reflected in the Consolidated Financial Statements. See Note 23 of Notes to Consolidated Financial Statements on page 51.

  ARCO has interests in nine surface and underground coal mines in the western United States and in northeastern Australia. In the United States, ARCO owns and operates two mines in Wyoming's Powder River Basin, Black Thunder and Coal Creek, and West Elk, in western Colorado. ARCO also has a 65% interest in Canyon Fuel Company, a limited liability company that owns three mines--SUFCO, Skyline and Soldier Creek--located in Utah's Uinta Basin. In Queensland, Australia, ARCO has interests in three mines: Curragh, Gordonstone and Blair Athol. Reference is made to Supplemental Information, Coal Operations on page 55 for further information concerning reserves and shipments of coal.

  In the Lower 48, ARCO manages facilities for transportation and terminalling of petroleum liquids, refined petroleum products, petrochemicals and natural gas.

                                CAPITAL PROGRAM

  The Company's capital expenditures for additions to fixed assets (including dry hole costs) totaled approximately $3.0 billion in 1997. The capital program for additions to fixed assets is budgeted at $3.8 billion for 1998. The levels of future capital expenditures may be affected by business conditions in the industry, particularly possible changes in prices of and demand for crude oil, natural gas and petroleum products. Changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements, and other changes in environmental rules and regulations may also affect future capital expenditures.

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

  In the refining and marketing segment of the industry, refining operations that yield a higher proportion of high-margin products and marketing operations that put a premium on high volume and innovation are of primary importance.

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

  The Company ranked as the sixth largest U.S.-based oil company on the basis of revenues in the most recent Fortune 500 list of U.S. industrial companies.

                                HUMAN RESOURCES

  As of December 31, 1997, ARCO had approximately 24,000 full-time equivalent employees, of whom approximately 11% were represented by collective bargaining agents.

                           RESEARCH AND DEVELOPMENT

  ARCO engages in research for new and improved products and methods for operating its businesses principally at two facilities located at Newtown Square, Pennsylvania and Plano, Texas. Total research and development expenses were $120 million, $106 million and $104 million in 1997, 1996 and 1995, respectively.

                             ENVIRONMENTAL MATTERS

 Site Remediation

  The Company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), and the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation Recovery Act of 1976 ("RCRA"). These regulations require the Company to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, to perform certain restoration work on these sites and to pay damages for loss of use and non-use values. The Company is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites that were formerly owned by ARCO. The Company may in the future be involved in additional environmental assessments and cleanups, including the restoration of natural resources and damages for loss of use and non-use values. The ultimate amount of the future costs associated with such environmental assessments and cleanups is indeterminable due to such unknown factors as the nature and/or extent of contaminants at many sites, the timing, extent and method of the remedial actions which may be required and the determination of the Company's liability in proportion to other responsible parties. In addition, environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO. The Company continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing, extent and method of remedial actions required by the applicable governmental authorities and an evaluation of the amount of the Company's liability considered in light of the liability and financial wherewithal of the other responsible parties. As the scope of the Company's obligation becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against the Company's earnings.

  The Company's environmental remediation reserve of $767 million at December 31, 1997 covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. The Company has been named a potentially responsible party ("PRP") for 133 sites. The number of PRP sites in and of itself does not represent a relevant measure of liability, because the nature and extent of environmental concerns vary from site to site and the Company's share of responsibility varies from sole responsibility to very little responsibility. The Company reviews all of the PRP sites along with other sites as to which no claims have been asserted, in estimating the amount of accrual. The Company's future remediation costs for these sites could exceed the amount reserved by as much as $500 million.

  Approximately 58% of the reserve relates to sites associated with the Company's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component relates to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites that received wastes from these facilities. The Company is also the subject of certain material legal proceedings described below under the caption "Material Environmental Litigation." The remainder relates to sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total reserve. Substantially all amounts reserved are expected to be paid out over the next five to six years.

 Clean Air

  The Federal Clean Air Act Amendments of 1990 (the "1990 Clean Air Act Amendments") and various state and local laws and regulations impose certain air quality requirements. Among other things, the 1990 Clean Air Act Amendments effectively require the manufacture and sale of reformulated and oxygenated gasolines in areas not meeting specified air quality standards. The Environmental Protection Agency ("EPA") wintertime oxygenate gasoline program became effective in the fall of 1993. The EPA reformulated gasoline requirements became effective January 1, 1995 for the nine U.S. cities, including Los Angeles and San Diego, and other areas with the worst ozone pollution. The specifications for reformulated gasoline of the California Air Resources Board ("CARB"), which are stricter than the EPA requirements, became effective for retail sales on and after June 1, 1996. To comply with the EPA air quality requirements and CARB standards, in 1995 ARCO completed major modifications at its Los Angeles Refinery. The Company does not anticipate any material adverse effect upon its consolidated financial position as a result of compliance with such environmental laws and regulations.

  In 1993 the South Coast Air Quality Management District ("AQMD"), which sets air quality standards for a five-county area of southern California, including Los Angeles County, adopted regulations requiring phased reductions of certain pollutants. By 2003 the Los Angeles Refinery and the Wilmington calciner will be required to achieve cumulative reductions from 1992 levels of oxides of nitrogen (NOx) of 63% and oxides of sulfur (SOx) of 83%. As part of the regulations, AQMD created a Regional Clean Air Incentives Market ("RECLAIM") program under which regulated firms can earn credits for achieving emission reductions below targeted levels. Those credits may then be bought and sold. The Los Angeles Refinery plans to achieve the requisite levels of emission reductions by a combination of reductions and acquisitions of credits, substantial amounts of which have already been purchased. The AQMD is currently considering modifications to the RECLAIM program, but nothing has yet been finalized.

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

  For the past three years, the Company's environment-related capital expenditures have averaged approximately $153 million per year. The Company anticipates environment-related capital expenditures of approximately
$300 million and $200 million for 1997 and 1998, respectively. For the past three years, the Company's operating expenses for the remediation of previously contaminated properties either compelled or likely to be compelled in the foreseeable future by government or third parties have averaged approximately $125 million per year. Cash payments for site remediation have averaged $118 million per year over the same period. The Company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For the past three years, the Company estimates that its operating expenses related to these ongoing costs have averaged approximately $220 million per year.

  In addition to the reserve for environmental remediation costs, the Company has also accrued, as of December 31, 1997, $1 billion for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

 Material Environmental Litigation

  Pursuant to the authority provided under Superfund, the State of Montana has asserted claims against ARCO for compensation for damage to natural resources up to the maximum amount allowed by 42 United States Code (S)9607. These alleged damages, arising out of ARCO's or its predecessors' alleged activities, include restoration and compensable damages, assessment costs, and prejudgment interest. On December 12, 1983, a lawsuit, styled Montana v. ARCO, ex rel. (Case No. CV-83-317-HLN-PGH), was filed in the United States District Court for the District of Montana. The State's claim, as of January 1, 1997, was for damages of $764 million for alleged injuries to natural resources resulting from mining and mineral processing operations. ARCO is contesting this demand. In addition, on January 21, 1997, the court granted the Confederated Salish and Kootenai Tribes of the Flathead Reservation ("Tribes") a limited form of intervention in Montana v. ARCO. The Tribes, as alleged trustees, have asserted claims against ARCO for alleged injury to and loss of natural resources located in the Clark Fork River Basin in southwest Montana. On March 3, 1997, trial commenced and is continuing. The United States Department of Interior also has stated an intention to make a claim for natural resource damages in the Clark Fork River Basin.

  On June 23, 1989, the EPA filed a CERCLA cost-recovery action against ARCO (amended October 15, 1992), styled U.S. v. ARCO, et al. (Case No. CV-89-039-BU-PGH), in the United States District Court for the District of Montana, for oversight costs at several of the Upper Clark Fork River Basin Superfund sites. Litigation is proceeding on the EPA's claims (in the approximate amount of $80 million) and ARCO's counterclaims against various federal agencies. In the counterclaims, ARCO seeks contributions from the federal agencies for remediation costs and for any natural resource damage liability ARCO might incur in Montana v. ARCO.

  ARCO and its subsidiary, Atlantic Richfield Hanford Company ("ARHCO"), and several other companies who have served as government contractors at the Hanford Nuclear Reservation in south central Washington State are named as defendants in a consolidated complaint in the United States District Court for the Eastern District of Washington, titled In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). In October 1994, the Department of Energy determined that the government will indemnify ARCO and ARHCO for any judgment or settlement in the action pursuant to the contract between ARHCO and the Atomic Energy Commission and the provisions of the Price-Anderson Act. On April 4, 1997, ARCO was served with a new complaint making allegations similar to those already pending in the litigation, filed by six individual Native Americans in the United States District Court for the Western District of

Washington, purportedly on behalf of classes of Native Americans living near the Hanford Nuclear Reservation. The DOE has indicated that it will indemnify ARCO and ARHCO with respect to this new action as well. This action has been transferred to the United States District Court for the Eastern District of Washington.

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

 Conclusion

  Environmental concerns, including the minimization and prevention of environmental contamination from ongoing operations, and the cost-effective remediations of existing contaminated sites, continue to be vital factors in the Company's future planning. See Note 13 of Notes to Consolidated Financial Statements on page 45, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

THE COMPANY

  On June 7, 1989, the City of New York, the New York City Housing Authority, and the New York City Health and Hospitals Corporation brought suit in the Supreme Court of the State of New York for the County of New York (Case No. 14365/89) against six alleged former lead pigment manufacturers or their successors (including ARCO as successor to International Smelting and Refining Company ("IS&R"), a former subsidiary of The Anaconda Company), and the Lead Industries Association ("LIA"), a trade association. Plaintiffs seek to recover damages in excess of $50 million including (i) past and future costs of abating lead-based paint from housing owned by New York City and the New York City Housing Authority; (ii) other costs associated with dealing with the presence of lead-based paint in that housing and privately-owned housing; and
(iii) any amounts paid by the City or the Housing Authority to tenants because of injuries caused by the ingestion of lead-based paint. Plaintiffs also seek punitive damages and attorney fees. As a result of various court rulings, the plaintiffs' only remaining claims are for fraud and restitution and indemnity.

  On January 24, 1996, ARCO (as successor to IS&R) was added as a defendant to a class action suit pending in the United States District Court for the Southern District of New York, German, et al. v. Federal Home Loan Mortgage Corp., et al. (Case No. 93 Civ 6941), by plaintiff intervenors Naquan and Naiya Thomas, minors, and their mother and guardian Kaii Henry. The complaint in intervention names as defendants, in addition to ARCO, eight alleged former processors of lead pigment and lead paint, the LIA, the City of New York and its Housing Authority, and the owner of the building where plaintiffs reside. Plaintiffs seek on behalf of themselves, and a purported class of children under seven and pregnant women residing in dwellings in the City of New York containing or presumed to contain lead paint, injunctive relief from all defendants including orders to abate lead paint and to contribute to court-administered funds to pay for abatement and medical monitoring and treatment. The complaint alleges causes of action against the lead pigment defendants and the LIA for negligence, strict product liability, fraud and misrepresentation, breach of express and implied warranty, nuisance, conspiracy, concert of action, and enterprise and market share liability. The City of New York, its Housing Authority, and the owner of the building where plaintiffs reside have filed cross-claims against ARCO, the other alleged former processors of lead pigment and paint, and the LIA seeking indemnification against or contribution toward any liability they (cross-claimants) may have to plaintiffs.

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

  In 1993, natural gas royalty owners filed an action in Zapata County, Texas titled Stanley Marshall, et al. v. ARCO (Case No. 3217). The plaintiffs claimed breach of lease, breach of Texas Railroad Commission rules and regulations, conversion, and fraud. On September 8, 1997, a jury found in favor of the plaintiffs and on January 20, 1998 the trial court entered Judgment on the verdict awarding $69.2 million in damages, comprised of $3.8 million in actual damages, $50 million in exemplary damages, $13.4 million in attorney's fees and $1.9 million in pre-judgment interest. ARCO has appealed this judgment to the Court of Appeals for the Fourth District of Texas in San Antonio.

  On March 29, 1994, Siemens Solar Industries ("Siemens") filed a complaint in the Supreme Court of the State of New York for the County of New York, titled Siemens Solar Industries v. Atlantic Richfield Company (Case No. 94-109092). Siemens' complaint alleged breach of contract and misrepresentation in connection with the February 1990 sale by ARCO to Siemens of the stock of ARCO Solar, Inc. Siemens sought damages in the amount of the purchase price, operating losses incurred after the sale, prejudgment interest, and punitive damages. ARCO denied the allegations of the complaint. On December 8, 1997, the court granted ARCO's motion for summary judgment, and dismissed the complaint. Siemens has filed a notice of appeal from this decision.

  On April 13, 1995, a lawsuit was filed in United States District Court for the Central District of California titled ARCO, et al. v. UNOCAL (Case No. 95-2379-KMW-JRx). ARCO and five other refiners sought a declaration that UNOCAL's U.S. Patent No. 5,288,393 ("the '393 patent") is invalid and unenforceable. The '393 patent purports to cover a substantial portion of the reformulated gasoline compositions that were required by the State of California when the Phase II regulations of the California Air Resources Board ("CARB") went into effect in March 1996. In the same lawsuit, UNOCAL filed a claim for infringement of the '393 patent against ARCO and the five other refiners. On July 15, 1997, the first phase of trial commenced and on October 14, 1997, the jury found in UNOCAL's favor on the issues of whether ARCO and the other refiners had infringed the '393 patent and whether that patent is valid. The jury also found that ARCO had produced approximately 149 million gallons of infringing gasoline during the first five months of production. On November 3, 1997, the jury found that each refiner owed UNOCAL $.0575 for each gallon of gasoline which infringed on UNOCAL's patent. The court has instructed the parties to establish a method for updating, through the date of judgment, the volumes of infringing gallons. The inequitable conduct phase was tried in December 1997 without a jury. To date, no decision on that phase has been rendered by the court. The last phase, in which UNOCAL seeks $2.6 million in attorneys fees, will be tried without a jury in March 1998. Final judgment is expected to be entered in May or June 1998, after which an appeal to the Court of Appeals for the Federal Circuit is available.

  On June 7, 1996, the case of Aguilar, et al. v. Atlantic Richfield, et al. (Case No. 700810) was brought in the Superior Court of California for the County of San Diego against ARCO and eight other refiner-marketers of CARB reformulated gasoline. The plaintiffs allege that the defendants conspired to restrict the supply, and thereby to raise the price, of CARB gasoline in violation of California state antitrust and unfair competition law. The plaintiffs seek to recover treble damages, restitution, attorneys fees, and injunctive relief. The court has certified a class of California residents who bought CARB gasoline after March 1, 1996 other than for resale. On October 17, 1997, the court granted the defendants' motion for summary judgment. On January 23, 1998, the court granted the plaintiffs' motion for a new trial. On January 23, 1998, the case of Gilley v. Atlantic Richfield, et al., [Case No. CV UU132BTM (RBB)] was filed in the United States District Court for the Southern District of California. The case, which is brought on behalf of a purported class of wholesale purchasers of CARB gasoline including lessee and contract gasoline dealers, claims violations of federal antitrust laws based upon factual allegations that are essentially the same as those contained in the Aguilar complaint.

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

  Certain substances are present in the soil and ground water at the site of a plant, formerly owned by ARCO Chemical and located in Monaca, Pennsylvania (Beaver Valley). In October 1997, ARCO Chemical, Beazer East, Inc. and the Pennsylvania Department of Environmental Protection ("PADEP") entered into a second consent agreement that acknowledged the completion of remedial investigations pursuant to the work plan performed under the 1994 consent agreement relating to the Beaver Valley site. The second consent agreement also conditionally approved the proposed remediation methods at the Beaver Valley site. Final approval of the remediation methods is subject to PADEP's approval of risk assessment studies to be submitted by ARCO Chemical. Under the second consent agreement, the monetary penalties contained in the 1994 consent agreement will be imposed only if ARCO Chemical fails to meet the deadlines for submitting the risk assessment studies to PADEP. Following the 1996 sale of the Beaver Valley plant assets to NOVA Chemicals Inc. ("NOVA"), NOVA agreed to assume ownership of certain portions of the Beaver Valley land, which was temporarily leased to NOVA until ARCO Chemical finalized the second consent agreement. Title to the leased land was transferred to NOVA in November 1997. ARCO Chemical will retain responsibility for the remediation of the land as required by the second consent agreement.

  In addition to the matters reported herein, from time to time, certain of ARCO's operating divisions and subsidiaries receive notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Such alleged violations may become the subject of enforcement actions or other legal proceedings and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                               ----------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of Registrant as of February 27, 1998.

 NAME, AGE AND PRESENT
 POSITION WITH ATLANTIC                  BUSINESS EXPERIENCE DURING PAST
       RICHFIELD                  FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ----------------------           ---------------------------------------------
Mike R. Bowlin, 55        Mr. Bowlin has been Chairman of the Board of ARCO since July
 Chairman of the Board    1995, Chief Executive Officer since July 1994, and a director
 and Chief Executive      since June 1992. He served as President (June 1993-January
 Officer                  1998), an Executive Vice President (June 1992-May 1993) and a
                          Senior Vice President of ARCO (August 1985-June 1992), Presi-
                          dent of ARCO International Oil and Gas Company (November
                          1987-June 1992), President of ARCO Coal Company (August 1985-
                          July 1987), a Senior Vice President of International Oil and
                          Gas Acquisitions (July 1987-November 1987), a Vice President
                          of ARCO (October 1984-July 1985) and a Vice President of ARCO
                          Oil and Gas Company (April 1981-December 1984). He has been an officer of the Company since 1984.

William E. Wade, Jr., 55  Mr. Wade has been President of ARCO since January 1998 and a
 President and Director   director since June 1993. He served as an Executive Vice
                          President (June 1993-January 1998) and a Senior Vice Presi-
                          dent of ARCO (May 1987-May 1993), President of ARCO Oil and
                          Gas Company (October 1990-May 1993), President of ARCO Alas-
                          ka, Inc. (July 1987-July 1990), a Vice President of ARCO
                          (1985-1987) and a Vice President of ARCO Exploration Company
                          (1981-1985). He has been an officer of the Company since
                          1985. He also serves as a Director of Vastar.

Anthony G. Fernandes, 52  Mr. Fernandes has been an Executive Vice President of ARCO
 Executive Vice           and a director since September 1994. He served as a Senior
 President and Director   Vice President of ARCO and President of ARCO Coal Company
                          (September 1990-September 1994), Vice President and Control-
                          ler of ARCO (July 1987-July 1990), a Vice President of ARCO
                          Oil and Gas Company (January 1985-July 1987) and a Vice Pres-
                          ident of Anaconda Minerals (May 1981-January 1985). He has been an officer of the Company since 1987. He also serves as
                          Chairman of the Board of ARCO Chemical.

Marie L. Knowles, 51      Mrs. Knowles has been an Executive Vice President and the
 Executive Vice           Chief Financial Officer of ARCO and a director since July
 President, Chief         1996. She served as a Senior Vice President of ARCO and Pres-
 Financial Officer and    ident of ARCO Transportation Company (June 1993- July 1996),
 Director                 Vice President and Controller of ARCO (July 1990-May 1993),
                          Vice President of Finance, Control and Planning of ARCO In-
                          ternational Oil and Gas Company (July 1988-July 1990), and
                          Assistant Treasurer of Banking of ARCO (October 1986-July
                          1988). She has been an officer of the Company since 1990. She also serves as a Director of ARCO Chemical and Vastar.

J. Kenneth Thompson, 46   Mr. Thompson has been an Executive Vice President of ARCO
 Executive Vice           since January 1998. He was a Senior Vice President of ARCO
 President                and President of ARCO Alaska, Inc. (June 1994-January 1998).
                          He was a Vice President of ARCO and a Vice President of ARCO
                          Exploration and Production Technology (June 1993-June 1994)
                          and a Senior Vice President, Western District of ARCO Oil and
                          Gas Company (January 1990-June 1993). He has been an officer of the Company since 1993.

Michael E. Wiley, 47      Mr. Wiley has been an Executive Vice President of ARCO since
 Executive Vice           March 1997 and a director since June 1997. He served as Chief
 President and Director   Executive Officer of Vastar (January 1994-March 1997) and
                          President (September 1993-March 1997). Prior to the formation of Vastar, he was Senior Vice President of ARCO (June 1993-
                          June 1994), President of ARCO Oil and Gas Company (June-Octo-
                          ber 1993) and Vice President of ARCO and Manager of ARCO Ex-
                          ploration and Production Technology (1991-1993). He has been an officer of the Company since 1997. He also serves as
                          Chairman of the Board of Vastar.

     NAME, AGE AND PRESENT                     BUSINESS EXPERIENCE DURING PAST
 POSITION WITH ATLANTIC RICHFIELD        FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 ---------------------------------       ---------------------------------------------
 H. L. Bilhartz, 51                      Mr. Bilhartz has been a Senior Vice President of ARCO since
  Senior Vice President                  July 1990 and President of ARCO Exploration and Production
                                         Technology since June 1994. He served as President of ARCO
                                         Alaska, Inc. (July 1990-May 1994), a Vice President of ARCO
                                         (June 1987-July 1990), President of ARCO Coal Company (July
                                         1987-July 1990), Vice President and Managing Director for
                                         ARCO British Limited and ARCO Netherlands in London (1985-
                                         1987), Vice President of Finance, Control and Planning of
                                         ARCO International Oil and Gas Company (1984-1985) and Vice
                                         President and District Manager for ARCO Oil and Gas Company
                                         (1983-1984). He has been an officer of the Company since
                                         1987.

 John B. Cheatham IV, 50                 Mr. Cheatham has been a Senior Vice President of ARCO since
  Senior Vice President                  December 1995. He was President of ARCO International Oil and
                                         Gas Company (December 1995-January 1998), Senior Vice Presi-
                                         dent, Operations and New Business Development (November 1993-
                                         November 1995) and Senior Vice President, New Business Ven-
                                         tures (November 1992-November 1993) of ARCO International Oil
                                         and Gas Company, and Senior Vice President, Eastern District
                                         (August 1991-November 1992) and Vice President, Southeastern
                                         District (November 1989-August 1991) of ARCO Oil and Gas Com-
                                         pany. He has been an officer of the Company since 1995.

 Terry G. Dallas, 47                     Mr. Dallas has been a Senior Vice President of ARCO since
  Senior Vice President                  November 1996 and Treasurer since January 1994. He was a Vice
  and Treasurer                          President of ARCO (June 1993-November 1996), the Vice
                                         President, Corporate Planning (June 1993-January 1994), and
                                         Assistant Treasurer, Corporate Finance of ARCO (1990-1993)
                                         and Manager, Finance, Control and Planning, ARCO British,
                                         Ltd. (1988-1990). He has been an officer of the Company since
                                         1993. He also serves as a Director of Vastar.

 Mark L. Hazelwood, 47                   Mr. Hazelwood has been a Senior Vice President of External
  Senior Vice President                  Affairs of ARCO since July 1997. He served as President of
                                         ARCO Alaska Transportation, Inc. (September 1996-July 1997),
                                         President of ARCO Pipe Line Company (1994-March 1996), Senior
                                         Vice President of Marketing of ARCO Oil and Gas Company
                                         (1991-1994), and Vice President and General Tax Officer of
                                         ARCO (August 1988-March 1991). He has been an officer of the
                                         Company since 1997.

 John H. Kelly, 43                       Mr. Kelly has been a Senior Vice President, Human Resources
  Senior Vice President                  of ARCO since January 1997. He was Vice President, Corporate
                                         Units Human Resources of ARCO (June 1993-January 1997) and
                                         Vice President, Human Resources of ARCO Oil and Gas Company
                                         (July 1991-June 1993). He has been an officer of the Company since 1993.

 Stephen R. Mut, 47                      Mr. Mut has been a Senior Vice President of ARCO since Sep-
  Senior Vice President                  tember 1994. He was President of ARCO Global Energy Ventures
                                         (August 1996-January 1998), President of ARCO Coal Company
                                         (September 1994-August 1996) and Senior Vice President of Op-
                                         erations of ARCO International Oil and Gas Company (1991-
                                         1994). He has been an officer of the Company since 1994. He also serves as a Director of ARCO Chemical.

 John M. Slater, 54                      Mr. Slater has been a Senior Vice President of ARCO since
  Senior Vice President                  July 1997 and President of ARCO Coal Company since August
                                         1997. He previously worked for BP Coal for 19 years. His most recent positions for BP were Chief Executive Officer BP Coal and Chairman, Kaltim Prima Coal.

     NAME, AGE AND PRESENT                      BUSINESS EXPERIENCE DURING PAST
 POSITION WITH ATLANTIC RICHFIELD        FIVE YEARS AND PERIOD SERVED AS OFFICER(a)(b)
 --------------------------------        ---------------------------------------------
Roger E. Truitt, 52                      Mr. Truitt has been a Senior Vice President of ARCO and
 Senior Vice President                   President of ARCO Products Company since November 1997. He was Senior Vice President, Asia Region, ARCO International
                                         Oil and Gas Company (November 1994-November 1997), a Senior
                                         Vice President of ARCO Products Company (January 1994-
                                         November 1994) and a Vice President of ARCO International Oil
                                         and Gas Company (December 1991-December 1993). He has been an officer of the Company since 1997.

Donald R. Voelte, Jr., 45                Mr. Voelte has been a Senior Vice President of ARCO since
 Senior Vice President                   April 1997. He previously worked for the Mobil Corporation for 22 years. His most recent position was President of Mobil
                                         Oil Company's New Exploration and Producing Ventures (1994-
                                         April 1997). He has been an officer of the Company since
                                         1997.

Bruce G. Whitmore, 53                    Mr. Whitmore has been the Senior Vice President, General
 Senior Vice President,                  Counsel and Corporate Secretary of ARCO since December 1994.
 General Counsel and                     He served as Vice President and General Counsel of ARCO Chem-
 Corporate Secretary                     ical Company (October 1990-December 1994) and as Associate
                                         General Counsel, Finance and Corporate Affairs of ARCO (June
                                         1986-September 1990). He has been an officer of the Company since 1994.

Allan L. Comstock, 54                    Mr. Comstock has been a Vice President and Controller of ARCO
 Vice President and                      since June 1993. He was a Vice President of ARCO Chemical
 Controller                              Company (October 1989-June 1993) and General Auditor of ARCO
                                         (November 1985-October 1989). He has been an officer of the
                                         Company since 1993.

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

  The following is a summary of the capital stock of ARCO as of December 31, 1997.

                                                         SHARES      SHARES
                                                       AUTHORIZED  OUTSTANDING
                                                       ----------- -----------
      $3.00 Preference Stock..........................      78,089      55,941
      $2.80 Preference Stock..........................     833,776     615,653
      Preferred Stock.................................  75,000,000          --
      Common Stock.................................... 600,000,000 320,369,895*

--------
*  Excludes treasury stock.

  Certain Open Market Stock Purchases. Pursuant to the 1985 Executive Long-Term Incentive Plan, as amended through July 28, 1997 (the "LTIP"), officers and key employees are eligible to receive shares of Common Stock upon exercises of stock options, surrender of dividend share credits, and upon grants of Restricted Stock. Pursuant to the compensation program for outside directors, effective January 1, 1998, outside directors are eligible to receive shares of Common Stock upon grants of Restricted Stock, including Restricted Stock granted in lieu of some or all of their cash compensation for serving as directors and in connection with the termination of the Outside Directors Retirement Plan. Pursuant to the Company's Capital Accumulation Plans, employees are eligible to receive Common Stock in satisfaction of employer and employee contributions thereunder. ARCO may satisfy these obligations by issuing new shares of Common Stock. From time to time ARCO may also purchase Common Stock on the open market and contribute it to treasury to provide for current and future obligations to deliver Common Stock under each of these plans; in addition, ARCO may purchase Common Stock on the open market and contribute it to treasury in satisfaction of its obligations upon conversion of the $3.00 Preference Stock and the $2.80 Preference Stock.

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

  Conversion Rights. Each share of $3.00 Preference Stock is convertible, at the option of the holder, into 13.6 shares of Common Stock of the Company at any time, and each share of $2.80 Preference Stock is convertible, at the option of the holder, into 4.8 shares of Common Stock of the Company at any time. These conversion rates are subject to adjustment as set forth in the Certificate of Incorporation. Shares of Preferred Stock would be convertible, if at all, on such terms as were designated by the Board of Directors.

  Voting Rights. The holders of $3.00 Preference Stock are entitled to sixteen votes per share; holders of $2.80 Preference Stock are entitled to four votes per share; and holders of Common Stock are entitled to one vote per share. Holders of $3.00 Preference and $2.80 Preference Stocks are entitled to vote cumulatively for directors; holders of Common Stock have no cumulative voting rights. The $3.00 Preference, $2.80 Preference and Common Stocks vote together as one class, except as provided by law and except as to certain matters which require a vote by the holders of $3.00 Preference Stock or by the holders of $2.80 Preference Stock as a separate class as set forth below.

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

                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                       1997                                   1996
                         ------------------------------------  -----------------------------------
                           4TH      3RD        2ND      1ST      4TH      3RD      2ND      1ST
                         -------  -------   --------- -------  -------  -------- -------- --------
Common Stock:
 Market price per share
   High................. $87 1/4  $86 15/16 $75 5/8   $69 3/8  $71 1/4  $64      $61 1/2  $59 15/16
   Low.................. $74      $67 3/8   $63 11/16 $62 3/16 $63 3/8  $57 3/16 $56 1/4  $53 3/4
 Cash dividends per
  share................. $0.7125  $0.7125   $0.7125   $0.6875  $0.6875  $0.6875  $0.6875  $0.6875
$3.00 Cumulative Con-
 vertible Preference
 Stock:
 Market price per share
   High................. $1,040   $ --      $977 1/2  $864 1/2 $873     $822 3/4 $822     $778 3/8
   Low.................. $1,040   $ --      $930      $864 1/2 $873     $794     $812 5/8 $748 1/2
 Cash dividends per
  share................. $0.75    $0.75     $0.75     $0.75    $0.75    $0.75    $0.75    $0.75
$2.80 Cumulative Con-
 vertible Preference
 Stock:
 Market price per share
   High................. $408     $408      $361 3/4  $330     $337 1/2 $305 1/8 $290 1/2 $283 5/8
   Low.................. $362 1/2 $331 3/16 $307      $300     $303 5/8 $277     $270 1/2 $260
 Cash dividends per
  share................. $0.70    $0.70     $0.70     $0.70    $0.70    $0.70    $0.70    $0.70

  Prices in the foregoing table are from the New York Stock Exchange composite tape. On February 27, 1998 the high price per share was $77 3/4 and the low price per share was $75 3/4.

  As of December 31, 1997, the approximate number of holders of record of Common Stock of ARCO was 85,100. The principal markets in which ARCO's Common Stock is traded are listed on the cover page.

  The quarterly dividend rate for Common Stock was increased to $0.7125 per share effective June 13, 1997. On January 26, 1998, a dividend of $0.7125 per share was declared on Common Stock, payable on March 13, 1998 to stockholders of record on February 13, 1998. Future cash dividends will depend on earnings, financial conditions and other factors; however, the Company presently expects that dividends will continue to be paid.

ITEM  6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for ARCO:

                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                        1997(1) 1996(1) 1995(2) 1994(3) 1993(4)
                                        ------- ------- ------- ------- -------
                                          (MILLIONS EXCEPT PER SHARE AMOUNTS)
Sales and other operating revenues..... $18,684 $18,592 $15,819 $15,035 $17,189
Net income.............................   1,771   1,663   1,376     919     269
Earned per share-basic (5).............    5.51    5.17    4.27    2.85     .83
Earned per share-diluted (5)...........    5.41    5.09    4.22    2.81     .82
Cash dividends per common share (5)....   2.825    2.75    2.80    2.75    2.75
Total assets...........................  25,322  25,715  23,999  24,563  23,894
Long-term debt and capital lease
 obligations...........................   4,414   5,593   6,708   7,198   7,089

--------
(1) See Notes 3 and 5 of Notes to Consolidated Financial Statements regarding unusual items and an extraordinary item on page 41.
(2) Dividends include a $0.05 per share redemption payment for Common Stock purchase rights.
(3) Includes after-tax gain of $273 million from issuance of stock by Vastar Resources, Inc. and a $210 million after-tax charge for the costs associated with the elimination of approximately 2,400 positions company wide.
(4) Includes charges of $404 million after tax related to the writedown for sale or other disposition of oil and gas properties and excess office space, and the costs associated with the elimination of approximately 1,300 positions.
(5) Restated for the effect of 100% stock dividend issued June 13, 1997.

                                                                            ARCO


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

[PHOTO APPEARS HERE]

Operating
     Review




ARCO had a number of operating achievements in 1997, including the discovery and certification of a major natural gas field in Indonesia. These achievements also included increases in production, a 164% reserves replacement and growth in earnings. ARCO's overriding goals are to increase global oil and natural gas production and reserves and the profitability and market share of its downstream refining and marketing segment.

     The Operating Review that follows explains the major changes in Exploration and Production, Refining and Marketing, and Chemicals as related to prices, production volumes, sales, and expenses for the years 1997 and 1996. Other operations, including Lower 48 pipelines, aluminum, coal and ARCO's divested interest in Lyondell Petrochemical Company (Lyondell), are also examined.

     The consolidated results of these operations are examined in relation to the Consolidated Statement of Income on page 28.

                                                                            ARCO


Results of Segment Operations
-----------------------------


Exploration and Production

Millions                                               1997    1996     1995
                                                      -----------------------
Net income                                            $1,347  $1,329   $ 784
Special items (benefit)                                   --      (7)    (23)
                                                      -----------------------
Operating results                                     $1,347  $1,322   $ 761
                                                      =======================

     Higher natural gas prices and continued growth in international natural gas volumes contributed to improved operating results. These factors were partially offset by higher operating and depreciation, depletion and amortization (DD&A) expenses associated with increased production. Exploration expense was also higher in 1997. In 1996, higher crude oil and natural gas prices, growth in natural gas volumes and lower exploration expenses combined to benefit earnings.


Natural Gas Production
Million cubic feet/day-net                           1997     1996     1995
                                                  --------------------------
U.S., including Vastar                              1,066    1,044      999
International
  United Kingdom                                      368      330      265
  Indonesia                                           314      311      270
  China                                               142       69       --
  Other                                                20       20       22
                                                  --------------------------
Total International                                   844      730      557


     International natural gas production increased 16% in 1997, reflecting increased production from the Yacheng 13 field in the South China Sea and from fields in the United Kingdom.

Average Natural Gas Sales Prices (per thousand cubic feet)

                           [BAR GRAPH APPEARS HERE]

                   U.S., including Vastar              International
                         $1.00                             $1.00
     97                  $2.04                             $2.64
     96                  $1.80                             $2.54
     95                  $1.35                             $2.56

     In 1996, international natural gas production increased as a result of the startup of the Yacheng 13 field and higher production volumes in the U.K. and Indonesia. A full year of production from the Gawain field contributed to the increase in U.K. natural gas sales. Production from Indonesian natural gas fields grew as a result of greater contract takes by purchasers.

Petroleum Liquids Production

Barrels/day-net                                    1997     1996     1995
                                                 ---------------------------
Prudhoe Bay                                       198,500  210,800  226,600
Kuparuk River                                     128,200  130,500  140,700
Greater Point McIntyre                             50,500   51,400   46,300
Lower 48, including Vastar                        180,700  171,800  169,500
International                                      82,600   66,100   66,800
                                                 ---------------------------
Total                                             640,500  630,600  649,900
                                                 ===========================

     In 1997, increased petroleum liquids production in the Lower 48 partially offset a net decrease in production from Alaskan fields, primarily Prudhoe Bay. ARCO's goal is to increase production modestly in the Lower 48 and stabilize production in Alaska after 1999. In late 1997, ARCO started production from the West Sak field in Alaska and started development of the Tarn and Alpine fields and other satellite discoveries. West Sak and the satellite discoveries will help stabilize production in Alaska. The 1997 decline in Alaska production was 4% compared with a 5% decline in 1996.

                             [PHOTO APPEARS HERE]

                                                                            ARCO


Average Petroleum Liquids Sales Prices (per barrel)

                           [BAR GRAPH APPEARS HERE]

                                U.S. including Vastar            International
                                      $10.00                        $10.00
     97                               $15.63                        $18.20
     96                               $16.07                        $19.02
     95                               $12.17                        $15.96


     The 25% increase in international petroleum liquids production reflected increased contributions from Algeria and Qatar along with new production from interests in Tunisia and Kazakhstan. These volumes were partially offset by a natural field decline in Indonesia. The overall increase in petroleum liquids production offset the decline in average petroleum liquids prices.

     In 1996, production from the Greater Point McIntyre fields increased but was more than offset by production declines in the Prudhoe Bay and Kuparuk River fields.



Refining and Marketing

  Millions                                          1997    1996    1995
                                                 ------------------------
  Net income                                      $  325  $  287  $  200
  Special items charge                                38      12      23
                                                 ------------------------
  Operating results                               $  363  $  299  $  223
                                                 ========================


     Improved operating results for ARCO's refining and marketing operations in 1997 reflected higher margins and sales volumes. The 6% increase in gasoline sales volumes was partially attributable to the integration of over 200 former Thrifty gasoline stations into ARCO's retailing network. Increased sales volumes more than offset the higher operating and selling expenses related to those stations.

     ARCO's goal is to increase the profitability and market share of its refining and marketing operations. A major cost reduction program was initiated in 1997 and starting in 1998, the company began operating gasoline stations in Vancouver, British Columbia.

     In 1996, higher refined product prices and sales volumes were partially offset by the impact of higher crude oil prices, higher prices and volumes of purchased refined products and increased operating costs associated with maintenance turnarounds and charges for environmental and other remediation.

     The 1997 special items charges primarily included an organizational restructuring to achieve greater operating efficiencies. The 1996 special items included a charge related to environmental and other remediation. The 1995 special items charges related to terminating certain contractual agreements and future environmental remediation.


Petroleum Products Sales

  Thousand barrels/day                                  1997    1996    1995
                                                     ------------------------
  Gasoline                                             281.9   266.4   256.8
  Jet                                                  117.3   117.0   106.2
  Distillate                                            76.6    69.0    69.1
  Other                                                 68.0    80.7    61.8
                                                     ------------------------
  Total                                                543.8   533.1   493.9
                                                     ========================

     ARCO increased its refining capacity as a result of modifications and debottlenecking projects completed in 1996 that were necessary to make reformulated gasolines. The volume increase in other sales in 1996 reflected the sale of intermediate products, produced in larger quantity as a result of turnarounds which limited gasoline production. To support its growing market volumes, refined products were purchased from third parties to supplement ARCO's refinery production in both 1997 and 1996.

                             [PHOTO APPEARS HERE]

                                                                            ARCO


Chemicals

  Millions                                                1997   1996   1995
                                                         --------------------
  ARCO Chemical
    Net income (reported)                                $ 111  $ 348  $ 508
    ARCO's share*                                        $ 128  $ 320  $ 460


* Reflects ARCO's share of ARCO Chemical net income after segment adjustments, primarily for interest expense and minority interest.



     ARCO Chemical Company's (ARCO Chemical) reported earnings for 1997 included an after-tax charge of $116 million for its organizational restructuring and asset review programs. The operating earnings decline reflected lower product margins and higher scheduled plant turnaround costs. ARCO Chemical's selling, general and administrative expenses decreased in 1997, compared to 1996, as it began to realize some of the initial benefits of its restructuring program.

     Volumes for core products (propylene oxide (PO), PO derivatives and isocyanates) increased by 16%, compared to 1996. The increase reflected higher volumes of PO derivatives, which benefited from improved demand and temporary industry supply shortages of certain products. Core product sales also included higher toluene di-isocyanate (TDI) volumes due to the December 1996 Olin acquisition.

     In 1996, ARCO Chemical's earnings declined primarily as a result of lower styrene monomer (SM) margins. SM sale prices fell more than raw material costs, because production from increased industry capacity depressed SM market prices.

                             [PHOTO APPEARS HERE]

     In 1997, ARCO Chemical continued to move forward with its plans to build a worldscale PO/SM plant in Rotterdam, the Netherlands, and expand its existing PO/SM capacity in Channelview, Texas.


Other Operations

  Millions                                               1997   1996   1995
                                                        --------------------
  Net income                                            $ 257  $ 200  $ 394
  Special items charge                                     17      6     10
                                                        --------------------
  Operating results                                     $ 274  $ 206  $ 404
                                                        ====================


     Results from ARCO's other operations included the earnings from Lower 48 pipeline, coal and aluminum operations as well as ARCO's equity in the earnings of Lyondell. Following the settlement of ARCO's 9% Exchangeable Notes with Lyondell stock in September 1997, ARCO no longer holds an interest in Lyondell.

     The increase in 1997 earnings and the decrease in 1996 earnings primarily reflected fluctuations in earnings from ARCO's 49.9% interest in Lyondell. In 1997, ARCO earned $119 million from its equity interest in Lyondell, compared to $53 million and $194 million in 1996 and 1995, respectively.

     The 1997 special items primarily included restructuring charges for coal and Lower 48 pipeline operations. The 1996 special items included a net after-tax charge for the writedown of ARCO's interest in the Point Arguello Pipeline, partially offset by a gain on a pipeline sale. The 1995 special items included a charge related to coal operations for the impact on deferred taxes of an Australian tax rate increase.

     In April 1997, ARCO announced its intent to divest its worldwide coal business which has coal mining operations in the United States and Australia. The coal business is no longer considered part of the company's core growth agenda. The manner of disposition is currently under study.

                                                                            ARCO


Unallocated Items

  Millions                                             1997     1996    1995
                                                    --------------------------
  Unallocated benefit (expense)                     $  (156)  $  (27)  $  38
  Interest                                             (303)    (446)   (500)
  Gain on disposition of Lyondell
     common stock                                       291       --      --
  Extraordinary loss on extinguishment of
     debt                                              (118)      --      --
                                                    --------  ------   ------
  Total                                             $  (286)  $(473)   $(462)
                                                    ========  ======   ======


     The increase in the unallocated net expense in 1997 primarily resulted from charges of $184 million after tax for future environmental remediation and reclamation. These charges related both to current operations and natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations, as well as the adoption of a new environmental accounting standard. Interest revenue was also lower in 1997. The increase in unallocated expense in 1997 was partially offset by tax benefits related to affiliate stock transactions.

     In September 1997, all of ARCO's 9% Exchangeable Notes due September 15, 1997 with an outstanding principal amount of $988 million were settled with Lyondell common stock owned by ARCO. ARCO then sold its remaining Lyondell shares in a privately negotiated transaction in late September. ARCO realized an aggregate pretax gain of $633 million, or $291 million after tax, on the two transactions.

     The company incurred a loss of $192 million before tax, or $118 million after tax, on early retirement of long-term debt during 1997. The early retirements will result in a pretax reduction in interest expense of approximately $100 million in 1998.

     In 1996 and 1995, the company received insurance settlements related to certain past environmental expenses. The benefits from those settlements were greater in 1995. In addition, the recording of final charges for previously reported personnel reductions, and less interest income from short-term investments resulted in an after-tax expense in 1996, compared to a net benefit in 1995.




Impact of the Year 2000 Issue

                             [PHOTO APPEARS HERE]

The Year 2000 issue arises from computer programs having been written using two digits rather than four to designate the year. Date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, causing operational disruptions.

     ARCO will spend approximately $20 million to avoid potential Year 2000 problems. Plans call for accounting, inventory, revenue, and financial system modifications to be completed by the first quarter of 1999, with the bulk of this work completed by the end of 1998.

                                                                            ARCO

Consolidated Statement of Income
--------------------------------


                                                                    December 31,
Millions, except per share amounts                        1997     1996     1995
                                                      --------------------------
REVENUES
Sales and other operating revenues                     $18,684  $18,592  $15,819
Other revenues                                             588      577      920
                                                      --------------------------
Total revenues                                          19,272   19,169   16,739
                                                      ==========================

EXPENSES
Trade purchases                                          7,881    7,949    6,116
Operating expenses                                       4,372    3,953    3,790
Selling, general and administrative expenses             1,083    1,018    1,029
Depreciation, depletion and amortization                 1,746    1,633    1,641
Exploration expenses (including undeveloped
 leasehold amortization)                                   508      413      523
Taxes other than income taxes                              766      800      717
Interest                                                   422      668      750
Unusual items                                              250       26       --
                                                      --------------------------
Total expenses                                          17,028   16,460   14,566
                                                      ==========================

Income before gain on investee stock transaction         2,244    2,709    2,173
Gain on disposition of Lyondell Petrochemical
 Company stock                                             633       --       --
                                                      --------------------------
Income before income taxes, minority interest and
 extraordinary item                                      2,877    2,709    2,173
Provision for taxes on income                              920      941      687
Minority interest in earnings of subsidiaries               68      105      110
                                                      --------------------------
Net income before extraordinary item                     1,889    1,663    1,376
Extraordinary loss on extinguishment of debt, net of
 income taxes of $74 million                               118       --       --
                                                      --------------------------
Net income                                             $ 1,771  $ 1,663  $ 1,376
                                                      ==========================
Net income per share:
 Basic                                                 $  5.51  $  5.17  $  4.27
 Diluted                                               $  5.41  $  5.09  $  4.22
Weighted average equivalent shares outstanding:
 Basic                                                   321.2    321.7    321.7
 Diluted                                                 327.4    326.5    326.5

See Notes on pages 38 through 51.

Results of Consolidated Operations
----------------------------------

ARCO's earnings continued to grow in 1997. The earnings increase primarily reflected higher natural gas prices and volumes, lower interest expense, and higher refined product margins. Partially offsetting factors were higher DD&A and exploration expenses, as well as lower earnings from ARCO Chemical.

     In 1996, operating results benefited from higher crude oil and natural gas prices, increased natural gas volumes, higher refining and marketing volumes, and lower exploration and interest expense. These combined benefits were partially offset by lower earnings from ARCO's chemical interests.

                                                                            ARCO

Earnings from Consolidated Operations

 Millions                                         1997     1996    1995
                                                -------------------------
 Net income                                     $1,771   $1,663  $1,376
-------------------------------------------------------------------------
 Special items (benefit) charge                    (65)       -     (45)
-------------------------------------------------------------------------
 Operating results                              $1,706   $1,663  $1,331
                                                =========================

-------------------------
Special items after tax
-------------------------
 Millions                                         1997     1996     1995
                                                --------------------------
 Gain on disposition of Lyondell
   Petrochemical Company
   stock                                        $ (291)  $    -   $    -
 Tax-related benefits                             (248)       -        -
 Insurance settlements                               -      (47)     (82)
 Environmental charges                             184       19       30
 Restructuring charges                             141       19        -
 Loss on debt redemptions                          118        -        -
 Other, net                                         31        9        7
                                                --------------------------
 Total (benefit) charge                         $  (65)  $    -   $  (45)
                                                ==========================

Revenues

     The 1997 exploration and production revenues reflected higher natural gas production volumes and prices, partially offset by decreased natural gas marketing activity. Effective September 1, 1997, Vastar Resources, Inc. (Vastar) contributed certain of its natural gas marketing operations to a joint venture with the Southern Company. As a result of the transfer of those operations, the natural gas marketing sales and purchases volumes for 1997 were lower compared to the same period in 1996. The natural gas marketing sales will significantly decrease in future years as the result of Vastar's joint venture, which is accounted for on the equity method.

Sales and Other Operating Revenues

  Millions                                         1997      1996      1995
                                                -----------------------------
  Exploration and production                    $ 9,548   $ 9,353   $ 8,376
  Refining and marketing                          6,856     6,939     5,555
  Chemicals                                       3,995     3,955     4,282
  Other operations                                  832       977     1,012
  Intersegment eliminations                      (2,547)   (2,632)   (3,406)
                                                -----------------------------
  Total                                         $18,684   $18,592   $15,819
                                                =============================

     In 1996, exploration and production revenues reflected higher crude oil and natural gas prices, increased natural gas marketing activity and higher natural gas production volumes. These increases were partially offset by decreased crude oil trading activity.

     The majority of the increase in natural gas marketing and production volumes was generated by Vastar, where natural gas revenues increased from $1.3 billion in 1995 to $2.5 billion in 1996. The remainder of the increase came from production in China, the U.K. and Indonesia.

Natural Gas Trade Sales and Purchases Volumes

  Million cubic feet/day                             1997     1996     1995
                                                   -------------------------
  Sales
    Marketing                                       1,804    2,049    1,231
    Production                                      1,910    1,774    1,556
                                                   --------------------------
  Total trade sales                                 3,714    3,823    2,787
  Marketing purchases                               1,865    2,132    1,312

     In 1997, increased refining and marketing sales volumes were more than offset by the expiration near the end of 1996 of a crude-oil-for-refined-product exchange agreement.

     In 1997, increased net chemicals volumes were substantially offset by lower average sales prices. Increased chemicals volumes reflected higher PO derivatives volumes, which benefited from improved demand and temporary industry supply shortages for certain products. Contributing to the lower chemicals prices were the effects of a stronger U.S. dollar, stronger competition in PO derivatives and TDI markets, the expiration of most of ARCO Chemical's long-term fixed-fee methyl tertiary butyl ether (MTBE) contracts and excess SM industry capacity.

     In 1997, revenues from other operations declined primarily as the result of lower coal sales volumes.

     In 1996, increased refining and marketing sales revenues reflected higher refined products prices and volumes. Decreased chemicals sales revenues reflected a decline in chemical products prices and volumes.

Other Revenues

     Other revenues declined in 1996 primarily because of lower earnings from ARCO's equity interest in

                                                                            ARCO

Lyondell and lower benefits from insurance settlements and a lower average balance of short-term investments.

Expenses

    ARCO's 1997 trade purchases were lower primarily as a result of decreased natural gas marketing activity, partially offset by increased purchases of refined products. Natural gas purchases will significantly decrease in future years as a result of Vastar's joint venture with the Southern Company. In 1996, trade purchases were higher as a result of increased natural gas marketing activity and increased third-party purchases of refined products. Prices for purchased volumes of natural gas, crude oil and refined products were also higher in 1996.

    In 1997, operating expenses included charges of $300 million before tax for future environmental remediation and reclamation. These charges related both to current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations, as well as the adoption of a new environmental accounting standard. In addition, higher operating costs included costs associated with increased production from Rhourde El Baguel in Algeria and other new field production and scheduled plant turnaround maintenance expenses at ARCO Chemical.

    ARCO's 1996 operating expenses included higher oil and gas lease operating and other support costs for new international operations, partially offset by lower operating costs in Alaska. In addition, refining and marketing and coal operating expenses were higher in 1996. The refining and marketing expenses were associated with maintenance turnarounds, marketing improvements and charges for environmental and other remediation. The coal expenses were associated with increased production volumes and maintenance.

    The higher depreciation, depletion and amortization in 1997 reflected new crude oil and natural gas production from international operations.

    In 1997, ARCO's international exploration operations incurred increased geological and geophysical expense and dry hole costs. In 1996, the lower exploration expense primarily reflected lower dry hole costs in ARCO's international exploration and production operations.

    The lower taxes other than income taxes in 1997 primarily result from the impact of lower crude oil prices and volumes on U.S. production taxes. In 1996, the higher taxes other than income taxes primarily reflected the impact of higher crude oil prices on U.S. production taxes and the impact of higher crude oil prices and production volumes in the U.K.

    The reversal of reserves for tax-related interest which resulted from the partial resolution of certain federal and state income tax audits and reduction in long-term debt resulted in a decline in interest expense in 1997. In 1996, the decline in interest expense reflected lower average long-term debt balances outstanding during the year, compared to prior years.

    Unusual items in 1997 were organizational restructuring charges primarily for ARCO Chemical, ARCO's refining and marketing operations and corporate headquarters. The charge for the ARCO Chemical organizational restructuring and other ARCO Chemical management actions was $175 million before tax. See Note 3 to Consolidated Financial Statements regarding unusual items. In 1996, unusual items were final charges for previously reported personnel reductions, the majority of which were reported as unusual items in 1994.

Income Taxes

    The company's effective tax rate was 32.0% in 1997, compared to 34.7% in 1996 and 31.6% in 1995. The lower effective tax rate in 1997 primarily reflected the net effect of affiliate stock transactions.

    The higher effective tax rate in 1996 primarily reflected a decrease in the benefit from the dividends received tax deduction and the absence of a 1995 foreign deferred asset valuation allowance benefit.

                                                                            ARCO

Consolidated Balance Sheet
--------------------------

                                                                   December 31,
Millions                                                     1997          1996
                                                          ---------------------
ASSETS

Current assets:
 Cash and cash equivalents                                $   533      $ 1,460
 Short-term investments                                       222          784
 Accounts receivable                                        1,588        1,936
 Inventories                                                1,004          995
 Prepaid expenses and other current assets                    229          258
                                                          ---------------------
 Total current assets                                       3,576        5,433
                                                          ---------------------

Investments and long-term receivables:
 Investments accounted for on the equity method             1,194        1,174
 Other investments and long-term receivables                1,872        1,188
                                                          ---------------------
                                                            3,066        2,362
Net property, plant and equipment                          16,998       16,195
Deferred charges and other assets                           1,682        1,725
                                                          ---------------------
Total assets                                              $25,322      $25,715
                                                          =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                            $ 1,599      $ 1,157
 Accounts payable                                           1,292        1,443
 Long-term debt due within one year                           188        1,102
 Taxes payable                                                390          438
 Other                                                      1,276        1,163
                                                          ---------------------
 Total current liabilities                                  4,745        5,303
                                                          ---------------------

Long-term debt                                              4,414        5,593
Deferred income taxes                                       3,083        2,884
Other deferred liabilities and credits                      3,621        3,450
Minority interest                                             779          684
                                                          ---------------------
Total liabilities                                          16,642       17,914
                                                          ---------------------

Stockholders' equity:
 Preference stocks                                              1            1
 Common stock, $2.50 par value;
   shares issued 322,719,890 (1997), 161,086,174 (1996)
   shares outstanding 320,369,895 (1997), 161,082,043
   (1996)                                                     807          403
 Capital in excess of par value of stock                      640          628
 Retained earnings                                          7,054        6,592
 Treasury stock                                              (170)          (1)
 Equity adjustments                                           348          178
                                                          ---------------------
Total stockholders' equity                                  8,680        7,801
                                                          ---------------------

Total liabilities and stockholders' equity                $25,322      $25,715
                                                          =====================

See Notes on pages 38 through 51.

                                                                            ARCO

Consolidated Statement of Cash Flows
------------------------------------

                                                                                      December 31,
Millions                                                      1997            1996            1995
                                                           ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                $ 1,771         $ 1,663         $ 1,376
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                  1,746           1,633           1,641
   Dry hole expense and undeveloped leasehold
    amortization                                               235             209             317
   Gain on disposition of Lyondell Petrochemical
    Company stock                                             (291)              -               -
   Extraordinary loss on extinguishment of debt                118               -               -
   Income from equity investments                             (150)            (74)           (243)
   Dividends from equity investments                           102              77              89
   Cash payments (greater) less than noncash
    provisions                                                 247            (220)           (183)
   Minority interest in earnings of subsidiaries                68             105             110
   Net gain on asset sales                                     (59)            (41)            (16)
   Deferred income taxes                                        91              11              26
   Changes in working capital accounts                        (158)            121            (204)
   Other                                                         2             (79)              6
                                                           ---------------------------------------
 Net cash provided by operating activities                   3,722           3,405           2,919
                                                           ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to fixed assets, including dry hole costs        (2,985)         (2,141)         (1,699)
 Net cash provided by short-term investments                   558             778           1,500
 Acquisition of businesses                                       -            (576)              -
 Investment in/advances to LUKARCO                            (227)              -               -
 Investment in LUKOIL and Zhenhai securities                     -            (218)           (252)
 Proceeds from asset sales                                     197             208              66
 Investments and long-term receivables                        (204)           (515)            (73)
 Other                                                          56              85             (92)
                                                           ---------------------------------------
 Net cash used by investing activities                      (2,605)         (2,379)           (550)
                                                           ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                               (1,741)           (861)         (1,138)
 Proceeds from issuance of long-term debt                      413             680             178
 Net cash provided (used) by notes payable                     466             (79)           (293)
 Dividends paid                                               (908)           (887)           (902)
 Treasury stock purchases                                     (256)            (57)            (39)
 Other                                                          (4)            100             (31)
                                                           ---------------------------------------
 Net cash used by financing activities                      (2,030)         (1,104)         (2,225)
                                                           ---------------------------------------
 Effect of exchange rate changes on cash                       (14)              1              (1)
                                                           ----------------------------------------
 Net increase (decrease) in cash and cash equivalents         (927)            (77)            143
 Cash and cash equivalents at beginning of year              1,460           1,537           1,394
                                                           ----------------------------------------
 Cash and cash equivalents at end of year                  $   533         $ 1,460         $ 1,537
                                                           =======================================

See Notes on pages 38 through 51.

                                                                            ARCO

Analysis of Cash Flows and Financial Condition
----------------------------------------------

1997 Cash Inflows - (millions)
-----------------------------

                           [PIE CHART APPEARS HERE]

Operations                      $3,722
Short-term debt                 $  466
Short-term investments          $  558
Long-term debt                  $  413
Other                           $  253

Driven by investment opportunities to achieve ARCO's growth goals, ARCO's 1998 capital spending program includes $3.8 billion for additions to fixed assets, compared to $3.0 billion in 1997. Future capital expenditures remain subject to business conditions affecting the industry, as well as changes in environmental rules and regulations and the tax laws.

    Cash and cash equivalents and short-term investments totaled $755 million at year-end 1997, short-term borrowings were $1.6 billion and long-term debt due within one year was $188 million.

    In 1997, the company used approximately $1.7 billion in cash for repayment of long-term debt. Approximately $1 billion of that total was used for the early retirement of debt. By retiring this high-coupon debt, the company will have better opportunities to adjust its debt portfolio using a combination of short- and long-term debt and floating rate as well as fixed rate debt as ARCO continues to invest in its businesses.

1998 Adds to Fixed Assets - (millions)
-------------------------------------

[PIE CHART APPEARS HERE]

International Exploration
 & Production                   $1,260
Vastar                          $  660
Alaska                          $  515
Other Lower 48                  $  160
Refining & Marketing            $  600
ARCO Chemical                   $  565
Other                           $   20

1997 Cash Outflows - (millions)
------------------------------

[PIE CHART APPEARS HERE]

Adds to fixed assets            $2,985
Long-term debt                  $1,741
Dividends                       $  908
Other                           $  691

    Primarily as a result of the long-term debt redemptions in July 1997 and the increased use of short-term borrowing, the company is in a working capital deficit position of approximately $1.2 billion at December 31, 1997. It is expected that future cash requirements for working capital, capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.

    At December 31, 1997, ARCO had unused committed bank credit facilities totaling $3.1 billion and ARCO Chemical had an unused bank credit facility totaling $500 million. Vastar had an unused revolving credit facility of $1.1 billion.

    In September 1997, ARCO exchanged substantially all of its 39.9 million shares of Lyondell stock in full payment of the $988 million principal amount of 9% Exchangeable Notes due September 15, 1997.

    Effective June 13, 1997, ARCO declared a 2-for-1 stock split in the form of a 100% stock dividend and a 4% increase in the quarterly dividend.

Environmental Matters

    ARCO is subject to federal, state and local environmental laws and regulations that require the company to remove or mitigate the effect on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites. ARCO is currently participating in environmental assessments and cleanups at numerous sites under these

                                                                            ARCO

laws and may in the future be involved in additional environmental assessments and cleanups.

Environmental Reserves

Millions                     1997         1996         1995
                            -------------------------------
Beginning balance           $ 577        $ 658        $ 670
Charges                       300           49          101
Payments                     (110)        (130)        (113)
                            -------------------------------
Ending balance              $ 767        $ 577        $ 658
                            ===============================

    The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs (such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites), it is possible that actual costs could exceed the amount accrued by as much as $500 million. See Notes 4 and 13 to Consolidated Financial Statements regarding environmental matters.

    In addition to the provision for environmental remediation costs, $1 billion has been accrued for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and for the estimated costs of restoration and reclamation of land associated with such facilities.


Market-Sensitive Instruments and Risk Management
------------------------------------------------

The following discussion of the company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

    This analysis presents the hypothetical loss in earnings, cash flows or fair value of the financial instruments, derivative instruments, and derivative-commodity instruments which are held by the company at December 31, 1997 and are sensitive to changes in interest rates, foreign exchange rates and commodity prices.

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

    In the normal course of business, the company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not represented in the following analyses.

Interest Rate Risk

    The fair value of the company's cash and short-term investment portfolio at December 31, 1997, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for

                                                                            ARCO

the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

    At December 31, 1997, the fair value of notes payable approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the company's weighted average short-term borrowing rate at December 31, 1997, and was not materially different from the year-end carrying value.

    The fair value of the company's long-term debt, including current maturities, was estimated to be $5.4 billion at December 31, 1997, and exceeded the carrying value by $798 million. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the company's weighted average long-term borrowing rate at December 31, 1997, or $185 million.

Foreign Exchange Rate Risk

    The company has bought foreign currency contracts (principally involving European currencies and Australian dollars) to hedge anticipated foreign currency commitments and future cash flows from overseas operations with varying maturities ranging from 1998 to 2000.

    The hypothetical loss in cash flows of the combined foreign-exchange positions at year end is estimated to be $17 million. A hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar), is assumed. The future cash flows were translated to U.S. dollars by using the hypothetical exchange rate and the cash value of the currency contract, multiplied by the difference between the hypothetical and strike exchange rates to the contract amount.

    At December 31, 1997, approximately $1 billion of financial instruments, primarily short-term debt, were denominated in foreign currencies. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar), the fair value of those instruments would increase by $80 million.

Commodity Price Risk

    From time to time, the company uses various hedging arrangements, predominantly natural gas swaps and crude oil futures and options, to manage the company's exposure to price risk from its natural gas and petroleum liquids production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the company's exposure to decreases in price associated with the hedging community, they also limit the benefit the company might otherwise have received from any price increases associated with the hedged commodity.

    At December 31, 1997, ARCO had entered into a series of crude oil futures and options contracts and a series of forward natural gas contracts. Based on year-end forward prices ARCO had a net deferred loss of $5 million on those contracts. The hypothetical incremental loss in earnings for the combined commodity positions at year end is estimated to be $14 million, assuming an increase in crude oil and natural gas year-end forward prices of 10%.

    To calculate the hypothetical loss, the relevant parameters of the commodity contracts are the type of commodity and the delivery price. The hypothetical loss on the commodity contracts was estimated by calculating the cash value of the contracts as the difference between the hypothetical and contract delivery prices, then multiplying it by the contract amount.

Equity Price Risk

    Other investments at December 31, 1997, included marketable equity securities which are recorded at a fair value of $1.4 billion, including net unrealized gains of $979 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is $140 million.

                                                                            ARCO

Consolidated Statement of Changes in Stockholders' Equity
---------------------------------------------------------

                                  Common Stock    Preference    Capital in     Treasury Stock          Equity     Retained
Millions                         Shares  Dollars    Stock     Excess of Par   Shares   Dollars*     Adjustments   Earnings    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1995           160.8     $402     $    1            $647      0.1   $    (5)       $(109)        $5,342   $6,278
Net income                                                                                                           1,376    1,376
Common stock dividends                                                                                                (900)    (900)
Preference stock dividends                                                                                              (2)      (2)
Common stock issued                 0.1       --                         --                                                      --
Treasury stock purchases                                                         0.3       (39)                                 (39)
Treasury stock issued                                                   (15)    (0.3)       39                                   24
Unrealized gain on securities                                                                            27                      27
Foreign currency translation                                                                             34                      34
Minimum pension liability                                                                               (40)                    (40)
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1995         160.9     $402     $    1            $632      0.1   $    (5)       $ (88)        $5,816   $6,758
====================================================================================================================================
Net income                                                                                                           1,663    1,663
Common stock dividends                                                                                                (885)    (885)
Preference stock dividends                                                                                              (2)      (2)
Common stock issued                 0.2        1                         12                                                      13
Treasury stock purchases                                                         0.5       (57)                                 (57)
Treasury stock issued                                                   (16)    (0.5)       61                                   45
Unrealized gain on securities                                                                           236                     236
Foreign currency translation                                                                             (2)                     (2)
Minimum pension liability                                                                                32                      32
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1996         161.1     $403     $    1            $628      0.1   $    (1)       $ 178         $6,592   $7,801
====================================================================================================================================
Net income                                                                                                           1,771    1,771
Common stock dividends                                                                                                (906)    (906)
Preference stock dividends                                                                                              (2)      (2)
100% stock dividend               161.3      403                                                                      (403)      --
Common stock issued                 0.3        1                          8                                                       9
Treasury stock purchases                                                         3.5      (256)                                (256)
Treasury stock issued                                                     4     (1.3)       87                                   91
Unrealized gain on securities                                                                           381                     381
Foreign currency translation                                                                           (185)                   (185)
Minimum pension liability                                                                               (26)                    (26)
Other                                                                                                                    2        2
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1997         322.7     $807     $    1            $640      2.3   $  (170)       $ 348         $7,054   $8,680
====================================================================================================================================

*At cost
See Notes on pages 38 through 51.


Devaluation of the Indonesian Rupiah
------------------------------------

The company's exploration and production operations in Indonesia are likely to be affected by the recent devaluation in that country's currency. While the company's natural gas sales are made in U.S. dollars, ARCO customers may lower their contract takes, resulting in lower revenues and net income in 1998. In addition, customers may have difficulty making payments on natural gas purchases, which are made in U.S. dollars. Substantially all of the Indonesian natural gas sales projected for 1998 are covered by standby letters of credit, which are due to be renewed, issued by two Indonesian state banks.

    ARCO Chemical's Asia Pacific revenues and assets, including Indonesia, were not material to ARCO's consolidated financial condition or results of operations in 1997.

                                                                            ARCO

Safe Harbor*
-----------

From time to time ARCO's management may wish to make forward-looking statements to more fully inform existing and potential security holders regarding various matters. Such statements are generally accompanied by words such as estimate, project, predict or expect, that convey the uncertainty of future events or outcomes.

Price, Political, Economic and Regulatory Instability

    Volatility in prices and margins affects all of the company's businesses. Volatility is caused by a number of factors, including changes in market supply and demand balances and fluctuations in political, regulatory and economic climates throughout the world.

    The ability to operate ARCO's businesses is dependent on the politics and regulations in the U.S. and in the particular geographic regions where the company operates. The ability to negotiate and implement specific projects in a timely and favorable manner may be impacted by political considerations unrelated to or beyond the control of the company.

Exploration and Production

    Projections as to the level of future earnings are based on assumptions as to the future prices of crude oil and natural gas. Any substantial or extended decline in actual prices could have a material adverse effect on ARCO's financial position, results of operations and on the quantities of crude oil and natural gas reserves that may be economically produced.

    Projecting future rates of oil and gas production is inherently imprecise. Production rates of oil and gas reservoirs generally decline. Future production rates can be affected by price volatility and the company's ability to replace depleting reservoirs. There can be no assurances as to the level or timing of success, if any, that the company will have in acquiring or finding and developing economically recoverable reserves.

Refining and Marketing

    Overall profitability of the company's refining and marketing operations depends heavily on the margin between the price of crude oil and/or purchased products and the sales price of products produced and/or purchased. Volumes produced and margins historically have been volatile and are impacted by market demand, regulatory changes (particularly environmental regulations regarding gasoline), the price of crude oil, and the ability of regional refiners and the company to provide a sufficient supply of refined products.

Chemicals

    Results of chemical operations typically are cyclical and depend heavily on the margin between the price of raw materials and sales prices of products produced. They are also influenced by changes in the cost of raw materials, the availability of substitutes and changes in the industry capacity and in the supply/demand balance.

Operating Hazards

    Operations are subject to various hazards common to the industry, including explosions, fires, uncontrollable spills, and damage from severe weather conditions.


*The company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act and Section 21B of the Exchange Act and is including this statement in order to do so.

                                                                            ARCO

Notes to Consolidated Financial Statements
------------------------------------------

Note 1 Accounting Policies

     ARCO's accounting policies conform to generally accepted accounting principles, including the "successful efforts" method of accounting for oil and gas producing activities.

Principles of Consolidation

     The consolidated financial statements include the accounts of all subsidiaries, ventures and partnerships in which a controlling interest is held, including ARCO Chemical Company and Vastar Resources, Inc., of which ARCO owned 82.3% and 82.2% of the outstanding shares, respectively, at December 31, 1997. ARCO also consolidates its interests in undivided interest pipeline companies and in oil and gas and coal mining joint ventures. ARCO uses the equity method of accounting for companies where its ownership is between 20% and 50% and for other ventures and partnerships in which an effective controlling interest is not held.

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

Stock-based Compensation

     Employee stock options are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25.

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

                                                                            ARCO

     The conditions that must be met for a derivative instrument to qualify as a hedge are: (1) the item to be hedged exposes the company to price or interest rate risk; (2) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and
(3) at the inception of the hedge and throughout the hedge period there is a high correlation between changes in market value of the derivative instrument and fair value of the underlying items being hedged.

     Deferral accounting is used for the following types of transactions (if the instrument qualifies as a hedge): future crude oil and natural gas production, fixed-price crude oil and natural gas purchase and sale commitments, U.S. dollar-denominated debt issued by a foreign subsidiary, debt denominated in a foreign currency or anticipated foreign currency commitments. Under the deferral method, gains and losses are deferred and included in other assets or accrued liabilities until the designated underlying item is recognized in income. Recognized gains and losses under the deferral method are recorded in sales and other operating revenues, other revenues or trade purchases depending on the underlying item associated with the derivative instrument. Instruments typically used in these transactions are crude oil and natural gas swap and price collar contracts and some foreign currency swap, forward and option contracts.

     The accrual method of accounting is used for interest rate swap agreements entered into by the company which convert the interest rate on variable-rate debt to a fixed rate. Under the accrual method, each net payment or receipt due or owed under the derivative instrument is recognized in income during the period to which the payment or receipt relates. Amounts to be paid or received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities.

     The fair value method of accounting is used for any derivative instrument that does not qualify as a hedge. The fair value method, whereby gains and losses associated with changes in fair value of a derivative instrument are recognized currently in income or stockholders' equity, is used for the following derivative instruments: foreign currency forward and option contracts associated with anticipated future cash flows related to overseas operations and foreign currency swap contracts associated with foreign-denominated intercompany debt with maturities exceeding one year. Presently, changes in fair value of all transactions accounted for under this method are recognized currently in income and reported as other revenues.

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

Earnings per Share

     Basic earnings per share is based on the average number of common shares outstanding during each period. Diluted earnings per share includes certain outstanding options and all convertible or potentially issuable securities. All historical earnings per share have been restated to give effect to the 100% stock dividend effective June 13, 1997.

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

                                                                            ARCO

Notes to Consolidated Financial Statements
------------------------------------------


Note 2 Segment Information


                                                                               1997
                                       ----------------------------------------------------------------------------------
Millions                                     Exploration    Refining &                            Unallocated
                                            & Production     Marketing    Chemicals   All Other         Items    Totals
                                       ----------------------------------------------------------------------------------
Sales and other operating revenue:
  U.S.                                           $ 7,918        $6,853       $2,446      $  521        $    3   $17,741
  International                                    1,630             3        1,549         293            15     3,490
Intersegment revenues                             (2,171)          (17)        (263)        (81)          (15)   (2,547)
                                       ----------------------------------------------------------------------------------
Total                                              7,377         6,839        3,732         733             3    18,684
Income (loss) from equity affiliates                   5             8           (2)        139             -       150
Interest revenue                                      12             3            2           4           104       125
Interest expense                                       -             -            -           -           422       422
Depreciation, depletion and amortization           1,184           226          229          70            37     1,746
Income tax expense (benefit)                         653           161           70          56           (20)      920
Net income (loss)                                  1,347           325          128         257          (286)    1,771
Investment in equity affiliates                      336            98           47         713             -     1,194
Property, plant and equipment (net):
  U.S.                                             6,734         2,714        1,774         881           153    12,256
  International                                    3,496             -          760         486             -     4,742
Additions to fixed assets                          2,276           330          263         113             3     2,985
Segment assets                                    13,269         3,561        4,116       2,742         1,634    25,322

                                                                               1996
                                       ----------------------------------------------------------------------------------
Sales and other operating revenue:
  U.S.                                           $ 7,966        $6,934       $2,363      $  594        $    -   $17,857
  International                                    1,387             5        1,592         362            21     3,367
Intersegment revenues                             (2,311)          (28)        (180)        (92)          (21)   (2,632)
                                       ----------------------------------------------------------------------------------
Total                                              7,042         6,911        3,775         864             -    18,592
Income (loss) from equity affiliates                  13             -           (1)         62             -        74
Interest revenue                                       1             1            2           3           186       193
Interest expense                                       -             -            -           -           668       668
Depreciation, depletion and amortization           1,061           227          222         107            16     1,633
Income tax expense (benefit)                         767           150          136          68          (180)      941
Net income (loss)                                  1,329           287          320         200          (473)    1,663
Investment in equity affiliates                       94             -           54       1,026             -     1,174
Property, plant and equipment (net):
  U.S.                                             6,434         2,621        1,723         858           194    11,830
  International                                    2,866             -          899         600             -     4,365
Additions to fixed assets                          1,684           121          244          84             8     2,141
Segment assets                                    11,838         3,380        4,394       3,168         2,935    25,715

                                                                               1995
                                       ----------------------------------------------------------------------------------
Sales and other operating revenue:
  U.S.                                           $ 7,207        $5,555       $2,505      $  604        $    3   $15,874
  International                                    1,169             -        1,777         378            27     3,351
Intersegment revenues                             (2,908)         (195)        (195)        (81)          (27)   (3,406)
                                       ----------------------------------------------------------------------------------
Total                                              5,468         5,360        4,087         901             3    15,819
Income (loss) from equity affiliates                  14             -           14         215             -       243
Interest revenue                                       4             -            3           2           203       212
Interest expense                                       -             -            -           -           750       750
Depreciation, depletion and amortization           1,063           219          233         105            21     1,641
Income tax expense (benefit)                         422           121          230          92          (178)      687
Net income (loss)                                    784           200          460         394          (462)    1,376
Investment in equity affiliates                       95             -           75         541             -       711
Property, plant and equipment (net):
  U.S.                                             6,472         2,729        1,346         857           200    11,604
  International                                    2,215             -          947         589             -     3,751
Additions to fixed assets                          1,190           212          195          90            12     1,699
Segment assets                                    10,468         3,165        4,135       2,645         3,586    23,999

                                                                            ARCO

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No.131, "Disclosure about Segments of an Enterprise and Related Information." ARCO has three reportable segments: exploration and production (E&P), refining and marketing (R&M) and chemicals. The segments were determined based upon types of products produced/sold by each segment. Segment performance is evaluated based upon net income, excluding interest expense and minority interests in consolidated subsidiaries.

     The E&P segment is an aggregation of several business units engaged in one or more of the following: the worldwide exploration, development and production of petroleum, including petroleum liquids (crude oil, condensate and natural gas liquids) and natural gas; the purchase and sale of petroleum liquids and natural gas; and the transportation via pipeline of petroleum liquids within the State of Alaska. The company's investment in the LUKARCO joint venture and LUKOIL common stock are included in the E&P segment as well.

     The R&M segment comprises the refining of crude oil, primarily from the North Slope of Alaska; the marketing of petroleum products, primarily in the West Coast region of the U.S.; and the transportation of petroleum and petroleum products via ocean-going tankers, primarily between Alaska and the West Coast. The company's equity investment in Zhenhai Refining and Chemical Company is included in the R&M segment as well. The chemicals segment comprises the worldwide manufacture and sale of chemical products, including propylene oxide and derivatives, toluene di-isocyanate, styrene monomer and methyl tertiary butyl ether.

     Revenue from other operating segments is attributable to the following: the mining and sale of coal in the western U.S. and Australia; the pipeline transportation and storage of petroleum and petroleum products in the 48 contiguous United States; the processing and marketing of aluminum sheet. The company's equity interest in Lyondell Petrochemical Company is included with other operating segment information until September 1997 when ARCO disposed of its interest.

     Intersegment sales were made at prices approximating current market value.


Note 3 Unusual Items

     During 1997, the company recorded pretax charges of $250 million for several restructuring actions. ARCO Chemical Company announced a charge of $175 million consisting of $75 million of personnel-related costs, $23 million of exit costs, and $77 million related to the review of certain assets including $52 million of valuation adjustments. In a separate action, ARCO accrued an additional $75 million in personnel-related costs, related to organizational restructuring, primarily in refining and marketing operations and corporate headquarters. The following table summarizes the personnel-related costs of both actions.

($ Millions)                                                  Funded          Unfunded
                                         Short-term        Long-Term         Long-term
Terminations                               Benefits/(a)/    Benefits/(b)/     Benefits/(c)/    Total
-------------------------------------------------------------------------------------------------------
1,200                                          $133               $5               $12          $150

(a) Severance and ancillary benefits
(b) Net increase in pension benefits to be paid from assets of qualified pension plans.
(c) Net increase in non-qualified pension benefits and other postretirement benefits to be paid from Company funds.

     As of December 31, 1997, approximately 480 employees have been terminated and approximately $14 million of short-term benefits have been paid. Payments do not correlate with the number of terminations because certain short-term benefits may be deferred.

Note 4 Accounting Changes

     Effective January 1, 1997, the company adopted Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." The provisions include standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The effect of initially applying the provisions of SOP 96-1 in 1997 was a decrease in the company's net income of $30 million, or $0.09 per share (basic and diluted).

Note 5 Extraordinary Item

     During 1997, ARCO retired debt with a face value of $756 million prior to maturity. The debt repurchases resulted in an extraordinary charge of $118 million against net income, after tax of $74 million.

     The impact of the extraordinary item on basic and diluted earnings per share was as follows:


Millions                                                         Basic   Diluted
                                                   -------------------------------
Income before extraordinary item                     $ 1,889   $  5.88   $  5.77
Extraordinary loss                                      (118)    (0.37)    (0.36)
                                                   -------------------------------
Net income                                           $ 1,771   $  5.51   $  5.41
                                                   ===============================

                                                                            ARCO

Notes to Consolidated Financial Statements
------------------------------------------

Note 6 Inventories

     Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. In 1997, approximately 83% of inventories, excluding materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are determined predominantly on an average cost basis.

     Total inventories at December 31 comprised the following:


Millions                                                 1997     1996
                                                     ------------------
Crude oil and petroleum products                      $   247  $   204
Chemical products                                         439      488
Other products                                             43       48
Materials and supplies                                    275      255
                                                     ------------------
Total                                                 $ 1,004  $   995
                                                     ==================

     The excess of the current cost of inventories over book value was approximately $271 million and $293 million at December 31, 1997 and 1996, respectively.

Note 7 Investments

     At December 31, 1997 and 1996, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from two days to 22 months. These investments were principally included in short-term investments. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At December 31, 1997 and 1996, all investments were classified as available-for-sale and investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

     The following summarizes investments at December 31:

Millions                                                 1997        1996
                                                     ----------------------
Aggregate fair value                                  $ 1,897     $ 2,311
Gross unrealized holding losses                             1           3
Gross unrealized holding gains                           (985)       (365)
                                                     ----------------------
Amortized cost                                        $   913     $ 1,949
                                                     ======================

     Investment activity for the years ended December 31 was as follows:


Millions                                                 1997        1996
                                                     ----------------------
Gross purchases                                       $ 6,902     $ 7,799
Gross sales                                             1,753       2,371
Gross maturities                                        6,111       5,920

     Gross realized gains and losses were insignificant and were determined by the specific identification method.

Note 8 Fixed Assets

     Property, plant and equipment at December 31 was as follows:

                                             1997              1996
                                    ----------------------------------
Millions                              Gross      Net    Gross      Net
                                    ----------------------------------
Exploration and production          $25,145  $10,230  $23,238  $ 9,300
Refining and marketing                5,017    2,714    4,743    2,621
Chemicals                             4,149    2,534    4,152    2,622
Other operations                      2,117    1,367    2,197    1,458
Unallocated                             358      153      407      194
                                    ----------------------------------
Total                               $36,786  $16,998  $34,737  $16,195
                                    ==================================

     Expenses for maintenance and repairs for 1997, 1996 and 1995 were $506 million, $497 million and $475 million, respectively.

Note 9 Short-term Borrowings and Bank Credit Facilities

     Notes payable consist primarily of commercial paper issued to a variety of financial investors and institutions and any amounts outstanding under ARCO or ARCO Chemical credit facilities. The weighted average interest rate on notes payable outstanding at December 31, 1997 and 1996, was 6.7% and 5.7%, respectively.

     In 1997, ARCO and certain wholly owned subsidiaries had committed bank credit facilities of approximately $3.1 billion. At December 31, 1997, there were no borrowings under these committed facilities.

     ARCO Chemical maintains its own credit facility, not guaranteed by ARCO, under which it may borrow up to $500 million. At December 31, 1997, there were no borrowings against this credit facility.

     At December 31, 1997, ARCO had unused letters of credit totaling approximately $480 million.

                                                                            ARCO

Note 10 Long-term Debt

     Long-term debt at December 31 comprised the following:

Millions                                                         1997    1996
                                                              -----------------
8 1/4%, due in 2022                                             $  245  $  250
8 1/2%, due in 2012                                                178     178
8 3/4%, due in 2032                                                159     198
9% exchangeable notes, due in 1997                                   -     988
9%, due in 2021                                                    209     286
9%, due in 2031                                                     97     136
9 1/8%, due in 2011                                                253     300
9 1/8%, due in 2031                                                155     345
9 7/8%, due in 2016                                                181     450
10 1/4%, due in 2000                                                 -     250
10 7/8%, due in 2005                                               410     500
Medium-Term Notes -- A Series, 8.70%/(a)/                          182     197
Medium-Term Notes -- B Series, 8.34%/(a)/                          250     250
ARCO Tresop Notes, 5.06%/(a)/                                      163     224
Variable rate, due in 2031, 3.80%/(a)/                             265     265
Variable rate, due in 2032 6.66%/(a)/                              108       -
ARCO Chemical:
  9.375%, due in 2005                                              100     100
  9.8%, due in 2020                                                224     224
  9.9%, due in 2000                                                200     200
  10.25%, due in 2010                                              100     100
  French bank loans, 7.2%/(a)/                                      33      55
  Dutch bank loans                                                 149     173
Vastar:
  Commercial paper, 6.2%/(a)/                                      373     554
  6.95%, due in 2006                                                75      75
  6.96%, due in 2007                                                75       -
  8 3/4%, due in 2005                                              149     149
Other                                                              269     248
                                                              -----------------
Total, including debt due within one year                        4,602   6,695
Less debt due within one year                                      188   1,102
                                                              -----------------
Long-term debt                                                  $4,414  $5,593
                                                              =================

(a) Weighted average of interest rates at December 31, 1997.

     Maturities for the five years subsequent to December 31, 1997, are as follows:

Millions      1998    1999    2000   2001    2002
             -------------------------------------
Maturities    $188    $143    $219    $66    $584

     In 1996, Vastar established a $1.1 billion Commercial Paper Program for issuance of unsecured notes with maturities of up to 270 days from the date of issue. Vastar has agreed to maintain credit lines sufficient to support payment on the notes.

     In 1996, Vastar consolidated existing unsecured revolving credit agreements into a single facility. As of December 31, 1997, commitments under this facility, as amended to date, totaled $1.1 billion. The commitment expires March 31, 2002. During 1997, no debt was outstanding under this facility. The credit facility is not guaranteed by ARCO. The agreement contains covenants, the most restrictive of which require Vastar to maintain certain financial ratios and minimum levels of tangible stockholders' equity and restrict encumbrance of assets.

     ARCO periodically enters into interest rate swap agreements with the objective of managing interest rate risk by converting the interest rate on variable-rate debt to a fixed rate. The fixed rate is accrued and charged to interest expense through the term of the interest rate swap agreement. All interest rate swaps are intended to be held until maturity. At December 31, 1997, ARCO Chemical had outstanding interest rate swaps on one loan of 300 million Dutch guilders (approximately $149 million) due in 2002. The swaps mature when the related debt becomes due. The swaps effectively change the loan's floating interest rate to a fixed rate of 4.8%.

     At December 31, 1997 and 1996, approximately $180 million and $230 million, respectively, of long-term debt was denominated in foreign currencies.

     No material amounts of long-term debt are collateralized by ARCO assets.

Note 11 Interest

     Interest for the years ended December 31 comprised the following:


Millions                                  1997    1996    1995
                                       ------------------------
Long-term debt                           $ 491   $ 579   $ 637
Short-term debt                             95      83      90
Other /(a)/                               (117)     28      72
                                       ------------------------
                                           469     690     799
Capitalized interest                       (47)    (22)    (49)
                                       ------------------------
Total interest expense                   $ 422   $ 668   $ 750
                                       ========================
Total interest paid in cash              $ 469   $ 675   $ 780
                                       ========================
Interest income                          $ 125   $ 193   $ 212
                                       ========================

(a) Includes $145 million reversal from partial tax audit settlements in 1997.

                                                                            ARCO

Notes to Consolidated Financial Statements
------------------------------------------

Note 12 Financial Instruments and Fair Value

     ARCO does not hold or issue financial instruments for trading purposes.

     ARCO enters into various types of foreign currency forward, option and swap contracts. Foreign currency forward and option contracts are used to minimize foreign exchange exposures associated with U.S. dollar-denominated debt issued by a foreign subsidiary, anticipated foreign currency commitments and anticipated future cash flows related to overseas operations. Foreign currency swap contracts are used to minimize foreign exchange exposures related to foreign-denominated intercompany debt with maturities exceeding one year.

     At December 31, 1997, the notional amounts of foreign currency contracts outstanding (principally involving European currencies and Australian dollars) were approximately $613 million, with various maturities ranging from 1998 to 2000. At December 31, 1996, the notional amounts of foreign currency contracts outstanding were approximately $804 million.

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

     ARCO also uses various hedging arrangements to manage the exposure to price risk for future natural gas and crude oil transactions. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities until realized in sales and other operating revenues as the physical production required by the contracts is delivered. During 1997, Vastar entered into a series of natural gas swap and price collar agreements which at December 31, 1997, covered 201 million cubic feet per day of its 1998 natural gas production. These swap agreements will serve as hedges which secure prices on these volumes at an average price of $2.13 per thousand cubic feet for 1998 (on a Henry Hub basis).

     At December 31, the carrying value and estimated fair value of ARCO's financial instruments are shown as assets (liabilities) in the table below:

                                        1997                 1996
                             ------------------------------------------
Millions                       Carrying      Fair   Carrying      Fair
                                  Value     Value      Value     Value
                             ------------------------------------------
Non-derivatives:
  Short-term investments        $   222   $   222    $   784   $   784
  Equity method investments       1,194     1,204      1,174     1,779
  Other investments and
   long-term receivables          1,872     1,872      1,188     1,188
  Notes payable                  (1,599)   (1,599)    (1,157)   (1,157)
  Long-term debt, including
   current maturities            (4,602)   (5,400)    (6,695)   (7,213)
Derivatives:
  Foreign currency forwards     $    (1)  $    (1)   $   (14)  $   (14)
  Foreign currency options            4         4          6         6
  Foreign currency swaps              3         2         (4)       (4)
  Interest rate swaps on debt        --        --         (1)       (3)
  Oil & gas price swaps              (7)       (7)       (21)      (21)
  Commodity futures                   2         2         (6)       (6)

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

                                                                            ARCO

Note 13 Other Commitments and Contingencies

     ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States and private plaintiffs against Exxon, Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies (including ARCO, which owns approximately 22%). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to the liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its other owner companies.

     ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, two purported classes and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units. ARCO is also the subject of or party to other pending or threatened legal actions.

     The State of Montana is seeking recovery from ARCO of $764 million based on alleged injuries to natural resources resulting from mining and mineral processing businesses formerly operated by Anaconda, ARCO's predecessor in Montana. ARCO is contesting this demand.

     ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These require ARCO to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, perform certain restoration work on these sites and to pay damages for loss of use and non-use values. ARCO is currently participating in environmental assessments and cleanups under these laws at federal Superfund and state-managed sites, as well as other clean-up sites. ARCO may in the future be involved in additional environmental assessments and cleanups, including restoration of natural resources and damages for loss of use and non-use values. The amount of future costs will depend on such unknown factors as the nature and extent of contamination, the timing, extent and method of remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties. Environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO.

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At December 31, 1997, the environmental remediation accrual was $767 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

     ARCO's environmental remediation accrual covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party (PRP) for 133 sites. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the accrual. ARCO's future costs at these sites could exceed the amount accrued by as much as $500 million.

     Approximately 58% of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total accrual. Substantially all amounts accrued are expected to be paid out over the next five to six years.

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

                                                                            ARCO


Notes to Consolidated Financial Statements
------------------------------------------

     The operations and consolidated financial position of ARCO continue to be affected by domestic and foreign political developments as well as legislation, regulations and litigation pertaining to restrictions on production, imports and exports, tax increases, environmental regulations, cancellation of contract rights and expropriation of property. Both the likelihood of such occurrences and their overall effect on ARCO vary greatly and are not predictable.

     These uncertainties are part of a number of items that ARCO has taken and will continue to take into account in periodically establishing reserves.

Note 14 Taxes

     The income tax provision for the years ended December 31 comprised the following:

Millions                                           1997      1996      1995
                                                ---------------------------
Federal:
  Current                                       $   614   $   662   $   497
  Deferred                                          129        (9)       42
                                                ---------------------------
                                                    743       653       539
Foreign:
  Current                                           117       155       108
  Deferred                                          (35)       24       (40)
                                                ---------------------------
                                                     82       179        68
State:
  Current                                            98       113        56
  Deferred                                           (3)       (4)       24
                                                ---------------------------
                                                     95       109        80
                                                ---------------------------
Total provision for taxes on income               $ 920   $   941   $   687
                                                ===========================
Total income taxes paid in cash                   $ 831   $   930   $   785
                                                ===========================

     A deferred tax expense of $242 million and $144 million was recorded in 1997 and 1996, respectively, related to unrealized investment gains included in stockholders' equity.

     Major components of the net deferred tax liability at December 31 were as follows:

Millions                                                     1997      1996
                                                        ----------------------
Depreciation, depletion and amortization                $  (3,713) $  (3,741)
Other                                                        (878)      (510)
                                                        ----------------------
Total deferred tax liabilities                             (4,591)    (4,251)
                                                        ----------------------
Dismantlement and environmental                               604        518
Postretirement benefits                                       321        330
Foreign excess tax basis/loss carryforwards                   279        299
Other                                                         431        350
                                                        ----------------------
Total deferred tax assets                                   1,635      1,497
                                                        ----------------------
Valuation allowance                                          (127)      (130)
                                                        ----------------------
Net deferred income tax liability                       $  (3,083) $  (2,884)
                                                        ======================

     The valuation allowance was $113 million at December 31, 1995.

     Taxes other than income taxes for the years ended December 31 comprised the following:

Millions                                           1997      1996      1995
                                                 ---------------------------
Property                                         $  189   $   178   $   180
Production/severance                                397       445       343
Other                                               180       177       194
                                                 ---------------------------
Total                                             $ 766   $   800   $   717
                                                 ===========================

     ARCO has foreign loss carryforwards of $490 million which begin expiring in 1998.

     The domestic and foreign components of income before income taxes and minority interest, and a reconciliation of income tax expense with tax at the effective federal statutory rate for the years ended December 31 were as follows:

                                                                  1997                       1996                     1995
                                                       ------------------------   ------------------------  -----------------------
Millions                                               Amount   % Pretax Income   Amount   % Pretax Income  Amount  % Pretax Income
                                                       ------------------------   ------------------------  -----------------------
Income before income taxes:
  Domestic                                             $2,582           89.7      $2,279         84.1        $1,896       87.3
  Foreign                                                 295           10.3         430         15.9           277       12.7
                                                       ------------------------   ------------------------  -----------------------
Total                                                  $2,877          100.0      $2,709        100.0        $2,173      100.0
                                                       ========================   ========================  =======================
Tax at 35%                                             $1,007           35.0      $  948         35.0        $  761       35.0
Increase (reduction) in taxes resulting from:
  Dividend exclusion                                      (33)          (1.1)        (15)        (0.6)          (54)      (2.5)
  Taxes on foreign income in excess of statutory rate      32            1.1          41          1.5            46        2.1
  Affiliate stock transactions                           (109)          (3.8)         --           --            --         --
  Disposition of equity investment                         90            3.1          --           --            --         --
  Foreign deferred tax asset valuation                     --             --          28          1.0           (30)      (1.4)
  State income taxes (net of federal effect)               62            2.2          71          2.6            52        2.4
  Tax credits                                            (106)          (3.7)        (95)        (3.5)          (81)      (3.7)
  Other                                                   (23)          (0.8)        (37)        (1.3)           (7)      (0.3)
                                                       ------------------------   ------------------------  -----------------------
Provision for taxes on income                          $  920           32.0      $  941         34.7        $  687       31.6
                                                       ========================   ========================  =======================


                                                                            ARCO


Note 15 Retirement Plans

     The following table sets forth the plans' funded status and amounts recognized in the balance sheet at December 31:

                                                                                   1997                            1996
                                                                      ------------------------------  ------------------------------
                                                                      Assets Exceed    Accumulated    Assets Exceed    Accumulated
                                                                       Accumulated       Benefits      Accumulated       Benefits
Millions                                                                 Benefits     Exceed Assets      Benefits     Exceed Assets
                                                                      ------------------------------  ------------------------------
Actuarial present value of benefits:
  Vested benefits                                                         $(2,285)          $(249)        $(2,131)          $(213)
  Non-vested benefits                                                         (37)             (4)            (31)             (1)
                                                                      ------------------------------  ------------------------------
  Accumulated benefits                                                     (2,322)           (253)         (2,162)           (214)
  Effect of future projected salary increases                                (254)            (31)           (359)            (78)
                                                                      ------------------------------  ------------------------------
  Projected benefit obligation (PBO)                                       (2,576)           (284)         (2,521)           (292)
Plan assets at fair value, primarily stocks and bonds                       3,100               1           2,895               2
                                                                      ------------------------------  ------------------------------
PBO(greater) less than plan assets                                            524            (283)            374            (290)
Unrecognized net loss                                                          76             115             178             123
Prior service cost not yet recognized in net periodic pension cost            129              20             136              22
Remaining unrecognized (asset) obligation from transition                    (234)              5            (263)              7
Adjustment for minimum liability                                                -            (110)              -             (76)
                                                                      ------------------------------  ------------------------------
Prepaid pension asset (liability) recognized in the balance sheet         $   495           $(253)        $   425           $(214)
                                                                      ==============================  ==============================

     ARCO and its subsidiaries have defined benefit pension plans to provide pension benefits to substantially all employees. The benefits are based on years of service and the employee's compensation, primarily during the last three years of service. ARCO's funding policy is to make annual contributions as required by applicable regulations. ARCO accrues pension costs based on an actuarial valuation for each plan and funds the plan through contributions to trust funds that are kept apart from company funds.

     The assumptions used as of December 31 in determining the pension cost and pension liability were as follows:

Percent                                             1997    1996    1995
                                                   ----------------------
Discount rate                                        7.0    7.25     7.0
Rate of salary progression                           4.0     5.0     5.0
Long-term rate of return
  on assets                                         10.5    10.5    10.5

     Pension costs related to ARCO-sponsored plans, on a pretax basis, for the years ended December 31 were as follows:

Millions                                            1997    1996    1995
                                                   ----------------------
Service cost-benefits earned
  during the period                                $  73   $  79   $  62
Interest cost on PBO                                 196     198     195
Actual (return) loss on plan assets                 (427)   (454)   (517)
Net amortization and deferral                        130     190     272
                                                   ----------------------
Net pension (income) cost                          $ (28)  $  13   $  12
                                                   ======================

Note 16 Other Postretirement Benefits

     ARCO and its subsidiaries sponsor defined postretirement benefit plans which provide other postretirement benefits to substantially all employees who retire with ARCO having rendered the required years of service, and to their spouses and eligible dependents. Health care benefits are provided primarily through comprehensive indemnity plans or health maintenance organizations
(HMOs), as chosen by the employee. Beginning January 1, 1997, ARCO paid for the cost of the benchmark HMO with employees responsible for the differential cost, if any, of their selected option. Previously, ARCO paid approximately 80% of the cost of a comprehensive indemnity plan. This change resulted in an unrecognized prior service benefit. Life insurance benefits are based primarily on the employee's final compensation and are partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree. ARCO has the right to modify the plans at any time.

     ARCO's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis.

     The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation (APBO) were as follows:

Percent                                             1997    1996    1995
                                                   ----------------------
Discount rate                                        7.0    7.25     7.0
Rate of salary progression                           4.0     5.0     5.0

                                                                            ARCO



Notes to Consolidated Financial Statements
------------------------------------------

     ARCO accrues postretirement benefit costs based on actuarial calculations for each plan. Net postretirement benefit costs for the years ended December 31 included the following:

                                             1997                              1996                                1995
                             ------------------------------------------------------------------------------------------------------
                               Health        Life                Health        Life                Health          Life
Millions                        Care       Insurance    Total     Care      Insurance    Total      Care        Insurance    Total
                             ------------------------------------------------------------------------------------------------------
Service cost-benefits
 earned during the period       $  8        $   3      $ 11      $   7       $   3       $  10      $   8         $   2     $  10
Interest cost on APBO             30           13        43         32          13          45         49            13        62
Net amortization                 (15)           -       (15)       (13)          -         (13)         -            (1)       (1)
                             ------------------------------------------------------------------------------------------------------

Net postretirement benefit
 cost                           $ 23        $  16      $ 39      $  26       $  16       $  42      $  57         $  14     $  71
                             ======================================================================================================

     The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for the health plans is 9% for 1995 and 1996, 7% for 1997 to 2001, and 5% thereafter. The effect of a one-percentage-point increase in the assumed trend rate would increase the APBO as of December 31, 1997, by approximately $52 million, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately $5 million.

     The plans' combined postretirement benefit liability at December 31 was as follows:

                                                                              1997                             1996
                                                                   -----------------------------------------------------------
Millions                                                           Health     Life    Total          Health    Life     Total
                                                                    Care   Insurance                  Care   Insurance
                                                                   -----------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
 Retirees                                                          $(345)    $(156)   $(501)         $(370)    $(153)  $(523)
 Employees fully eligible                                            (18)       (7)     (25)           (16)       (7)    (23)
 Other active participants                                           (98)      (31)    (129)           (88)      (33)   (121)
                                                                   -----------------------------------------------------------
 Total APBO                                                         (461)     (194)    (655)          (474)     (193)   (667)
Unrecognized prior service (benefit) cost                           (217)        2     (215)          (233)        2    (231)
Unrecognized net (gain) loss                                          46       (14)      32             65       (13)     52
                                                                   -----------------------------------------------------------
Accrued postretirement benefit cost recognized
 in the balance sheet                                              $(632)    $(206)   $(838)         $(642)    $(204)  $(846)
                                                                   ===========================================================

Note 17 Lease Commitments

     Capital lease obligations are recorded at the present value of future rental payments. The related assets are amortized on a straight-line basis.

     At December 31, 1997, future minimum rental payments due under leases were as follows:

                                                   Capital     Operating
Millions                                            Leases        Leases
                                                  ----------------------
1998                                              $      3      $    249
1999                                                     3           209
2000                                                     3           178
2001                                                     3           120
2002                                                     3           103
Later years                                             67           632
                                                  ----------------------
Total minimum lease payments                            82      $  1,491
                                                                ========
Imputed interest (rates ranging from
  9.75% to 12%)                                         56
                                                  ---------
Present value of minimum lease
  payments included in long-term debt             $     26
                                                  ======================

     Minimum future rental income under noncancellable subleases at December 31, 1997, amounted to $63 million.

     Operating lease net rental expense for the years ended December 31 was as follows:

Millions                                 1997         1996          1995
                                        --------------------------------
Minimum rentals                         $ 257        $ 215        $  225
Contingent rentals                          1            2            10
Sublease rental income                    (11)         (11)          (12)
                                        --------------------------------
Net rental expense                      $ 247        $ 206        $  223
                                        ================================

     No restrictions on dividends or on additional debt or lease financing exist under ARCO's lease commitments. Under certain conditions, options exist to purchase certain leased properties.

                                                                            ARCO

Note 18 Stock Options

     Options to purchase shares of ARCO's common stock have been granted to executives, outside directors and key employees. The exercise price of each option is equal to the fair market value of common stock at the date of grant. These options become exercisable in varying installments and expire 10 years after the date of grant. Options granted prior to 1997 vest over two years in equal installments. Options granted in 1997 vest equally over three years. Transactions during 1997, 1996 and 1995 were as follows (restated to give effect to June 13, 1997 100% stock dividend):

                                                       Weighted Average
                                                         Exercise Price
                                       -----------------------------------
Balance, January 1, 1995                   7,147,484            $ 52.13
Granted                                      973,196              54.50
Exercised                                   (442,172)             43.66
Cancelled                                     (2,236)             52.11
                                       -----------------------------------
Balance, December 31, 1995                 7,676,272            $ 52.92
                                       ===================================
Granted                                    1,101,834              56.61
Exercised                                 (1,110,326)             46.15
Cancelled                                    (34,358)             58.47
                                       -----------------------------------
Balance, December 31, 1996                 7,633,422            $ 54.41
                                       ===================================
Granted                                    1,414,048              64.47
Exercised                                 (1,022,100)             52.21
Cancelled                                    (18,224)             61.18
                                       -----------------------------------
Balance, December 31, 1997                 8,007,146            $ 56.45
                                       ===================================

     A summary of ARCO's fixed stock options as of December 31, 1997, 1996 and 1995, was as follows:

                                        1997           1996        1995
                                 ----------------------------------------
Shares available for option        6,605,106      8,672,714   7,166,892
Options exercisable                6,064,856      6,067,976   6,149,752
Weighted average exercise
  price of options exercisable      $  54.58       $  54.01    $  52.89
Weighted average fair value
  of options granted during
  the year                          $  14.27       $  25.90    $  28.63
Used to calculate fair value:
  Risk-free interest rate               6.38%          6.00%       7.36%
  Expected life (years)                   10             10          10
  Expected volatility                  18.17%         14.42%      17.33%
  Expected dividends                    4.29%          0.00%       0.00%

     At December 31, 1997, exercise prices for options outstanding ranged from $39.50 to $85.875 and the weighted average remaining contractual life was
5.92 years.

     ARCO applies APB 25 in accounting for its fixed stock options. Accordingly, no compensation cost has been recognized for options granted. The pro forma impact to net income and earnings per share from calculating compensation expense consistent with the fair value method under SFAS No. 123 was less than 1% for the years ended December 31, 1997, 1996 and 1995.

     Beginning in 1997, ARCO awards contingent performance-based restricted stock to executives and key employees. The number of shares of restricted stock ultimately issued depends on the attainment of certain performance criteria over a specified evaluation period. Restricted stock ultimately issued is subject to a two-year restriction on transferring.

     During 1997, 326,688 shares of contingent performance-based restricted stock were awarded at a weighted-average price of $64.06, net of forfeitures and retirements, with varying evaluation periods. During 1997, 62,422 shares of restricted stock were issued, net of forfeitures, at a weighted-average price of $63.63. During 1997, $23 million was recognized as expense for performance-based restricted stock.

     Holders of options granted prior to 1997 accrue dividend share credits
(DSCs) on all shares under option. The amount of DSCs accrued is determined based upon the quarterly dividend rate and fair market value of ARCO common stock as of each quarterly record date. Upon exercise of options, holders receive additional shares of common stock equal to DSCs accumulated. DSC activity during 1997 was as follows:


Accrued                                                       2,039,102
Paid out                                                       (396,250)
Cancelled                                                          (287)
                                                           ---------------
Balance, December 31, 1997                                    1,642,565
                                                           ===============

     During 1997, $35 million was recognized as expense for DSCs.

Note 19 Stockholders' Equity

     Detail of capital stock as of December 31 was as follows:

                                                1997               1996
                                         ----------------------------------
$3.00 Cumulative convertible
  preference stock, par $1:
   Shares authorized                            78,089             78,089
   Shares issued and outstanding                55,941             60,759
   Aggregate value in liquidation
    - (thousands)                            $   4,475           $  4,861
$2.80 Cumulative convertible
  preference stock, par $1:
   Shares authorized                           833,776            833,776
   Shares issued and outstanding               615,653            673,855
   Aggregate value in liquidation
    - (thousands)                            $  43,096           $ 47,170
Common stock, par $2.50:
   Shares authorized                       600,000,000        600,000,000
   Shares issued                           322,719,890        161,086,174
   Shares outstanding                      320,369,895        161,082,043
   Shares held in treasury                   2,349,995              4,131

                                                                            ARCO



Notes to Consolidated Financial Statements
------------------------------------------

     Changes in preference stocks were due to conversions. The $3.00 cumulative convertible preference stock is convertible into 13.6 shares of common stock. The $2.80 cumulative convertible preference stock is convertible into 4.8 shares of common stock. Common stock is subordinate to the preference stocks for dividends and assets. The $3.00 and $2.80 preference stocks may be redeemed at the option of ARCO for $82 and $70 per share, respectively. ARCO has authorized 75,000,000 shares of preferred stock, $.01 par, of which none were issued or outstanding at December 31, 1997.

     At December 31, 1997, shares of ARCO's authorized and common stock were reserved as follows:

Conversions:
  $3.00 Preference stock                                      760,797
  $2.80 Preference stock                                    2,955,134
Stock option plans                                         16,254,817
Employee benefit plans                                      9,974,482
                                                        ---------------
Total                                                      29,945,230
                                                        ===============

     Under ARCO's incentive compensation plans, awards of ARCO's common stock may be made to officers, outside directors and key employees.

     Stockholders' equity adjustments at December 31, 1997 and 1996 were as follows:

Millions                                             1997        1996
                                                -----------------------
Unrealized gain on investments                    $   606     $   225
Foreign currency adjustments                         (204)        (19)
Pension liability adjustment                          (54)        (28)
                                                -----------------------
Total                                             $   348     $   178
                                                =======================

Note 20 Supplemental Cash Flow Information

     The following is supplemental cash flow information for the years ended December 31:

Millions                                   1997      1996       1995
                                      ---------------------------------
Short-term investments:
  Gross sales and maturities            $ 1,784   $ 3,335     $ 4,216
  Gross purchases                        (1,226)   (2,557)     (2,716)
                                      ---------------------------------
Net cash provided                       $   558   $   778     $ 1,500
                                      =================================
Notes payable:
  Gross proceeds                        $ 9,866   $ 5,806     $ 8,058
  Gross repayments                       (9,400)   (5,885)     (8,351)
                                      ---------------------------------
Net cash provided (used)                $   466   $   (79)    $  (293)
                                      =================================
Gross noncash provisions
  charged to income                     $   714   $   295     $   444
Reserve reversal from partial
  tax audit settlements                    (145)        -           -
Cash payments of previously
  accrued items                            (322)     (515)       (627)
                                      ---------------------------------
Cash payments (greater)
  less than noncash provisions          $   247   $  (220)    $  (183)
                                      =================================
Changes in working capital --
  increase (decrease) to cash:
    Accounts receivable                 $   332   $  (235)    $  (239)
    Inventories                             (19)      (96)        (75)
    Accounts payable                       (147)      279         159
    Other working capital                  (324)      173         (49)
                                      ---------------------------------
                                        $  (158)  $   121     $  (204)
                                      =================================

Note 21 Foreign Currency Transactions

     Foreign currency transactions resulted in net losses of $39 million, $17 million and $15 million in 1997, 1996 and 1995, respectively.


Note 22 Earnings Per Share


                                                       1997                         1996                        1995
                                      ------------------------------------------------------------------------------------------
(Millions, except per share amounts)     Income    Shares   Per Share   Income  Shares   Per Share  Income  Shares  Per Share
                                      ------------------------------------------------------------------------------------------
Net income                              $ 1,771                         $1,663                      $1,376
Less: Preference stock dividends             (2)                            (2)                         (2)
                                      ------------------------------------------------------------------------------------------
Income available to common
  stockholders -- basic EPS               1,769     321.2     $  5.51    1,661   321.7       $5.17   1,374   321.7      $4.27
Effect of dilutive securities:
Contingently issuable shares
  (primarily options)                                 2.3                          0.6                         0.1
$3.00 Convertible preference stock                    0.8                          0.9                         1.0
$2.80 Convertible preference stock            2       3.1                    2     3.3                   2     3.7
                                      ------------------------------------------------------------------------------------------
Income available to common
  stockholders and assumed
  conversions -- diluted EPS            $ 1,771     327.4     $  5.41   $1,663   326.5       $5.09  $1,376   326.5      $4.22
                                      ==========================================================================================

                                                                            ARCO



Note 23 Lyondell Petrochemical Company

     Lyondell is engaged in the manufacture and marketing of basic commodity chemicals, including ethylene, propylene, methanol and polymers, and, through its approximately 90% interest in LYONDELL-CITGO Refining Company Ltd., the refining and marketing of petroleum products, primarily in the southwestern United States.

     In September 1997, all of ARCO's 9% Exchangeable Notes due September 15, 1997 with an outstanding principal amount of $988 million were settled with Lyondell common stock owned by ARCO. All remaining Lyondell shares were sold by ARCO in a privately negotiated transaction in late September. ARCO realized an aggregate pretax gain of $633 million, or approximately $291 million after tax, on the two transactions.

     Summarized financial information for Lyondell was as follows:

                              Nine months ended    Year ended
                                  September 30,    December 31,
                             -----------------------------------
Millions                                   1997    1996    1995
                             -----------------------------------
Revenues/(a)/                            $2,343  $5,052  $4,936
Operating income                            378     278     706
Income before income taxes                  371     196     618
Net income                               $  235  $  126  $  389
                             ===================================
ARCO's equity in net
  income of Lyondell                     $  119  $   53  $  194
                             ===================================
Cash dividends received
  from Lyondell                          $   27  $   36  $   36
                             ===================================
At December 31:
  Current assets                                 $  831  $  678
  Noncurrent assets                               2,445   1,928
  Current liabilities                               771     750
  Long-term debt                                  1,194     807
  Other liabilities                                 271     210
  Minority interest                                 609     459
  Stockholders' equity/(b)/                         431     380

/(a)/Includes $229, $318 and $325 of sales to ARCO in 1997, 1996 and 1995, respectively, which approximated 3%, 4% and 5% of ARCO's purchases in those years.
/(b)/ARCO's investment in Lyondell comprised 49.9% of Lyondell's stockholders' equity plus $72 of dividends received in excess of basis of investment.

Note 24 Research and Development

     Expenditures for research and development totaled $120 million, $106 million and $104 million for the years ended December 31, 1997, 1996 and 1995, respectively.


Note 25 Unaudited Quarterly Results


Millions, except per share amounts                     1997            1996
                                                 -----------------------------
Sales and other operating revenues
Quarter ended:
  March 31                                          $ 5,044         $ 4,156
  June 30                                             4,587           4,559
  September 30                                        4,553           4,748
  December 31                                         4,500           5,129
                                                 -----------------------------
Total                                               $18,684         $18,592
                                                 =============================
Income before income taxes, minority
  interest and extraordinary item
Quarter ended:
  March 31                                          $   740         $   620
  June 30                                               770             720
  September 30                                          890             791
  December 31                                           477             578
                                                 -----------------------------
Total                                               $ 2,877         $ 2,709
                                                 =============================
Net income
Quarter ended:
  March 31                                          $   483         $   370
  June 30                                               390/(a)/        434
  September 30                                          516/(b)/        479
  December 31                                           382/(c)/        380
                                                 -----------------------------
Total                                               $ 1,771         $ 1,663
                                                 =============================
Earned per share--basic
Quarter ended:
  March 31                                          $  1.50         $  1.15
  June 30                                           $  1.21         $  1.35
  September 30                                      $  1.61         $  1.49
  December 31                                       $  1.19         $  1.18

(a)  See Note 5 to Consolidated Financial Statements.
(b)  Includes $291 gain on disposition of Lyondell stock (Note 23).
(c)  See Note 3 to Consolidated Financial Statements.

                                                                            ARCO

Supplemental Information (Unaudited)
-------------------------------------

Oil and Gas Producing Activities

     The Securities and Exchange Commission (SEC) defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Petroleum reserves are estimated by ARCO engineers. The estimates include reserves in which ARCO holds an economic interest under production-sharing and other types of operating agreements with foreign governments.

     Reserves attributable to certain oil and gas discoveries were not considered proved as of December 31, 1997 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs. Proved reserves also do not include any reserves attributable to ARCO's 8% interest in LUKOIL, a Russian oil company. Natural gas liquids comprise 14% of petroleum liquid proved reserves.

     ARCO has no long-term supply contracts to purchase petroleum liquids or natural gas from foreign governments.

     The changes in proved reserves for the years ended December 31 were as follows:

                                       Petroleum Liquids (million barrels)
                             -------------------------------------------------------
                                     Consolidated
                                ---------------------------     Other
                              U.S.   International   Total   Reserves/1/   Worldwide
                           ----------------------------------------------------------
Reserves at
 January 1, 1995             2,246        222        2,468             -       2,468
Revisions                       76          2           78             -          78
Improved recovery               15          -           15             -          15
Purchases                       16          1           17             -          17
Extensions and discoveries      33          5           38             -          38
Production                    (213)       (24)        (237)            -        (237)
Consumed                         -          -            -             -           -
Sales                          (10)         -          (10)            -         (10)
                           ----------------------------------------------------------
Reserves at
 December 31, 1995           2,163        206        2,369             -       2,369
                           ==========================================================
Revisions                       60          4           64             -          64
Improved recovery                5          -            5             -           5
Purchases                       16        218          234             -         234
Extensions and discoveries      76          5           81             -          81
Production                    (207)       (24)        (231)            -        (231)
Consumed                         -          -            -             -           -
Sales                           (1)         -           (1)            -          (1)
                           ----------------------------------------------------------
Reserves at
 December 31, 1996           2,112        409        2,521             -       2,521
                           ==========================================================
Revisions                      115         60          175             -         175
Improved recovery               10          -           10             -          10
Purchases                       10         25           35            49          84
Extensions and discoveries      89         55          144             -         144
Production                    (204)       (29)        (233)           (1)       (234)
Consumed                         -          -            -             -           -
Sales                           (1)         -           (1)            -          (1)
                           ----------------------------------------------------------
Reserves at
 December 31, 1997           2,131        520        2,651            48       2,699
                           ==========================================================
Proved developed reserves:
 At January 1, 1995          1,915         87        2,002             -       2,002
 At December 31, 1995        1,896         92        1,988             -       1,988
 At December 31, 1996        1,828        150        1,978             -       1,978
 At December 31, 1997        1,821        204        2,025             7       2,032

                                        Natural Gas (billion cubic feet)
                           -----------------------------------------------------------
                                     Consolidated
                           --------------------------------     Other
                              U.S.   International   Total   Reserves/1/   Worldwide
                           ----------------------------------------------------------
Reserves at
 January 1, 1995             4,615        3,493      8,108        -            8,108
Revisions                      184            7        191        -              191
Improved recovery                8            -          8        -                8
Purchases                       78           89        167        -              167
Extensions and discoveries     252          302        554        -              554
Production                    (365)        (203)      (568)       -             (568)
Consumed                       (93)          (5)       (98)       -              (98)
Sales                          (13)           -        (13)       -              (13)
                           ----------------------------------------------------------
Reserves at
 December 31, 1995           4,666        3,683      8,349        -            8,349
                           ==========================================================
Revisions                      103          (94)         9        -                9
Improved recovery               14            -         14        -               14
Purchases                      114            -        114        -              114
Extensions and discoveries     343           30        373        -              373
Production                    (382)        (267)      (649)       -             (649)
Consumed                       (78)          (5)       (83)       -              (83)
Sales                           (4)           -         (4)       -               (4)
                           ----------------------------------------------------------
Reserves at
 December 31, 1996           4,776        3,347      8,123        -            8,123
                           ==========================================================
Revisions                      187           17        204        -              204
Improved recovery               28            3         31        -               31
Purchases                      165           16        181       67              248
Extensions and discoveries     308          352        660        -              660
Production                    (389)        (308)      (697)       -             (697)
Consumed                       (79)         (10)       (89)       -              (89)
Sales                           (8)           -         (8)       -               (8)
                           ----------------------------------------------------------
Reserves at
 December 31, 1997           4,988        3,417      8,405       67            8,472
                           ==========================================================
Proved developed reserves:
 At January 1, 1995          4,301        1,142      5,443        -            5,443
 At December 31, 1995        4,294        1,806      6,100        -            6,100
 At December 31, 1996        4,310        1,780      6,090        -            6,090
 At December 31, 1997        4,467        1,643      6,110       10            6,120

/1/Comprises reserves attributable to ARCO's ownership interest in equity affiliates

                                                                            ARCO

 Supplemental Information (Unaudited)
-------------------------------------

     Included in ARCO's reserves are 100% of the reserves of Vastar, a consolidated subsidiary of which ARCO owned 82.2% at December 31, 1997. Vastar's reserves comprised 6% and 48% of U.S. petroleum liquids and natural gas reserves, respectively, at December 31, 1997.

     During 1997, net reserve additions, including a purchase by LUKARCO, an equity affiliate, replaced 164% of worldwide oil-equivalent production. During the three-year period 1995-1997, ARCO's net reserve additions replaced 127% of worldwide oil-equivalent production. Significant changes in 1997 related to the classification as proved of the previously discovered Shearwater gas condensate field in the U.K. North Sea, the acquisition (by LUKARCO) of an interest in the Tengiz field in Kazakhstan, and the extension of the estimated life of the Kuparuk River field in Alaska.

     Natural gas from the North Slope of Alaska, other than that used in providing fuel in North Slope operations or sold to others on the North Slope, is not presently economically marketable.

     ARCO is actively evaluating various technical options for commercializing North Slope gas. Among the options being studied are the construction of gas transportation and liquefied natural gas (LNG) manufacturing facilities and the development of a gas-to-liquids conversion process. ARCO is also working with the State of Alaska to enhance the fiscal and regulatory climate for the ultimate commercialization of North Slope gas resources. Significant technical uncertainties and existing market conditions still preclude gas from such potential projects being included in ARCO's reserves.

     ARCO reports reserve estimates to various federal government agencies and commissions. These estimates may cover various regions of crude oil and natural gas classifications within the United States and may be subject to mandated definitions. There have been no reports since the beginning of the last fiscal year of total ARCO reserve estimates furnished to federal government agencies or commissions which vary from those reported to the SEC.

     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31 were as follows:

                                                1997                             1996                            1995
                              ------------------------------------------------------------------------------------------------------
 Millions                         U.S.    International    Total     U.S.    International    Total     U.S.   International   Total
                             -------------------------------------------------------------------------------------------------------
Proved properties               $ 15,845      $ 6,026    $ 21,871  $ 15,004      $ 5,245    $ 20,249  $ 14,355   $ 4,304    $ 18,659
Unproved properties                  365          447         812       257          297         554       182       236         418
                             -------------------------------------------------------------------------------------------------------
                                  16,210        6,473      22,683    15,261        5,542      20,803    14,537     4,540      19,077
Accumulated depreciation,
 depletion and amortization       10,559        2,959      13,518     9,924        2,668      12,592     9,257     2,302      11,559
                             -------------------------------------------------------------------------------------------------------
Net capitalized costs              5,651        3,514       9,165     5,337        2,874       8,211     5,280     2,238       7,518
                             -------------------------------------------------------------------------------------------------------
Net capitalized costs of equity
 affiliates*                           -           55          55         -            -           -         -         -           -
                             -------------------------------------------------------------------------------------------------------
Total                           $  5,651      $ 3,569    $  9,220  $  5,337      $ 2,874    $  8,211  $  5,280   $ 2,238    $  7,518
                             =======================================================================================================

     Costs, both capitalized and expensed, incurred in oil and gas producing activities during the three years ended December 31 are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facilities to extract, treat and store oil and gas.

                                                1997                             1996                              1995
                              ------------------------------------------------------------------------------------------------------
 Millions                         U.S.    International    Total     U.S.    International    Total     U.S.   International   Total
                             -------------------------------------------------------------------------------------------------------
Property acquisition costs:
 Proved properties              $    92      $  224      $   316   $    82      $  275      $   357   $    56    $   34      $    90
 Unproved properties                100           8          108        98          11          109        24        15           39
Exploration costs                   328         332          660       277         213          490       212       309          521
Development costs                   692         794        1,486       481         482          963       389       328          717
                             -------------------------------------------------------------------------------------------------------
Total expenditures                1,212       1,358        2,570       938         981        1,919       681       686        1,367
                             -------------------------------------------------------------------------------------------------------
Costs incurred of equity
 affiliates*                          -         109          109         -           -            -         -         -            -
                             -------------------------------------------------------------------------------------------------------
Total                           $ 1,212      $1,467      $ 2,679   $   938      $  981      $ 1,919   $   681    $  686      $ 1,367
                             =======================================================================================================

*ARCO's share

                                                                            ARCO

      Results of operations from oil and gas producing activities (including operating overhead) for the three years ended December 31 were as follows:

                                                1997                            1996                             1995
                                  ------------------------------------------------------------------------------------------------
Millions                            U.S.   International    Total    U.S.   International  Total    U.S.   International   Total
                                  ------------------------------------------------------------------------------------------------
Revenues:
 Sales                             $1,974      $1,349      $3,323   $1,892     $1,140      $3,032  $1,460     $  920       $2,380
 Transfers                          2,074           -       2,074    2,199          -       2,199   1,679          -        1,679
 Other                                 42          45          87       47         45          92      83         44          127
                                  ------------------------------------------------------------------------------------------------
                                    4,090       1,394       5,484    4,138      1,185       5,323   3,222        964        4,186
Production costs                      615         286         901      587        234         821     648        204          852
Production taxes                      420          43         463      457         50         507     373         28          401
Exploration expenses                  263         245         508      238        175         413     212        311          523
Depreciation, depletion and
 amortization                         681         429       1,110      691        305         996     713        264          977
Other operating expenses              258         247         505      277        227         504     218        188          406
                                  ------------------------------------------------------------------------------------------------
Results before income taxes         1,853         144       1,997    1,888        194       2,082   1,058        (31)       1,027
Income tax expense                    609          11         620      628        109         737     332          7          339
                                  ------------------------------------------------------------------------------------------------
Results of operations from oil
 and gas producing activities       1,244         133       1,377    1,260         85       1,345     726        (38)         688
                                  ------------------------------------------------------------------------------------------------
Results from equity affiliates*         -          (6)         (6)       -          -           -       -          -            -
                                  ------------------------------------------------------------------------------------------------
Total                              $1,244      $  127      $1,371   $1,260     $   85      $1,345  $  726     $  (38)      $  688
                                  ================================================================================================

     The difference between the above results of operations and the amounts reported for exploration and production segment net income in Note 2 of Notes to Consolidated Financial Statements is primarily marketing-related activities, minority interest adjustments, the exclusions of gains on property sales and unusual items related to the oil and gas operations.

     The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31 was as follows:

                                                1997                            1996                             1995
                                  ------------------------------------------------------------------------------------------------
Billions                            U.S.   International    Total    U.S.   International  Total    U.S.   International   Total
                                  ------------------------------------------------------------------------------------------------
Future cash inflows                $36.7       $16.6        $53.3   $48.8       $17.8      $66.6   $32.5       $12.1       $44.6
Future development and
 production costs                   15.0         7.1         22.1    14.2         7.3       21.5    13.2         4.4        17.6
Future income tax expense            7.3         3.5         10.8    12.0         3.2       15.2     6.5         2.5         9.0
                                  ------------------------------------------------------------------------------------------------
Future net cash flows               14.4         6.0         20.4    22.6         7.3       29.9    12.8         5.2        18.0
10% annual discount                  6.5         2.8          9.3    10.3         3.6       13.9     5.7         2.4         8.1
                                  ------------------------------------------------------------------------------------------------
Standardized measure of discounted
 future net cash flows               7.9         3.2         11.1    12.3         3.7       16.0     7.1         2.8         9.9
                                  ------------------------------------------------------------------------------------------------
Standardized measure of discounted
 future net cash flows of equity
  affiliates*                          -         0.1          0.1       -           -          -       -           -           -
                                  ------------------------------------------------------------------------------------------------
Total                              $ 7.9       $ 3.3        $11.2   $12.3       $ 3.7      $16.0   $ 7.1       $ 2.8       $ 9.9
                                  ================================================================================================


*ARCO's share

                                                                            ARCO

 Supplemental Information (Unaudited)
-------------------------------------


     Primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31 were as follows:


Billions                                           1997      1996      1995
                                                ----------------------------
Sales and transfers of oil and gas,
  net of production costs                       $  (4.0)  $  (3.9)  $  (2.9)
Extensions, discoveries and improved
  recovery, less related costs                      0.9       1.2       0.7
Revisions of estimates of reserves
  proved in prior years:
    Quantity estimates                              0.7       0.5       0.4
    Net changes in price and
     production costs                              (8.4)      8.4       1.8
Purchases/sales                                     0.5       1.0       0.1
Other                                              (0.7)     (0.4)     (0.4)
Accretion of discount                               2.4       1.5       1.3
Development costs incurred
  during the period                                 1.5       1.0       0.7
Net change in income taxes                          2.3      (3.2)     (0.7)
                                                ----------------------------
Net change                                      $  (4.8)  $   6.1   $   1.0
                                                ============================

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

Coal Operations

     Supplemental operating statistics for the coal operations of ARCO for the three years ended December 31 were as follows:


                                                   1997      1996      1995
                                               ------------------------------
Coal shipments -- thousand tons:
 U.S.                                            46,939    51,615    45,853
 Canyon Fuel*                                     6,286         -         -
 International                                    8,837    10,851    11,772
                                               ------------------------------
Total                                            62,062    62,466    57,625
                                               ==============================
Coal reserves -- million tons
recoverable:
 U.S.                                             1,154     1,201     1,265
 Canyon Fuel*                                       169       175         -
 International                                      192       198       216
                                               ------------------------------
Total                                             1,515     1,574     1,481
                                               ==============================
Average market price per ton:
 U.S.                                           $  7.33   $  7.58   $  8.38
 Canyon Fuel*                                   $ 25.50   $     -   $     -
 International                                  $ 33.14   $ 33.37   $ 32.09
 Composite price                                $ 13.50   $ 12.06   $ 13.22

*ARCO's share of domestic equity affiliate

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

 SCHEDULE
   NO.                                                                         PAGE
   ---                                                                         ----
          Independent Accountants' Report....................................   57
          Financial Statements:
               Consolidated Statement of Income..............................   28
               Consolidated Balance Sheet....................................   31
               Consolidated Statement of Cash Flows..........................   32
               Consolidated Statement of Changes in Stockholders' Equity.....   36
               Notes to Consolidated Financial Statements....................   38
               Supplemental Information......................................   52
          Supporting Financial Statement Schedule Covered by the
           Foregoing Independent Accountants' Report:
    II         Valuation and Qualifying Accounts.............................   65

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

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of Atlantic Richfield Company

  We have audited the accompanying consolidated balance sheets of Atlantic Richfield Company as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and the related financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above (appearing on pages 28, 31, 32, 36 and 38 through 51) present fairly, in all material respects, the consolidated financial position of Atlantic Richfield Company as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above (appearing on page 65), when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 12, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 4, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference, except for the material included under the captions "Committee Report on Executive Compensation" and "Performance Graph."

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

    10.1(b)* Amendment No. 1 to the Atlantic Richfield Company Supplemen-tary Executive Retirement Plan, effective as of March 22, 1993, filed with the Commission as Exhibit 10 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1993, under File No. 1-1196 and incorporated herein by reference.

    10.1(c)* Amendment No. 2 to the Atlantic Richfield Company Supplemen-tary Executive Retirement Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.1(c) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

    10.1(d)* Amendment No. 3 to the Atlantic Richfield Company Supplemen-tary Executive Retirement Plan, effective as of August 1, 1997, filed herewith.

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

    10.2(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Deferral Plan, effective as of January 1, 1997, filed here-with.

    10.3(a)* Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1988, under File No. 1-1196 and incorporated herein by reference.

    10.3(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of January 1, 1989, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1989, under File No. 1-1196 and incorporated herein by reference.

    10.3(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of July 1, 1994, filed with the Commission as Exhibit 10.4(c) to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

    10.3(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of August 5, 1996, filed with the Commission as Exhibit 10.4(d) to ARCO's report on Form 10-K for the year 1996, under File No. 1-1196 and incorporated herein by reference.

    10.4* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective January 1, 1997, filed with the Commission as Exhibit 10.5 to ARCO's report on Form 10-K for the year 1996, under File No. 1-1196 and incorporated herein by reference.

    10.5(a)* Annual Incentive Plan, as adopted by the Board of Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by refer-ence.

    10.5(b)* Amendment No. 3 to the Annual Incentive Plan, effective as of January 1, 1995, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

    10.5(c)* Amendment No. 4 to the Annual Incentive Plan, effective as of February 24, 1997, filed herewith.

    10.6* Atlantic Richfield Company's 1985 Executive Long-Term Incen-tive Plan, as adopted by the Board of Directors of ARCO on May 28, 1985, and effective as of that date, as amended through July 28, 1997, filed herewith.

    10.7* Atlantic Richfield Company Executive Life Insurance Plan--Sum-mary Plan Description, effective as of June 28, 1990, filed with the Commission as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

    10.8(a)* Atlantic Richfield Company Executive Long-Term Disability Plan--Summary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.9 to ARCO's re-port on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

    10.8(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.9(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and in-corporated herein by reference.

    10.9 Form of Indemnity Agreement adopted by the Board of Directors of ARCO on January 26, 1987 and executed in February 1987 by ARCO and each of its directors and officers, included in Ex-hibit A to the 1987 Proxy Statement, filed with the Commission under File No. 1-1196 and incorporated herein by reference.

    10.10(a)*   Stock Option Plan for Outside Directors effective as of Decem-
                ber 17, 1990, filed with the Commission as Exhibit 10.14 to ARCO's report on Form 10-K for the year 1990, under File No.
                1-1196 and incorporated herein by reference.

    10.10(b)*   Amendment No. 1 to the Stock Option Plan for Outside
                Directors, effective as of June 22, 1992, filed with the Commission as Exhibit 10.13(b) to ARCO's report on Form 10-K for the year 1992, under File No. 1-1196 and incorporated herein by reference.

    10.10(c)*   Amendment No. 2 to the Stock Option Plan for Outside Directors
                amended effective as of April 1, 1997, filed herewith.

    10.10(d)*   Amendment No. 3 to the Stock Option Plan for Outside Directors
                amended effective as of April 1, 1997, filed herewith.

    10.11(a)*   Deferral Plan for Outside Directors, effective as of October
                1, 1990, filed with the Commission as Exhibit 10.13(a) to ARCO's report on Form 10-K for the year 1995, under File No.
                1-1196 and incorporated herein by reference.

    10.11(b)*   Amendment No. 1 to the Deferral Plan for Outside Directors,
                effective as of July 27, 1992, filed with the Commission as
                Exhibit 10.13(b) to ARCO's report on Form 10-K for the year
                1995, under File No. 1-1196 and incorporated herein by reference.

    10.11(c)*   Amendment No. 2 to the Deferral Plan for Outside Directors
                effective as of July 22, 1996, filed herewith.

    10.12* Special Incentive Plan, as adopted by the Board of Directors of ARCO on February 28, 1994, and as effective on that date, is included in Appendix C to the Company's 1994 Proxy Statement filed with the Commission under File No. 1-1196 and incorporated herein by reference.

    10.13* 1997 Restricted Stock Plan For Outside Directors effective as of January 1, 1997, filed herewith.

    21          Subsidiaries of the Registrant.

    23          Consent of Coopers & Lybrand L.L.P.

    24          Power of Attorney.

    27          Financial Data Schedule.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
--------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K:

  The following Current Report on Form 8-K was filed during the quarter ended December 31, 1997, and thereafter through February 27, 1998:

       DATE OF REPORT   ITEM NO.    FINANCIAL STATEMENTS
       --------------   --------    --------------------
January 25, 1998         5             None

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the following registration statements of Atlantic Richfield Company; Registration Statement on Form S-8 (No. 333-33151), Registration Statement on Form S-8 (No. 33-43830), Registration Statement on Form S-8 (No. 33-21558), Registration Statement on Form S-8 (No. 333-33153), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21160), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23639), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21162), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21553), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23640), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21552), and Registration Statement on Form S-8 (No. 333-33245), of our report dated February 12, 1998, on our audits of the consolidated financial statements and financial statement schedule of Atlantic Richfield Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which report is included in this Annual Report on Form 10-K.

                                          Coopers & Lybrand L.L.P.

Los Angeles, California
March 2, 1998

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ATLANTIC RICHFIELD COMPANY

                                          By         *Mike R. Bowlin
                                            ___________________________________
                                                      Mike R. Bowlin
                                                 Chairman of the Board and
                                                  Chief Executive Officer


February 27, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
          *Mike R. Bowlin            Chairman of the Board and     February 27, 1998
____________________________________  Chief Executive Officer
           Mike R. Bowlin
    Principal executive officer

       *William E. Wade, Jr.         President and Director        February 27, 1998
____________________________________
        William E. Wade, Jr.

       *Anthony G. Fernandes         Executive Vice President and  February 27, 1998
____________________________________  Director
        Anthony G. Fernandes

         *Marie L. Knowles           Executive Vice President,     February 27, 1998
____________________________________  Chief Financial Officer and
          Marie L. Knowles            Director
    Principal financial officer

         *Michael E. Wiley           Executive Vice President and  February 27, 1998
____________________________________  Director
          Michael E. Wiley

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
          *Frank D. Boren            Director                      February 27, 1998
____________________________________
           Frank D. Boren


            *John Gavin              Director                      February 27, 1998
____________________________________
             John Gavin


          *Hanna H. Gray             Director                      February 27, 1998
____________________________________
           Hanna H. Gray


            *Kent Kresa              Director                      February 27, 1998
____________________________________
             Kent Kresa


       *David T. McLaughlin          Director                      February 27, 1998
____________________________________
        David T. McLaughlin


        *John B. Slaughter           Director                      February 27, 1998
____________________________________
         John B. Slaughter


          *Gary L. Tooker            Director                      February 27, 1998
____________________________________
           Gary L. Tooker


           *Henry Wendt              Director                      February 27, 1998
____________________________________
            Henry Wendt


        *Allan L. Comstock           Vice President and            February 27, 1998
____________________________________  Controller
         Allan L. Comstock
    Principal accounting officer


*By:  /s/ Bruce G. Whitmore
     --------------------------
       Bruce G. Whitmore
       (Attorney-in-Fact)

                                                                     SCHEDULE II

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (MILLIONS OF DOLLARS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         (COLUMN A)          (COLUMN B)    (COLUMN C)    (COLUMN D) (COLUMN E)
------------------------------------------------------------------------------
                                           ADDITIONS
                                        ----------------
                             BALANCE AT CHARGED CHARGED  DEDUCTIONS BALANCE AT
                             BEGINNING    TO    TO OTHER    FROM     CLOSE OF
        DESCRIPTION          OF PERIOD  INCOME  ACCOUNTS  RESERVES    PERIOD
------------------------------------------------------------------------------
YEAR 1997
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 20       --     --          5(a)    $   15
  Affiliated companies
   accounted for on the
   equity method............       8       --     --         --            8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     950       84     --         26        1,008
  Reduction in force........      --      174      18        21          171
  Insurance ................     169       20     --         31          158
  Environmental remediation.     577      300     --        110          767
  Other.....................     221       16     (18)       60          158

YEAR 1996
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 16        4      --        --       $   20
  Affiliated companies
   accounted for on the
   equity method............       8       --      --        --            8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     882       75      --         7          950
  Reduction in force........      75       --      --        75           --
  Insurance ................     201       15      --        47          169
  Environmental remediation.     658       49      --       130          577
  Other.....................     201       31      --        11          221

YEAR 1995
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $ 15        5      --         4(a)    $   16
  Affiliated companies
   accounted for on the
   equity method............       8       --      --        --            8
  Other investments and
   long-term receivables....      50       --      --        50           --
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     848       65      --        31          882
  Reduction in force........     177       --      --       102           75
  Insurance ................     202       47      --        48          201
  Environmental remediation.     670      101      --       113          658
  Other.....................     249       15      --        63          201

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

 10.1(b)* Amendment No. 1 to the Atlantic Richfield Company Supplementary Executive Retirement Plan, effective as of March 22, 1993, filed with the Commission as Exhibit 10 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1993, under File No. 1-1196 and incorporated herein by reference.

 10.1(c)* Amendment No. 2 to the Atlantic Richfield Company Supplementary Executive Retirement Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.1(c) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

 10.1(d)* Amendment No. 3 to the Atlantic Richfield Company Supplementary Executive Retirement Plan, effective as of August 1, 1997, filed herewith.

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

 10.2(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Deferral Plan, effective as of January 1, 1997, filed herewith.

 10.3(a)* Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1988, under File No. 1-1196 and incorporated herein by reference.

 10.3(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of January 1, 1989, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1989, under File No. 1-1196 and incorporated herein by reference.

 10.3(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of July 1, 1994, filed with the Commission as Exhibit 10.4(c) to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

 10.3(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended and effective as of August 5, 1996, filed with the Commission as Exhibit 10.4(d) to ARCO's report on Form 10-K for the year 1996, under File No. 1-1196 and incorporated herein by reference.

 10.4* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective January 1, 1997, filed with the Commission as Exhibit 10.5 to ARCO's report on Form 10-K for the year 1996, under File No. 1-1196 and incorporated herein by reference.

 10.5(a)* Annual Incentive Plan, as adopted by the Board of Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

 10.5(b)* Amendment No. 3 to the Annual Incentive Plan, effective as of January 1, 1995, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

 10.5(c)* Amendment No. 4 to the Annual Incentive Plan, effective as of February 24, 1997, filed herewith.

 10.6* Atlantic Richfield Company's 1985 Executive Long-Term Incentive Plan, as adopted by the Board of Directors of ARCO on May 28, 1985, and effective as of that date, as amended through July 28, 1997, filed herewith.

 10.7* Atlantic Richfield Company Executive Life Insurance Plan--Summary Plan Description, effective as of June 28, 1990, filed with the Commission as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

 10.8(a)* Atlantic Richfield Company Executive Long-Term Disability Plan--Sum-mary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.9 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

 10.8(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.9(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

EXHIBIT                           DESCRIPTION


 10.9 Form of Indemnity Agreement adopted by the Board of Directors of ARCO on January 26, 1987 and executed in February 1987 by ARCO and each of its directors and officers, included in Exhibit A to the 1987 Proxy Statement, filed with the Commission under File No. 1-1196 and incor-porated herein by reference.


 10.10(a)*  Stock Option Plan for Outside Directors effective as of December 17,
            1990, filed with the Commission as Exhibit 10.14 to ARCO's report on Form 10-K for the year 1990, under File No. 1-1196 and incorporated herein by reference.


 10.10(b)*  Amendment No. 1 to the Stock Option Plan for Outside Directors,
            effec-tive as of June 22, 1992, filed with the Commission as
            Exhibit 10.13(b) to ARCO's report on Form 10-K for the year 1992, under File No. 1-1196 and incorporated herein by reference.


 10.10(c)*  Amendment No. 2 to the Stock Option Plan for Outside Directors
            amended effective as of April 1, 1997, filed herewith.


 10.10(d)*  Amendment No. 3 to the Stock Option Plan for Outside Directors
            amended effective as of April 1, 1997, filed herewith.


 10.11(a)*  Deferral Plan for Outside Directors, effective as of October 1,
            1990, filed with the Commission as Exhibit 10.13(a) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.


 10.11(b)*  Amendment No. 1 to the Deferral Plan for Outside Directors,
            effective as of July 27, 1992, filed with the Commission as Exhibit 10.13(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.


 10.11(c)*  Amendment No. 2 to the Deferral Plan for Outside Directors
            effective as of July 22, 1996, filed herewith.

 10.12* Special Incentive Plan, as adopted by the Board of Directors of ARCO on February 28, 1994, and as effective on that date, is included in Appendix C to the Company's 1994 Proxy Statement filed with the Com-mission under File No. 1-1196 and incorporated herein by reference.

 10.13* 1997 Restricted Stock Plan For Outside Directors effective as of January 1, 1997, filed herewith.

 21         Subsidiaries of the Registrant.

 23         Consent of Coopers & Lybrand L.L.P.

 24         Power of Attorney.

 27         Financial Data Schedule.
-------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.