Form 10-Q
period 1998-03-31
ATLANTIC RICHFIELD CO /DE
filed 1998-05-05
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                             ________________

                                 FORM 10-Q
                             ________________


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                             ________________


For the quarterly period ended March 31, 1998
Commission file number 1-1196

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
                              Yes  X    No
                                  ---      ---

     Number  of shares of Common Stock, $2.50 par value, outstanding as  of
March 31, 1998:   320,872,102.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1998        1997
                                                          ----        ----
                                                                   (Restated)
(Millions except per share amounts)
Revenues
  Sales and other operating revenues . . . . . . . . .  $3,431      $4,850
  Other revenues . . . . . . . . . . . . . . . . . . .     119         130
                                                         -----       -----
                                                         3,550       4,980
                                                         -----       -----
Expenses
  Trade purchases. . . . . . . . . . . . . . . . . . .   1,306       2,234
  Operating expenses . . . . . . . . . . . . . . . . .     843         886
  Selling, general and administrative expenses . . . .     231         243
  Depreciation, depletion and amortization . . . . . .     404         404
  Exploration expenses (including undeveloped
    leasehold amortization). . . . . . . . . . . . . .     149         126
  Taxes other than income taxes. . . . . . . . . . . .     175         216
  Interest . . . . . . . . . . . . . . . . . . . . . .     115         166
                                                         -----       -----
                                                         3,223       4,275
                                                         -----       -----
Income from continuing operations before
  income taxes and minority interest . . . . . . . . .     327         705
Provision for taxes on income. . . . . . . . . . . . .      90         224
Minority interest in earnings of subsidiaries. . . . .      27          21
                                                         -----       -----
Income from continuing operations. . . . . . . . . . .     210         460

Income from discontinued operations, net of
  income taxes of $3 (1998) and $12 (1997) . . . . . .      10          23
                                                         -----       -----
Net Income . . . . . . . . . . . . . . . . . . . . . .  $  220      $  483
                                                         =====       =====
Earned per Share
  Continuing operations - Basic. . . . . . . . . . . .  $  .65      $ 1.43
                                                         =====       =====
  Continuing operations - Diluted. . . . . . . . . . .  $  .64      $ 1.41
                                                         =====       =====
  Net income - Basic . . . . . . . . . . . . . . . . .  $  .69      $ 1.50
                                                         =====       =====
  Net income - Diluted . . . . . . . . . . . . . . . .  $  .67      $ 1.48
                                                         =====       =====
Cash Dividends Paid per Share of Common Stock. . . . .  $.7125      $.6875
                                                         =====       =====

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                  March 31,     December 31,
                                                     1998          1997
                                                     ----          ----
                                                                 (Restated)
(Millions)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . .    $   535        $   487
  Short-term investments. . . . . . . . . . . .        231            222
  Accounts receivable . . . . . . . . . . . . .      1,411          1,535
  Inventories . . . . . . . . . . . . . . . . .        981            940
  Prepaid expenses and other current assets . .        279            226
                                                    ------         ------
  Total current assets. . . . . . . . . . . . .      3,437          3,410
                                                    ------         ------
Investments and long-term receivables:
  Investments accounted for on the equity method       825            809
  Other investments and long-term receivables .      1,542          1,859
                                                    ------         ------
                                                     2,367          2,668
                                                    ------         ------

Net property, plant and equipment . . . . . . .     16,432         16,100

Net assets of discontinued operations . . . . .      1,333          1,309
Deferred charges and other assets . . . . . . .      1,590          1,554
                                                    ------         ------
Total assets. . . . . . . . . . . . . . . . . .    $25,159        $25,041
                                                    ======         ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                   March 31,    December 31,
                                                      1998         1997
                                                      ----         ----
                                                                 (Restated)
(Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .   $ 2,149      $ 1,555
  Accounts payable. . . . . . . . . . . . . . . .     1,015        1,259
  Long-term debt due within one year. . . . . . .       186          187
  Taxes payable . . . . . . . . . . . . . . . . .       436          364
  Other . . . . . . . . . . . . . . . . . . . . .     1,207        1,242
                                                     ------       ------
  Total current liabilities . . . . . . . . . . .     4,993        4,607
                                                     ------       ------
Long-term debt. . . . . . . . . . . . . . . . . .     4,411        4,412
Deferred income taxes . . . . . . . . . . . . . .     2,884        2,985
Other deferred liabilities and credits. . . . . .     3,584        3,578
Minority interest . . . . . . . . . . . . . . . .       778          779
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . .         1            1
  Common stock. . . . . . . . . . . . . . . . . .       807          807
  Capital in excess of par value of stock . . . .       644          640
  Retained earnings . . . . . . . . . . . . . . .     7,045        7,054
  Treasury stock. . . . . . . . . . . . . . . . .      (146)        (170)
  Accumulated other comprehensive income. . . . .       158          348
                                                     ------       ------
  Total stockholders' equity. . . . . . . . . . .     8,509        8,680
                                                     ------       ------
Total liabilities and stockholders' equity. . . .   $25,159      $25,041
                                                     ======       ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1998        1997
                                                          ----        ----
(Millions)                                                         (Restated)
Cash flows from operating activities:
Net income from continuing operations. . . . . . . . .    $ 210      $  460
Adjustments to reconcile net income from
 continuing operations to net cash provided by
 operating activities:
  Depreciation, depletion and amortization . . . . . .      404         404
  Dry hole expense and undeveloped leasehold amortization    63          50
  Net gain on asset sales. . . . . . . . . . . . . . .      (21)         (8)
  Income from equity investments . . . . . . . . . . .       (9)        (31)
  Dividends from equity investments. . . . . . . . . .        1          13
  Minority interest in earnings of subsidiaries. . . .       27          21
  Cash payments (greater) less than noncash provisions      (53)         19
  Deferred income taxes. . . . . . . . . . . . . . . .       36         (23)
  Changes in working capital accounts. . . . . . . . .     (196)        (47)
  Other. . . . . . . . . . . . . . . . . . . . . . . .       33          13
                                                          -----       -----
    Net cash provided by operating activities. . . . .      495         871
                                                          -----       -----
Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs)     (799)       (488)
  Net cash used by short-term investments. . . . . . .       (8)        (29)
  Proceeds from asset sales. . . . . . . . . . . . . .       45           9
  Investments and long-term receivables. . . . . . . .       (2)         (4)
  Other. . . . . . . . . . . . . . . . . . . . . . . .      (33)         10
                                                          -----       -----
    Net cash used by investing activities. . . . . . .     (797)       (502)
                                                          -----       -----
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . .      (66)       (393)
  Proceeds from issuance of long-term debt . . . . . .       68         233
  Net cash provided by notes payable . . . . . . . . .      582          17
  Dividends paid . . . . . . . . . . . . . . . . . . .     (229)       (223)
  Treasury stock purchases . . . . . . . . . . . . . .       (1)        (17)
  Other. . . . . . . . . . . . . . . . . . . . . . . .       (1)         (4)
                                                          -----       -----
    Net cash provided (used) by financing activities .      353        (387)
                                                          -----       -----
Cash flows from discontinued operations. . . . . . . .       (4)         17

Effect of exchange rate changes on cash. . . . . . . .        1         (10)
                                                          -----       -----
Net increase (decrease) in cash and cash equivalents .       48         (11)

Cash and cash equivalents at beginning of period . . .      487       1,429
                                                          -----       -----
Cash and cash equivalents at end of period . . . . . .   $  535      $1,418
                                                          =====       =====

     The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.  Accounting Policies.

Basis of Presentation.

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform to classifications adopted in 1998. In the opinion of the Company, the financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.


NOTE B.  Comprehensive Income.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO's comprehensive income for the three-month periods ended March 31, 1998 and 1997 was as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1998        1997
                                                          ----        ----
       (Millions)
       Net income . . . . . . . . . . . . . . . . . .    $ 220       $ 483
       After-tax changes in:
         Net unrealized gain on investments (a) . . .     (186)         65
         Foreign currency translation adjustment. . .       (4)        (50)
                                                          ----        ----
       Comprehensive income . . . . . . . . . . . . .    $  30       $ 498
                                                          ====        ====

      (a) Primarily consists of a decline in ARCO's unrealized gain on its investment in LUKOIL, which had a fair value of approximately
          $1 billion at March 31, 1998, compared to a fair value of approximately $1.3 billion at December 31, 1997. The unrealized pretax gain in the LUKOIL investment at March 31, 1998, was $668 million.

     The new disclosure had no impact on ARCO's net income, financial position, stockholders' equity or cash flows.

     Accumulated nonowner changes in equity (accumulated other comprehen-sive income) at March 31, 1998 and December 31, 1997 were as follows:

                                                     March 31,   December 31,
                                                        1998         1997
                                                     ---------   ------------
     (Millions)
     Net unrealized gain on investments. . . . . .    $ 420         $ 606
     Foreign currency translation adjustment . . .     (208)         (204)
     Minimum pension liability . . . . . . . . . .      (54)          (54)
                                                       ----          ----
       Accumulated other comprehensive income. .      $ 158         $ 348
                                                       ====          ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Interim Segment Information.

March 31, 1998
--------------
                        Explo-    Refin-
                        ration     ing
                        & Pro-    & Mar-   Chemi-    All     Unallo-
(Millions)             duction    keting    cals    Other     cated   Total
                       --------   ------   ------   -----    -------  -----
Sales and other
  operating revenues . $ 1,538    $1,352   $  934   $   40   $    2   $ 3,866
Intersegment
  revenues . . . . . .    (362)      (12)     (37)     (21)      (3)     (435)
                        ------     -----    -----    -----    -----    ------
Total. . . . . . . . . $ 1,176    $1,340   $  897   $   19   $   (1)  $ 3,431
                        ======     =====    =====    =====    =====    ======
Income from con-
  tinuing operations . $   182    $   19   $   84   $   24   $  (99)  $   210
Income from discon-
  tinued operations. .      -         -        -        -        10        10
                        ------     -----    -----    -----    -----    ------
Net income . . . . . . $   182    $   19   $   84   $   24   $  (89)  $   220
                        ======     =====    =====    =====    =====    ======
Segment assets . . . . $13,211    $3,657   $4,069   $2,460   $1,762   $25,159
                        ======     =====    =====    =====    =====    ======

December 31, 1997
-----------------
  (Restated)
Segment assets . . . . $13,269    $3,561   $4,116   $2,458   $1,637   $25,041
                        ======     =====    =====    =====    =====    ======

March 31, 1997
--------------
  (Restated)

                        Explo-   Refin-
                        ration    ing
                        & Pro-   & Mar-   Chemi-    All     Unallo-
(Millions)             duction   keting    cals    Other     cated    Total
                       -------   ------   ------   -----    -------   -----
Sales and other
  operating revenues . $ 2,847   $1,692   $1,029   $   44   $    2    $ 5,614
Intersegment revenues.    (671)      (6)     (62)     (21)      (4)      (764)
                        ------    -----    -----    -----    -----     ------
Total. . . . . . . . . $ 2,176   $1,686   $  967   $   23   $   (2)   $ 4,850
                        ======    =====    =====    =====    =====     ======
Income from contin-
  uing operations. . . $   452   $   46   $   50   $   43   $ (131)   $   460
Income from discon-
  tinued operations. .      -        -        -        -        23         23
                        ------    -----    -----    -----    -----     ------
Net income . . . . . . $   452   $   46   $   50   $   43   $ (108)   $   483
                        ======    =====    =====    =====    =====     ======
/TABLE>
      As  discussed  in  Note J, the Company's coal  operations  have  been reported  as discontinued at March 31, 1998.  Accordingly, the income  from and  net  assets  of discontinued operations are included with  unallocated items  in  the  segment  presentation above.  At December  31,  1997,  coal
operations were included as part of "all other" for segment purposes.   The
prior period has been restated to conform to the current presentation.



          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE D.  Investments.

     At  March  31, 1998  and  1997, investments  in  debt securities  were
primarily  composed  of  U.S.   Treasury   securities  and  corporate  debt
instruments  and  were  principally  included  in  short-term  investments.
Maturities  generally ranged  from  one  day to  20 months.  Investments in
LUKOIL  common  stock and Zhenhai Refining and Chemical Company convertible bonds  were  included  in  other investments and long-term receivables.  At
March 31, 1998 and  1997, all investments were classified as available-for-
sale; there  were  no investments considered held-to-maturity.  Investments were reported at fair value, with  unrealized holding gains and losses, net of tax, reported in  a separate component of stockholders' equity.

     The following summarizes investments in securities at March 31:

                                                         1998        1997
                                                         ----        ----
      (Millions)
      Aggregate fair value . . . . . . . . . . . . . .  $1,675      $1,842
      Gross unrealized holding losses. . . . . . . . .       2           7
      Gross unrealized holding gains . . . . . . . . .    (684)       (478)
                                                         -----       -----
      Amortized cost . . . . . . . . . . . . . . . . .  $  993      $1,371
                                                         =====       =====

     Investment activity for the three months ended March 31 was as follows:

                                                         1998         1997
                                                         ----         ----
      (Millions)
      Gross purchases. . . . . . . . . . . . . . . . .  $4,802       $2,641
      Gross sales. . . . . . . . . . . . . . . . . . .     124          592
      Gross maturities . . . . . . . . . . . . . . . .   4,598        2,551

Gross realized gains and losses were insignificant and were determined by the specific identification method.


NOTE E.  Inventories.

     Inventories at March 31, 1998 and December 31, 1997 comprised the following:

                                                     March 31,   December 31,
                                                       1998          1997
                                                     ---------   ------------
                                                                  (Restated)
        (Millions)
        Crude oil and petroleum products. . . . . .   $ 302         $ 247
        Chemical products . . . . . . . . . . . . .     424           439
        Other products. . . . . . . . . . . . . . .      24            24
        Materials and supplies. . . . . . . . . . .     231           230
                                                       ----          ----
          Total . . . . . . . . . . . . . . . . . .   $ 981         $ 940
                                                       ====          ====

                                    - 7 -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                    March 31,   December 31,
                                                       1998         1997
                                                    ---------   ------------
    (Thousands)
    $3.00 Cumulative convertible preference
      stock, par $1 . . . . . . . . . . . . . . . . $     55      $     56
    $2.80 Cumulative convertible preference
      stock, par $1 . . . . . . . . . . . . . . . .      605           616
    Common stock, par $2.50 . . . . . . . . . . . .  807,290       806,800
                                                     -------       -------
       Total. . . . . . . . . . . . . . . . . . .   $807,950      $807,472
                                                     =======       =======


NOTE G.  Capitalization of Interest.

     Interest expense excludes capitalized interest of $18 million and $3 million for the three-month periods ended March 31, 1998 and 1997, respectively.


NOTE H.  Restructuring Programs.

     During 1997, the Company undertook several restructuring actions, primarily at ARCO Chemical Company, within the refining and marketing operations and at corporate headquarters. The following table summarizes the personnel-related amounts accrued as of December 31, 1997:

    ($ Millions)
                                       Funded         Unfunded
                     Short-term      Long-term       Long-term
    Terminations     Benefits (a)    Benefits (b)    Benefits (c)    Total
    ------------     ------------    ------------    ------------    -----
       1,200            $133             $5              $12         $150

   (a) Severance and ancillary benefits.
   (b) Net increase in pension benefits to be paid from assets of qualified pension plans.
   (c) Net increase in non-qualified pension benefits and other postretire-ment benefits to be paid from Company funds.

Through March 31, 1998, approximately 700 employees have been terminated and approximately $40 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE I.  Income Taxes.

     Provision for taxes on income:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1998        1997
                                                     ----        ----
                                                              (Restated)
          (Millions)
          Federal:
            Current . . . . . . . . . . . . . . . .   $ 17       $162
            Deferred. . . . . . . . . . . . . . . .     39        (13)
                                                       ---        ---
                                                        56        149
                                                       ---        ---
          Foreign:
            Current . . . . . . . . . . . . . . . .     31         52
            Deferred. . . . . . . . . . . . . . . .     (9)       (10)
                                                       ---        ---
                                                        22         42
                                                       ---        ---
          State:
            Current . . . . . . . . . . . . . . . .      6         33
            Deferred. . . . . . . . . . . . . . . .      6         -
                                                       ---        ---
                                                        12         33
                                                       ---        ---
              Total . . . . . . . . . . . . . . . .   $ 90       $224
                                                       ===        ===

     Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                               Three Months Ended
                                                    March 31,
                                       --------------------------------------
                                            1998                 1997
                                       ------------------   -----------------
                                                  Percent             Percent
                                                    of                  of
                                                  Pretax              Pretax
                                       Amount     Income     Amount   Income
                                       ------     -------    ------   -------
                                                                (Restated)
(Millions)
Income from continuing operations
 before income taxes and minority
 interest. . . . . . . . . . . . . .   $ 327      100.0       $705     100.0
                                        ====      =====        ===     =====

Tax at federal statutory rate. . . .   $ 114       35.0       $247      35.0
Increase (reduction) in taxes
 resulting from:
  Dividend exclusion . . . . . . . .      -          -          (8)     (1.1)
  Subsidiary stock transaction . . .     (13)      (4.0)       (22)     (3.1)
  Taxes on foreign income in excess
    of statutory rate. . . . . . . .      15        4.6         14       2.0
  State income taxes (net of federal
    effect). . . . . . . . . . . . .       8        2.4         21       3.0
  Tax credits. . . . . . . . . . . .     (31)      (9.5)       (25)     (3.5)
  Other. . . . . . . . . . . . . . .      (3)      (1.0)        (3)     (0.5)
                                        ----      -----        ---     -----
Provision for taxes on income. . . .   $  90       27.5       $224      31.8
                                        ====      =====        ===     =====

                                    - 9 -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Discontinued Operations.

     In March 1998, ARCO signed agreements to dispose of its U.S. coal oper-ations with Arch Coal. Operations covered by these agreements included the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. A subsidiary of ARCO will sell the Colorado and Utah coal operations to Arch Coal. Simultaneously, ARCO will contribute its Wyoming coal operations and Arch will transfer various of its coal operations into a new joint venture that will be 99% owned by Arch and 1% owned by ARCO. The Company expects the transaction to be completed by the end of the second quarter of 1998. The net assets of discontinued operations at March 31, 1998 also include the net assets of ARCO's Australian coal mining operations. The Company expects to dispose of the Australian operations by March 31, 1999 and does not expect to incur a loss from the disposal of the U.S. and Australian coal assets. Revenues from the discontinued coal operations were $141 million and $203 million for the three months ended March 31, 1998 and 1997, respectively.



NOTE K.  Earned Per Share.

     The information necessary for the calculation of earned per share is as follows:

                                                       Three Months Ended
                                                         March 31, 1998
                                                -----------------------------
                                                Income    Shares    Per share
                                                ------    ------    ---------
(Millions, except per share amounts)
Income from continuing operations . . . . . .   $209.9
Less: Preference stock dividends. . . . . . .      (.5)
                                                 -----
Income from continuing operations available to
  common stockholders - basic EPS . . . . . .    209.4     320.6      $0.65
                                                           =====       ====
Income from discontinued operations, net of tax   10.4
                                                 -----
Net income available to common
  stockholders - basic EPS. . . . . . . . . .    219.8     320.6      $0.69
                                                                       ====
Effect of dilutive securities:
Contingently issuable shares (primarily options)             2.9
Convertible preference stock. . . . . . . . .       .5       3.7
                                                 -----     -----
Net income available to common stockholders and
  assumed conversions - diluted EPS . . . . .    220.3     327.2      $0.67
                                                           =====       ====
Income from discontinued operations, net of tax  (10.4)
                                                 -----
Income from continuing operations available to
  common stockholders and assumed
  conversions - diluted EPS . . . . . . . . .   $209.9     327.2      $0.64
                                                 =====     =====       ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                                       Three Months Ended
                                                         March 31, 1997
                                                 ----------------------------
                                                 Income   Shares    Per share
                                                 ------   ------    ---------
(Millions, except per share amounts)
Income from continuing operations . . . . . . .  $460.3
Less: Preference stock dividends. . . . . . . .     (.5)
                                                  -----
Income from continuing operation available to
  common stockholders - basic EPS . . . . . . .   459.8    322.2      $1.43
                                                           =====       ====
Income from discontinued operations, net of tax    22.6
                                                  -----
Net income available to common
  stockholders  - basic EPS . . . . . . . . . .   482.4    322.2      $1.50
                                                                       ====
Effect of dilutive securities:
Contingently issuable shares (primarily options)              .8
Convertible preference stock. . . . . . . . . .      .5      4.0
                                                  -----    -----
Net income available to common stockholders and
  assumed conversions - diluted EPS . . . . . .   482.9    327.0      $1.48
                                                           =====       ====
Income from discontinued operations, net of tax   (22.6)
                                                  -----
Income from continuing operations available to
  common stockholders and assumed
  conversions - diluted EPS . . . . . . . . . .  $460.3    327.0      $1.41
                                                  =====    =====       ====


NOTE L.  Supplemental Income Statement Information.

     Taxes other than income taxes comprised the following:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1998        1997
                                                        ----        ----
                                                                 (Restated)
     (Millions)
     Production/severance. . . . . . . . . . . . . . .  $ 64        $112
     Property. . . . . . . . . . . . . . . . . . . . .    49          44
     Other . . . . . . . . . . . . . . . . . . . . . .    62          60
                                                         ---         ---
       Total . . . . . . . . . . . . . . . . . . . . .  $175        $216
                                                         ===         ===

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE M.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the three months ended March 31, 1998 and 1997:

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                         1998        1997
                                                         ----        ----
                                                                 (Restated)

(Millions)
Gross sales and maturities of short-term investments. . $    64    $   611
Gross purchases of short-term investments . . . . . . .     (72)      (640)
                                                         ------     ------
Net cash used by short-term investments . . . . . . . . $    (8)   $   (29)
                                                         ======     ======

Gross proceeds from issuance of notes payable . . . . . $ 5,916    $ 1,707
Gross repayments of notes payable . . . . . . . . . . .  (5,334)    (1,690)
                                                         ------     ------
Net cash provided by notes payable. . . . . . . . . . . $   582    $    17
                                                         ======     ======

Gross noncash provisions charged to income. . . . . . . $    75    $    98
Cash payments of previously accrued items . . . . . . .    (128)       (79)
                                                         ------     ------
Cash payments (greater) less than noncash provisions. . $   (53)   $    19
                                                         ======     ======

     Interest paid during the three-month periods ended March 31, 1998 and 1997 was $128 million and $186 million, respectively.

     Income taxes paid during the three-month periods ended March 31, 1998 and 1997 were $37 million and $109 million, respectively.

     Changes in working capital accounts for the three-month periods ended March 31, 1998 and 1997 were as follows:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         1998        1997
                                                         ----        ----
                                                                  (Restated)
         (Millions)
         Increase (decrease) to cash

           Accounts receivable. . . . . . . . . . . . . $ 113       $ 217
           Inventories. . . . . . . . . . . . . . . . .   (48)          9
           Accounts payable . . . . . . . . . . . . . .  (238)       (305)
           Other working capital. . . . . . . . . . . .   (23)         32
                                                         ----        ----
             Total. . . . . . . . . . . . . . . . . . . $(196)      $ (47)
                                                         ====        ====

                                     - 12 -

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


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

     The State of Montana is seeking recovery from ARCO of $767 million based on alleged injuries to natural resources resulting from ARCO's mining and mineral processing businesses formerly operated by Anaconda, ARCO's predecessor in Montana. ARCO is contesting this demand.

     ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations. These require ARCO to remove or mitigate the effects on the environment of the disposal or release of certain chemical, mineral and petroleum substances at various sites, perform certain restoration work on these sites and to pay damages for loss
of   use   and   non-use  values.   ARCO  is  currently  participating   in
environmental  assessments  and  cleanups  under  these  laws  at   federal
Superfund  and state-managed sites, as well as other clean-up sites.   ARCO
may in the future be involved in additional environmental assessments and cleanups, including restoration of natural resources and damages for loss of use and non-use values. The amount of future costs will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required and the determination of ARCO's liability in proportion to other responsible parties. Environmental loss contingencies include claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by ARCO.

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial wherewithal of the other responsible parties. At March 31, 1998, the environmental remediation accrual was $759 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     ARCO's environmental remediation accrual covers federal Superfund and state-managed sites as well as other clean-up sites, including service stations, refineries, terminals, chemical facilities, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites formerly owned by ARCO. ARCO has been named a potentially responsible party ("PRP") for 133 sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility. ARCO reviews all PRP sites, along with other sites as to which no claims have been asserted, in estimating the amount of the accrual. ARCO's future costs at these sites could exceed the amount accrued by as much as $500 million.

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

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE O. Subsequent Event.

     On May 4, 1998, ARCO announced that it has signed a definitive merger agreement with Union Texas Petroleum ("UTP") under which ARCO will acquire for cash all outstanding shares of UTP common stock for $29 per share in a transaction valued at approximately $3.3 billion, including debt and preferred stock of UTP. The agreement was approved unanimously by both boards of directors.

     Under the terms of the merger agreement, ARCO will commence an all-cash tender offer for all of UTP's outstanding common stock on or prior to May 8, 1998. Any shares not purchased in the tender offer will be acquired for $29 per share cash pursuant to a merger after completion of the tender offer. As of March 31, 1998, UTP had approximately 85.25 million shares outstanding. The transaction is subject to usual closing conditions, including regulatory approvals. ARCO excepts the tender offer will be completed by the end of the second quarter.

     UTP is a Houston-based oil and gas company with 1997 sales of $909 million and assets of $2.0 billion. UTP has major operations in Indonesia, the North Sea, Venezuela and Pakistan.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter 1998 vs. First Quarter 1997


Consolidated Earnings

      The earnings decline in 1998 primarily reflected lower crude oil prices and, to a lesser extent, lower U.S. natural gas prices, the absence of earnings from Lyondell Petrochemical Company ("Lyondell") and lower refining and marketing margins, partially offset by higher earnings from ARCO Chemical Company ("ARCO Chemical") and lower interest expense.

      For the first quarter of 1998, a special items benefit of $8 million consisted of a deferred tax benefit, partially offset by charges for future environmental remediation.

      There  were  no net special items for the first quarter  of  1997  as charges for future environmental remediation, primarily related to implementation of a new accounting standard, were offset by benefits from deferred taxes and changes in certain reserves.


After-tax Segment Earnings

                                                        1998      1997
                                                        ----      ----
      (Millions)
      Exploration and production . . . . . . . . . . .  $ 182     $ 452
      Refining and marketing . . . . . . . . . . . . .     19        46
      Chemicals. . . . . . . . . . . . . . . . . . . .     84        50
      Other operations . . . . . . . . . . . . . . . .     24        43
      Interest expense . . . . . . . . . . . . . . . .    (82)     (112)
      Other unallocated expenses . . . . . . . . . . .    (17)      (19)
                                                         ----      ----
        Income from continuing operations. . . . . . .    210       460
      Discontinued operations. . . . . . . . . . . . .     10        23
                                                         ----      ----
        Net income . . . . . . . . . . . . . . . . . .  $ 220     $ 483
                                                         ====      ====

Exploration and Production

      ARCO's earnings from worldwide oil and gas exploration and production operations in 1998 were significantly impacted by lower crude oil prices and, to a lesser extent, lower U.S. natural gas prices. A $23 million increase in exploration expense in the 1998 first quarter was primarily geological and geophysical and dryhole expenses associated with international exploration.

Average Oil & Gas Prices

                                                            1998    1997
                                                            ----    ----
       U.S.
         Petroleum liquids - per barrel (bbl)
           Alaska . . . . . . . . . . . . . . . . . . .    $10.26  $17.98
           Lower 48, including Vastar . . . . . . . . .    $12.68  $19.29
           Composite average price. . . . . . . . . . .    $11.10  $18.38
         Natural gas - per thousand cubic feet (mcf). .    $ 1.89  $ 2.32

       International
         Petroleum liquids - per bbl. . . . . . . . . .    $12.59  $20.79
         Natural gas - per mcf. . . . . . . . . . . . .    $ 2.69  $ 2.64

Petroleum Liquids and Natural Gas Production

                                                         1998        1997
                                                         ----        ----
         Net Production
         U.S.
           Petroleum liquids - bbl/day
             Alaska . . . . . . . . . . . . . . . . .    364,100     398,900
             Vastar . . . . . . . . . . . . . . . . .     51,600      51,100
             Other Lower 48 . . . . . . . . . . . . .    140,500     124,800
               Total. . . . . . . . . . . . . . . . .    556,200     574,800
           Natural gas - mcf/day. . . . . . . . . . .  1,091,700   1,049,200
           Barrels of oil equivalent (BOE)/day* . . .    738,100     749,700

         International
           Petroleum liquids - bbl/day. . . . . . . .     86,200      70,400
           Natural gas - mcf/day. . . . . . . . . . .    847,600     878,400
           BOE/day. . . . . . . . . . . . . . . . . .    227,500     216,800

         Total net production BOE/day . . . . . . . .    965,600     966,500
         ____________

         * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

     The reduction in U.S. petroleum liquids production primarily resulted from maintenance downtime and natural field declines in the Prudhoe Bay field in Alaska. Increased production from the Rhourde El Baguel field in Algeria and from the addition (effective July 1, 1997) of the Ashtart field in Tunisia were the primary reasons for the increase in international liquids production.

     The reduction in international natural gas volumes in 1998 reflected higher natural gas takes in the United Kingdom, more than offset by lower natural gas takes from Indonesia gas fields and the Yacheng 13 field in the South China Sea. Production from the United Kingdom natural gas fields increased by approximately 55 million cubic feet per day, while production from Indonesia gas fields and the Yacheng 13 field decreased by approximately 62 million and 20 million cubic feet per day, respectively.

Refining and Marketing

     In the 1998 first quarter, refining and marketing margins decreased as realized prices for gasoline, jet fuel and diesel all fell due to higher West Coast inventories. The excess inventories on the West Coast were caused by high levels of jet fuel imports from Asia, where the financial crisis reduced demand, and the weather-related impact from above-normal rainfall. Higher operating expenses in the first quarter of 1998 reflected primarily $25 million before tax in turnaround expenses.

     The integration of over 200 Thrifty gasoline retail sites into ARCO's retailing network in California and the newly acquired sites in Vancouver, British Columbia contributed to an 11% increase in retail gasoline volumes.


West Coast Petroleum Products Sales

                                                            1998     1997
                                                            ----     ----
       Volumes (barrels/day)
       Gasoline . . . . . . . . . . . . . . . . . . . .   295,400   265,000
       Jet. . . . . . . . . . . . . . . . . . . . . . .   110,200   118,900
       Distillate . . . . . . . . . . . . . . . . . . .    77,900    77,700
       Other. . . . . . . . . . . . . . . . . . . . . .    63,400    61,600
                                                          -------   -------

         Total. . . . . . . . . . . . . . . . . . . . .   546,900   523,200
                                                          =======   =======


Chemicals

     For the chemicals segment, reflecting ARCO's 82.3% interest in ARCO Chemical, the 1998 earnings were primarily attributable to higher core product (propylene oxide (PO), PO derivatives, and toluene di-isocyanate
(TDI)) volumes and ARCO Chemical's cost reduction program. Selling, general and administrative and research and development expenses decreased $20 million. Core product margins also improved as lower feedstock costs were only partially offset by lower sales prices. Those margin improvements were partially offset by margin decreases in co-products, methyl tertiary butyl ether (MTBE) and styrene monomer (SM).

     Average sales prices were generally lower in 1998, reflecting lower feedstock costs, ongoing competition in PO derivatives and TDI markets, the negative effects of a stronger U.S. dollar on foreign sales, lower prices in Asian markets and lower prices for co-products, MTBE and SM.


Other Operations

     The 1998 results from ARCO's other operations included the earnings from Lower 48 pipeline and aluminum operations. The 1997 first quarter included $30 million in after-tax earnings from ARCO's equity interest in Lyondell. ARCO disposed of its interest in Lyondell in the third quarter of 1997.

Discontinued Operations

     In March 1998, ARCO signed agreements to dispose of its U.S. coal oper-ations with Arch Coal. Operations covered by these agreements include the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado and ARCO's 65% interest in three mines in Utah. A subsidiary of ARCO will sell the Colorado and Utah coal operations to Arch Coal. Simultaneously, ARCO will contribute its Wyoming coal operations and Arch Coal will transfer various of its coal operations into a new joint venture that will be 99% owned by Arch Coal and 1% owned by ARCO.

     The lower earnings in 1998 from ARCO's discontinued coal operations primarily resulted from lower sales prices and volumes.


Consolidated Revenues

                                                            1998      1997
                                                            ----      ----
       (Millions)
       Sales and other operating revenues
       Exploration and production . . . . . . . . . . .    $1,538    $2,847
       Refining and marketing . . . . . . . . . . . . .     1,352     1,692
       Chemicals. . . . . . . . . . . . . . . . . . . .       934     1,029
       Other . . . . .  . . . . . . . . . . . . . . . .        42        46
       Intersegment eliminations. . . . . . . . . . . .      (435)     (764)
                                                            -----     -----
         Total. . . . . . . . . . . . . . . . . . . . .    $3,431    $4,850
                                                            =====     =====

     The decline in exploration and production sales and other operating revenues resulted primarily from lower natural gas marketing activity and lower petroleum liquids prices. Effective September 1, 1997, Vastar
Resources, Inc. (Vastar) contributed the majority of its natural gas marketing operations to a joint venture with the Southern Company. As a result of the transfer of those operations, total natural gas sales volumes decreased to 2.4 billion cubic feet per day in the 1998 first quarter, down from 4.8 billion cubic feet per day in the 1997 first quarter.

     Refining and marketing sales and other operating revenues decreased primarily because of lower refined products prices, partially offset by higher gasoline volumes.


Consolidated Expenses

     Trade purchases were lower primarily as a result of lower natural gas marketing activity and crude oil prices.

     The lower operating expenses in 1998 primarily reflected the absence of charges for future environmental remediation related to the adoption of a new accounting standard in the first quarter of 1997 and the absence of gas marketing delivery charges.

     The lower taxes other than income taxes in 1998 primarily resulted from the impact of lower crude oil prices on U.S. production taxes.

     The lower interest expense in 1998 resulted from a $1.7 billion reduction of long-term debt in 1997.

Income Taxes

     The Company's effective tax rate was 27.5% in the 1998 first quarter, compared to 31.8% in the 1997 first quarter. The lower effective tax rate in 1998 primarily reflected that the Company had approximately the same level of tax credits in both periods, while income before income taxes was more than 50% lower in the first quarter of 1998 compared to the same period in 1997.


Liquidity and Capital Resources

                                                            1998
                                                            ----
       (Millions)
       Cash flow provided (used) by:
       Operations . . . . . . . . . . . . . . . . . . .    $ 495
       Investing activities . . . . . . . . . . . . . .    $(797)
       Financing activities . . . . . . . . . . . . . .    $ 353

     The net cash used by investing activities in the first quarter 1998 included expenditures for additions to fixed assets of $799 million. The Company expects total capital expenditures for additions to fixed assets to approximate $3.8 billion for the full year 1998.

     The net cash provided by financial activities in the first quarter of of 1998 included net proceeds of $582 million from the issuance of short-term debt and proceeds of $68 million from the issuance of long-term debt. These proceeds were partially offset by repayments of long-term debt of $66 million and dividend payments of $229 million.

     Cash and cash equivalents and short-term investments totaled $766 million, and short-term borrowings were $2.3 billion at the end of the first quarter of 1998.

     Primarily as a result of the $1.7 billion repayments of long-term debt in 1997 and the increased use of short-term borrowing, the Company is in a working capital deficit position of approximately $1.6 billion at March 31, 1998. It is expected that future cash requirements for working capital requirements, capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings. In addition, ARCO expects to receive proceeds from its disposal of its U.S. coal assets of $1.14 billion.

     On May 4, 1998, ARCO announced that it has signed a definitive merger agreement with Union Texas Petroleum ("UTP") under which ARCO will acquire for cash all outstanding shares of UTP common stock for $29 per share in a transaction valued at approximately $3.3 billion, including debt and preferred stock of UTP. ARCO expects the tender offer to be completed by the end of the second quarter of 1998 and plans to finance the transaction using commercial paper and other short-term borrowings backed by existing and additional bank facilities. ARCO expects the transaction will add 140,000 barrels per day of oil equivalent ("BOE") to 1998 production, and proved reserves of 573 million BOE. UTP is a Houston-based oil and gas company with 1997 sales of $909 million and assets of $2.0 billion.

                           ____________________


     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     1. Reference is made to the disclosure on page 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (hereinafter, the "1997 Form 10-K Report") regarding Montana v. ARCO, ex rel. (Case No. CV-83-317-HLN-PGH). The State's claim, as of January 1, 1998, was for damages of $767 million for alleged injuries to natural resources resulting from mining and mineral processing operations.

     2. Reference is made to the disclosure on page 14 of the 1997 Form 10-K Report regarding Stanley Marshall, et al. v. ARCO (Case No. 3217). On September 8, 1997, a jury found in favor of the plaintiffs and on March 19, 1998, the trial court entered the Second Modified Judgment on the verdict awarding $3.8 million in actual damages, $50 million in exemplary damages, $13.4 million in attorneys fees, and $1.7 million in pre-judgment interest.

     3. Reference is made to the disclosure on page 14 of the 1997 Form 10-K Report regarding ARCO, et al. v. UNOCAL (Case No. 95-2379-KMW-JRx). The inequitable conduct phase was tried in December 1997 without a jury. No decision on that phase has been rendered by the court. The court also has to rule on UNOCAL's claim for $2.6 million in attorneys fees. After final judgment is entered, an appeal to the Court of Appeals for the Federal Circuit is available.

     4. Reference is made to the disclosure on pages 14-15 of the 1997 Form 10-K Report regarding Aguilar, et al. v. Atlantic Richfield, et al. (Case No. 700810). The defendants have appealed from the order granting a new trial, and the plaintiffs have cross-appealed from the summary judgment.

     5. Reference is made to the Company's 1997 Form 10-K Report for information on other legal proceeding matters reported therein.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting of stockholders was held on May 4, 1998. The stockholders elected all the Company's nominees for director, who constitute the entire Board of Directors. The Stockholders also approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1998. The votes were as follows:

     1.  Election of Directors.

                                                       Votes
                                   Votes For         Withheld
                                   ---------         --------
         Frank D. Boren           274,263,633        1,772,330
         Mike R. Bowlin           274,305,184        1,730,779
         John Gavin               274,171,357        1,864,606
         Kent Kresa               274,336,291        1,699,672
         Arnold G. Langbo         274,356,484        1,679,479
         David T. McLaughlin      274,269,955        1,766,008
         John B. Slaughter        274,184,205        1,851,758
         Gary L. Tooker           274,337,126        1,698,837
         Henry Wendt              271,207,865        4,828,098

     2.  Appointment of Coopers & Lybrand L.L.P.

            For               274,550,338
            Against               610,960
            Abstain               874,665

     3. Stockholders' proposal requesting the review and development of guidelines for country selection and report to stockholders.

            For                   8,521,090
            Against             228,183,603
            Abstain              15,242,504
            Broker Non-Votes     24,088,766

     4. Stockholders' proposal requesting additional reporting of political contributions.

            For                  11,518,902
            Against             229,007,827
            Abstain              11,420,468
            Broker Non-Votes     24,088,766

     5.  Stockholders' proposal request for company investigation.

            For                   7,438,512
            Against             228,464,575
            Abstain              16,044,110
            Broker Non-Votes     24,088,766

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         27  Financial Data Schedule.

         99 Press Release dated May 4, 1998 announcing ARCO's merger agreement with Union Texas Petroleum.

    (b)  Reports on Form 8-K.

         No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998 and through the date hereof.

                                 SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ATLANTIC RICHFIELD COMPANY
                                                       (Registrant)


                                                  /s/ ALLAN L. COMSTOCK
Dated:  May 5, 1998                            _____________________________
                                                     ALLAN L. COMSTOCK
                                               Vice President and Controller
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)