Form 10-Q
period 1998-06-30
ATLANTIC RICHFIELD CO /DE
filed 1998-08-07
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                             ________________

                                 FORM 10-Q
                             ________________

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                             ________________

For the quarterly period ended June 30, 1998
Commission file number 1-1196
                             ________________

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

     Number of shares of Common Stock, $2.50 par value, outstanding as of June 30, 1998: 321,139,022.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                     Three Months Ended    Six Months Ended
                                     ------------------    ----------------
                                           June 30,            June 30,
                                     ------------------    ----------------
(Millions except per share amounts)    1998       1997      1998      1997
                                       ----       ----      ----      ----
                                               (Restated)          (Restated)
Revenues
  Sales and other operating revenues  $2,564     $3,534     $5,100    $7,426
  Other revenues . . . . . . . . . .      90        148        200       248
                                       -----      -----      -----     -----
                                       2,654      3,682      5,300     7,674
                                       -----      -----      -----     -----
Expenses
  Trade purchases. . . . . . . . . .   1,071      1,634      2,057     3,455
  Operating expenses . . . . . . . .     559        649      1,094     1,227
  Selling, general and
   administrative expenses . . . . .     202        204        385       384
  Depreciation, depletion and
   amortization. . . . . . . . . . .     436        341        788       687
  Exploration expenses (including
   undeveloped leasehold
   amortization) . . . . . . . . . .     126         90        275       216
  Taxes other than income taxes. . .     122        144        276       340
  Interest . . . . . . . . . . . . .     106        (12)       203       132
                                       -----      -----      -----     -----
                                       2,622      3,050      5,078     6,441
                                       -----      -----      -----     -----
Income before income taxes,
  minority interest and
  extraordinary item . . . . . . . .      32        632        222     1,233
Provision (benefit) for taxes
  on income. . . . . . . . . . . . .     (37)       212         10       411
Minority interest in earnings of
  subsidiary . . . . . . . . . . . .       5         11         14        22
                                       -----      -----      -----     -----
Income from continuing operations
  before extraordinary item. . . . .      64        409        198       800

Income from discontinued operations,
  net of income taxes of $43 and $89
  (1998) and $30 and $67 (1997). . .      90         99        176       191
                                       -----      -----      -----     -----
Income before extraordinary item . .     154        508        374       991

Extraordinary loss on extinguishment
  of debt (net of income taxes
  of $74). . . . . . . . . . . . . .       -       (118)         -      (118)
                                       -----      -----      -----     -----
Net Income . . . . . . . . . . . . .  $  154     $  390     $  374    $  873
                                       =====      =====      =====     =====
Earned per Share
  Basic
    Continuing operations. . . . . .  $  .19     $ 1.27     $  .61    $ 2.48
    Discontinued operations. . . . .     .29        .31        .55       .60
    Extraordinary loss . . . . . . .       -       (.37)         -      (.37)
                                       -----      -----      -----     -----
    Net income . . . . . . . . . . .  $  .48     $ 1.21     $ 1.16    $ 2.71
                                       =====      =====      =====     =====

  Diluted
    Continuing operations. . . . . .  $  .19     $ 1.25     $  .60    $ 2.44
    Discontinued operations. . . . .     .28        .30        .54       .59
    Extraordinary loss . . . . . . .       -       (.36)         -      (.36)
                                       -----      -----      -----     -----
    Net income . . . . . . . . . . .  $  .47     $ 1.19     $ 1.14    $ 2.67
                                       =====      =====      =====     =====
Cash Dividends Paid per Share of
  Common Stock . . . . . . . . . . .  $.7125     $.7125     $1.425    $1.400
                                       =====      =====      =====     =====

     The accompanying notes are an integral part of these statements.

                                    - 1 -

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                   June 30,   December 31,
                                                     1998        1997
                                                   --------   ------------
(Millions)                                                     (Restated)
Assets
Current assets:
  Cash and cash equivalents . . . . . . . . . .    $   513      $   434
  Short-term investments. . . . . . . . . . . .        215          222
  Accounts receivable . . . . . . . . . . . . .        840          929
  Inventories . . . . . . . . . . . . . . . . .        451          456
  Prepaid expenses and other current assets . .        295          204
                                                    ------       ------
  Total current assets. . . . . . . . . . . . .      2,314        2,245
                                                    ------       ------
Investments and long-term receivables:
  Investment in Union Texas Petroleum . . . . .      2,646            -
  Investments accounted for on the equity
   method . . . . . . . . . . . . . . . . . . .        821          763
  Other investments and long-term receivables .        979        1,820
                                                    ------       ------
                                                     4,446        2,583
                                                    ------       ------
Net property, plant and equipment . . . . . . .     14,308       13,560

Net assets of discontinued operations . . . . .      2,013        2,777
Deferred charges and other assets . . . . . . .      1,353        1,260
                                                    ------       ------
Total assets. . . . . . . . . . . . . . . . . .    $24,434      $22,425
                                                    ======       ======

     The accompanying notes are an integral part of these statements.

                                  - 2 -

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                    June 30,   December 31,
                                                      1998        1997
                                                    --------   ------------
(Millions)                                                      (Restated)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .    $ 4,364     $ 1,456
  Accounts payable. . . . . . . . . . . . . . . .        791         948
  Long-term debt due within one year. . . . . . .        102         164
  Taxes payable. . . . . . . . . . . .  . . . . .        190         308
  Other . . . . . . . . . . . . . . . . . . . . .        920         953
                                                      ------      ------
  Total current liabilities . . . . . . . . . . .      6,367       3,829
                                                      ------      ------
Long-term debt. . . . . . . . . . . . . . . . . .      3,679       3,619
Deferred income taxes . . . . . . . . . . . . . .      2,335       2,661
Other deferred liabilities and credits. . . . . .      3,739       3,396
Minority interest . . . . . . . . . . . . . . . .        251         240
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . .          1           1
  Common stock. . . . . . . . . . . . . . . . . .        814         807
  Capital in excess of par value of stock . . . .        856         640
  Retained earnings . . . . . . . . . . . . . . .      6,969       7,054
  Treasury stock. . . . . . . . . . . . . . . . .       (356)       (170)
  Accumulated other comprehensive income (loss) .       (221)        348
                                                      ------      ------
  Total stockholders' equity. . . . . . . . . . .      8,063       8,680
                                                      ------      ------
Total liabilities and stockholders' equity. . . .    $24,434     $22,425
                                                      ======      ======

     The accompanying notes are an integral part of these statements.

                                  - 3 -

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                          1998     1997
                                                         ------   ------
(Millions)                                                      (Restated)
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . .  $  198   $  682
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Extraordinary loss on extinguishment of debt. . . . .       -      118
  Depreciation, depletion and amortization. . . . . . .     788      687
  Dry hole expense and undeveloped leasehold
   amortization . . . . . . . . . . . . . . . . . . . .     138       87
  Net gain on asset sales . . . . . . . . . . . . . . .     (23)     (13)
  Income from equity investments. . . . . . . . . . . .     (32)      (5)
  Dividends from equity investments . . . . . . . . . .       4       10
  Minority interest in earnings of subsidiaries . . . .      14       22
  Cash payments greater than noncash provisions . . . .     (99)    (154)
  Changes in working capital accounts . . . . . . . . .    (339)    (288)
  Other . . . . . . . . . . . . . . . . . . . . . . . .       5       (6)
                                                          -----     -----
    Net cash provided by operating activities . . . . .     654     1,140
                                                          -----     -----
Cash flows from investing activities:
  Union Texas Petroleum acquisition . . . . . . . . . .  (2,646)        -
  Additions to fixed assets (including dry hole costs).  (1,612)     (918)
  Net cash provided by short-term investments . . . . .       8       304
  Investment in LUKARCO . . . . . . . . . . . . . . . .     (32)     (201)
  Proceeds from asset sales . . . . . . . . . . . . . .   1,135        16
  Other . . . . . . . . . . . . . . . . . . . . . . . .     (35)      (23)
                                                          -----     -----
    Net cash used by investing activities . . . . . . .  (3,182)     (822)
                                                          -----     -----
Cash flows from financing activities:
  Repayments of long-term debt. . . . . . . . . . . . .    (155)     (403)
  Proceeds from issuance of long-term debt. . . . . . .     153        95
  Net cash provided by notes payable  . . . . . . . . .   2,930        42
  Dividends paid. . . . . . . . . . . . . . . . . . . .    (459)     (452)
  Treasury stock purchases. . . . . . . . . . . . . . .      (1)     (155)
  Other . . . . . . . . . . . . . . . . . . . . . . . .      15        22
                                                          -----     -----
    Net cash provided (used) by financing activities. .   2,483      (851)
                                                          -----     -----
Cash flows from discontinued operations . . . . . . . .     123       190

Effect of exchange rate changes on cash . . . . . . . .       1        (4)
                                                          -----     -----
Net increase (decrease) in cash and cash equivalents. .      79      (347)

Cash and cash equivalents at beginning of period. . . .     434     1,326
                                                          -----     -----
Cash and cash equivalents at end of period. . . . . . .  $  513    $  979
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


NOTE B.  Comprehensive Income.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO's comprehensive income for the three- and six-month periods ended June 30, 1998 and 1997 was as follows:

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    ------------------     ----------------
(Millions)                           1998        1997       1998      1997
                                     ----        ----       ----      ----
Net  income . . . . . . . . . .     $ 154       $ 390      $ 374     $  873
After-tax changes in:
  Net unrealized gain on
   investments (a). . . . . . .      (333)        200       (519)       265
  Foreign currency translation
   adjustment . . . . . . . . .       (46)        (47)       (50)       (97)
                                     ----        ----       ----      -----
Comprehensive income (loss) . .     $(225)      $ 543      $(195)    $1,041
                                     ====        ====       ====      =====

(a) Primarily  consists  of  a  decline in ARCO's  unrealized  gain  on  its investment  in  LUKOIL,  which had a fair value  of  approximately  $482 million  at  June  30, 1998, compared to a fair value  of  approximately
    $1.3  billion at December 31, 1997.  The unrealized pretax gain  in  the
    LUKOIL investment at June 30, 1998, was $140 million.

     The new disclosure had no impact on ARCO's net income, financial position, stockholders' equity or cash flows.

     Accumulated nonowner changes in equity (accumulated other comprehensive income) at June 30, 1998 and December 31, 1997 were as follows:

                                                   June 30,    December 31,
                                                     1998          1997
                                                   --------    ------------
      (Millions)
      Net unrealized gain on investments . . . . .   $  87        $ 606
      Foreign currency translation adjustment. . .    (254)        (204)
      Minimum pension liability. . . . . . . . . .     (54)         (54)
                                                      ----         ----
        Accumulated other comprehensive income . .   $(221)       $ 348
                                                      ====         ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Interim Segment Information.

Three Months Ended June 30, 1998
--------------------------------

                        Exploration   Refining &    All     Unallo-
(Millions)             & Production   Marketing    Other     cated     Total
                       ------------   ----------   -----    -------    -----
Sales and other
 operating revenues . .   $ 1,368       $1,432    $   39    $   14    $ 2,853
Intersegment revenues .      (262)           -       (21)       (6)      (289)
                           ------        -----     -----     -----     ------
Total . . . . . . . . .   $ 1,106       $1,432    $   18    $    8    $ 2,564
                           ======        =====     =====     =====     ======
Income from continuing
 operations . . . . . .   $    17       $   97    $   29    $  (79)   $    64
Income from discontinued
 operations . . . . . .         -            -         -        90         90
                           ------        -----     -----     -----     ------
Net income. . . . . . .   $    17       $   97    $   29    $   11    $   154
                           ======        =====     =====     =====     ======

Segment assets. . . . .   $12,977       $3,722    $1,178    $6,557    $24,434
                           ======        =====     =====     =====     ======

December 31, 1997
-----------------
  (Restated)
Segment assets. . . . .   $12,882       $3,565    $1,164    $4,814    $22,425
                           ======        =====     =====     =====     ======

Three Months Ended June 30, 1997
--------------------------------
  (Restated)

                        Exploration   Refining &    All     Unallo-
(Millions)             & Production   Marketing    Other     cated     Total
                       ------------   ----------   -----    -------    -----
Sales and other
 operating revenues . .   $ 2,399       $1,631    $   49     $    6   $ 4,085
Intersegment revenues .      (526)           -       (21)        (4)     (551)
                           ------        -----     -----      -----    ------
Total . . . . . . . . .   $ 1,873       $1,631    $   28     $    2   $ 3,534
                           ======        =====     =====      =====    ======
Income from continuing
 operations . . . . . .   $   321       $   68    $   24     $   (4)  $   409
Income from discontinued
 operations . . . . . .         -            -         -         99        99
Extraordinary item. . .         -            -         -       (118)     (118)
                           ------        -----     -----      -----    ------
Net income. . . . . . .   $   321       $   68    $   24     $  (23)  $   390
                           ======        =====     =====      =====    ======

                                 - 6 -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Six Months Ended June 30, 1998
------------------------------

                       Exploration    Refining &    All     Unallo-
(Millions)            & Production    Marketing    Other     cated    Total
                      ------------    ----------   -----    -------   -----
Sales and other
 operating revenues . .  $ 2,906       $ 2,784     $   79   $   16   $ 5,785
Intersegment revenues .     (624)          (12)       (40)      (9)     (685)
                          ------        ------      -----    -----    ------
Total . . . . . . . . .  $ 2,282       $ 2,772     $   39   $    7   $ 5,100
                          ======        ======      =====    =====    ======
Income from continuing
 operations . . . . . .  $   199       $   116     $   53   $ (170)  $   198
Income from discontinued
 operations . . . . . .        -             -          -      176       176
                          ------        ------      -----    -----    ------
Net income. . . . . . .  $   199       $   116     $   53   $    6   $   374
                          ======        ======      =====    =====    ======

Six Months Ended June 30, 1997
------------------------------
  (Restated)

                        Exploration   Refining &     All    Unallo-
(Millions)             & Production   Marketing     Other    cated     Total
                       ------------   ----------    -----   -------    -----
Sales and other
 operating revenues . .   $ 5,246      $ 3,323     $   93   $    8    $ 8,670
Intersegment revenues .    (1,194)           -        (42)      (8)    (1,244)
                           ------       ------      -----    -----     ------
Total . . . . . . . . .   $ 4,052      $ 3,323     $   51   $    -    $ 7,426
                           ======       ======      =====    =====     ======
Income from continuing
 operations . . . . . .   $   773      $   114     $   37   $ (124)   $   800
Income from discontinued
 operations . . . . . .         -            -          -      191        191
Extraordinary item  . .         -            -          -     (118)      (118)
                           ------       ------      -----    -----     ------
Net income. . . . . . .   $   773      $   114     $   37   $ ( 51)   $   873
                           ======       ======      =====    =====     ======

     As discussed in Note K, the Company's coal and chemical operations and investment in Lyondell Petrochemical Company ("Lyondell") have been reported as discontinued at June 30, 1998. Accordingly, the income from and net assets of discontinued operations are included with unallocated items in the segment presentation above. At December 31, 1997, coal operations and ARCO's investment in Lyondell were included as part of "all other" for segment purposes and chemical operations were shown as a separate segment. The prior period has been restated to conform to the current presentation.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE D.  Acquisition of Union Texas Petroleum Holdings, Inc.

     On June 16, 1998, ARCO announced the completion of its tender offer for all outstanding shares of Union Texas Petroleum Holdings, Inc.'s ("UTP") common stock. ARCO purchased the outstanding common stock of UTP for approximately $2.5 billion, or $29 per share in cash. ARCO also purchased in a tender offer 1,649,500 shares of Union Texas Petroleum Holdings, Inc.'s 7.14% Series A Cumulative Preferred Stock for approximately $200 million, or $122 per share in cash. UTP was a U.S.- based, non-integrated oil and gas company with worldwide operations. Substantially all of UTP's oil and gas producing operations were conducted outside of the U.S. in the United Kingdom sector of the North Sea, Indonesia and Pakistan.

     The acquisition is being accounted for as a purchase and the operations of UTP will be included in the consolidated financial statements of ARCO as of July 1, 1998. The cost of the acquisition will be allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. ARCO expects that this allocation will be completed by year-end 1998.


NOTE E.  Investments.

     At  June  30,  1998  and  1997, investments in  debt  securities  were primarily composed of U.S. Treasury securities and corporate debt instruments and were principally included in short-term investments.
Maturities generally ranged from one day to 20 months. Investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At June 30, 1998, all investments were classified as available-for-sale; there were no investments considered held-to-maturity. Investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

     The following summarizes investments in securities, at June 30:

                                                           1998     1997
                                                           ----     ----
        (Millions)
        Aggregate fair value . . . . . . . . . . . . . .  $1,058   $1,961
        Gross unrealized holding losses. . . . . . . . .       7        3
        Gross unrealized holding gains . . . . . . . . .    (148)    (798)
                                                           -----    -----
        Amortized cost . . . . . . . . . . . . . . . . .  $  917   $1,166
                                                           =====    =====

      Investment activity for the six-month periods ended June 30 was as follows:

                                                           1998     1997
                                                           ----     ----
        (Millions)
        Gross purchases. . . . . . . . . . . . . . . . .  $7,191   $4,185
        Gross sales. . . . . . . . . . . . . . . . . . .     267    1,303
        Gross maturities . . . . . . . . . . . . . . . .   6,920    3,588

Gross   realized   gains  and  loss  were  determined   by   the   specific
identification method and for the three- and six-month periods ended June 30, 1998 and 1997, were insignificant.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F.  Inventories.

     Inventories at June 30, 1998 and December 31, 1997 comprised the following:

                                                    June 30,   December 31,
                                                      1998        1997
                                                    --------   ------------
   (Millions)                                                   (Restated)
   Crude oil and petroleum products . . . . . . .  $    228     $    247
   Other products . . . . . . . . . . . . . . . .        23           24
   Materials and supplies . . . . . . . . . . . .       200          185
                                                    -------      -------
     Total. . . . . . . . . . . . . . . . . . . .  $    451     $    456
                                                    =======      =======

NOTE G.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                    June 30,     December 31,
                                                      1998          1997
                                                    --------     ------------
   (Thousands)
   $3.00 Cumulative convertible preference
     stock, par $1 . . . . . . . . . . . . . . . .   $     52      $     56
   $2.80 Cumulative convertible preference
     stock, par $1 . . . . . . . . . . . . . . . .        589           616
   Common stock, par $2.50 . . . . . . . . . . . .    814,435       806,800
                                                      -------       -------
     Total . . . . . . . . . . . . . . . . . . . .   $815,076      $807,472
                                                      =======       =======

NOTE H.  Capitalization of Interest.

      Interest expense excluded capitalized interest of $21 million and $12 million, respectively, for the three-month periods ended June 30, 1998 and 1997, and $37 million and $14 million, respectively, for the six-month periods ended June 30, 1998 and 1997.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE I.  Restructuring Programs.

     During 1997, the Company undertook several restructuring actions, primarily at ARCO Chemical Company ("ARCO Chemical"), within the refining and marketing operations and at corporate headquarters. The following table summarizes the personnel-related amounts accrued as of December 31, 1997:

    ($ Millions)
                                        Funded          Unfunded
                      Short-term       Long-term        Long-term
    Terminations     Benefits (a)     Benefits (b)     Benefits (c)   Total
    ------------     ------------     ------------     ------------   -----
       1,200            $133              $5               $12        $150

    (a) Severance and ancillary benefits.
    (b) Net increase in pension benefits to be paid from assets of qualified plans.
    (c) Net increase in non-qualified pension benefits and other postretire-ment benefits to be paid from Company funds.

     Through June 30, 1998, approximately 920 employees have been terminated and approximately $49 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments.

     In the second quarter of 1998, ARCO Chemical re-evaluated its restructuring program and reduced the number of employees to be terminated by approximately 140. Accordingly, the termination reserve was reduced by approximately $17 million before tax.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Income Taxes.

     Provision (benefit) for taxes on income:

                                     Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                     ------------------     ----------------
                                      1998        1997       1998       1997
                                      ----        ----       ----       ----
(Millions)                                     (Restated)           (Restated)
Federal:
  Current. . . . . . . . . . . . .    $(35)       $131       $(45)      $273
  Deferred . . . . . . . . . . . .      22          25         49          9
                                       ---         ---        ---        ---
                                       (13)        156          4        282
                                       ---         ---        ---        ---
Foreign:
  Current. . . . . . . . . . . . .      (3)         19         25         71
  Deferred . . . . . . . . . . . .     (26)          -        (36)       (12)
                                       ---         ---        ---        ---
                                       (29)         19        (11)        59
                                       ---         ---        ---        ---
State:
  Current. . . . . . . . . . . . .       3          37         11         70
  Deferred . . . . . . . . . . . .       2           -          6          -
                                       ---         ---        ---        ---
                                         5          37         17         70
                                       ---         ---        ---        ---
     Total . . . . . . . . . . . .    $(37)       $212       $ 10       $411
                                       ===         ===        ===        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                    Three Months Ended
                                                         June 30,
                                         -------------------------------------
                                                1998                1997
                                         -----------------   -----------------
                                                   Percent             Percent
                                                      of                 of
                                                   Pretax              Pretax
                                         Amount    Income    Amount    Income
                                         ------    ------    ------    ------
                                                                (Restated)
(Millions)
Income before income taxes, minority
 interest and extraordinary item. . .    $   32     100.0     $ 632     100.0
                                          =====     =====      ====     =====

Tax at federal statutory rate . . . .    $   11      35.0     $ 221      35.0
Increase (reduction) in taxes
 resulting from:
  Subsidiary stock transactions . . .       (44)   (137.5)      (22)     (3.5)
  Taxes on foreign income in
   excess of statutory rate . . . . .        20      62.5        16       2.5
  State income taxes (net of
   federal effect). . . . . . . . . .         3       9.4        25       4.0
  Tax credits . . . . . . . . . . . .       (28)    (87.5)      (26)     (4.1)
  Other . . . . . . . . . . . . . . .         1       3.1        (2)     (0.4)
                                          -----     -----      ----     -----
Provision (benefit) for taxes
 on income. . . . . . . . . . . . . .    $  (37)   (115.0)    $ 212      33.5
                                          =====     =====      ====     =====

                                                    Six Months Ended
                                                       June 30,
                                         -------------------------------------
                                               1998                1997
                                         -----------------   -----------------
                                                   Percent             Percent
                                                     of                   of
                                                   Pretax              Pretax
                                         Amount    Income    Amount    Income
                                         ------    ------    ------    ------
                                                                (Restated)
(Millions)
Income before income taxes, minority
 interest and extraordinary item. . .    $  222     100.0    $1,233     100.0
                                          =====    ======     =====    ======

Tax at federal statutory rate . . . .    $   78      35.0    $  432      35.0
Increase (reduction) in taxes
 resulting from:
  Subsidiary stock transactions . . .       (57)    (25.7)      (44)     (3.6)
  Taxes on foreign income in excess
   of statutory rate. . . . . . . . .        40      18.0        33       2.7
  State income taxes (net of
   federal effect). . . . . . . . . .        11       5.0        46       3.7
  Tax credits . . . . . . . . . . . .       (59)    (26.6)      (51)     (4.1)
  Other . . . . . . . . . . . . . . .        (3)     (1.2)       (5)     (0.4)
                                          -----     -----     -----    ------
Provision for taxes on income . . . .    $   10       4.5    $  411      33.3
                                          =====     =====     =====    ======

                                  - 12 -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Discontinued Operations.

     On June 1, 1998, ARCO disposed of its U.S. coal operations to Arch Coal. Operations disposed of included the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. ARCO contributed its Wyoming coal operations and Arch Coal transferred various of its coal operations into a new joint venture that is 99% owned by Arch Coal and 1% owned by ARCO.

     The net assets of ARCO's Australian coal mining operations are included in the net assets of discontinued operations at June 30, 1998. The Company expects to dispose of the Australian operations by March 31, 1999 and does not expect to incur a loss from the disposal of the U.S. and Australian coal assets. Net proceeds from the sale of U.S. operations have been deferred in other liabilities and credits until the ultimate gain, if any, on disposition of all coal assets can be determined. Revenues from the discontinued coal operations were $232 million and $362 million for the six months ended June 30, 1998 and 1997, respectively.

     In July 1998, ARCO tendered its 80,000,001 shares of ARCO Chemical common stock to Lyondell for $57.75 per share, or total cash proceeds of approximately $4.6 billion. ARCO expects to record an after-tax gain of approximately $1.3 billion in the third quarter of 1998 from the sale of the shares.

     ARCO Chemical's income and net assets were reported as part of discontinued operations in the financial statements. Revenues from the discontinued ARCO Chemical operations were $1.7 billion and $1.9 billion for the six months ended June 30, 1998 and 1997, respectively.

     In  September  1997, ARCO  disposed of its 49.9%  equity  interest  in
Lyondell.   Accordingly,  the 1997 financial statements  were  restated  to reflect ARCO's earnings from and investment in Lyondell as discontinued.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Earned Per Share.

     The information necessary for the calculation of earned per share is as follows:

                              Three Months Ended        Three Months Ended
                                 June 30, 1998             June 30, 1997
                          -------------------------  -------------------------
                          Income  Shares  Per share  Income  Shares  Per share
                          ------  ------  ---------  ------  ------  ---------
(Millions, except
 per share amounts)
Income from continuing
 operations . . . . . . .  $ 64                       $409
Less: Preference stock
 dividends. . . . . . . .    (1)                        (1)
                            ---                        ---
Income from continuing
 operations available
 to common stockholders -
 basic EPS. . . . . . . .    63    321.0    $0.19      408    321.1    $1.27
                                   =====                      =====
Income from discontinued
 operations, net of tax .    90    321.0     0.29       99    321.1     0.31
                            ---    =====     ----      ---    =====
Income before extra-
 ordinary item available
 to common stockholders -
 basic EPS. . . . . . . .   153                        507
Extraordinary item. . . .     -                       (118)   321.1    (0.37)
                            ---                        ---    =====     ----

Net income available to
 common stockholders -
 basic EPS. . . . . . . .   153    321.0    $0.48      389    321.1    $1.21
                                             ====                       ====
Effect of dilutive
 securities:
Contingently issuable
 shares (primarily
 options) . . . . . . . .            3.0                        2.4
Convertible preference
 stock. . . . . . . . . .     1      3.6                 1      3.9
                            ---    -----               ---    -----
Net income available to
 common stockholders and
 assumed conversions -
 diluted EPS. . . . . . .   154    327.6    $0.47      390    327.4    $1.19
                                   =====                      =====

Extraordinary item. . . .     -                        118    327.4     0.36
                            ---                        ---    =====
Income before extra-
 ordinary item available
 to common stockholders
 and assumed conversions -
 diluted EPS. . . . . . .   154                        508

Income from discontinued
 operations, net of tax .   (90)   327.6    (0.28)     (99)   327.4    (0.30)
                            ---    =====     ----      ---    =====     ----
Income from continuing
 operations available to
 common stockholders and
 assumed conversions -
 diluted EPS. . . . . . .  $ 64    327.6    $0.19      $409   327.4    $1.25
                            ===    =====     ====       ===   =====     ====

                                  - 14 -

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                              Six Months Ended           Six Months Ended
                               June 30, 1998              June 30, 1997
                         -------------------------   -------------------------
                         Income  Shares  Per share   Income  Shares  Per share
                         ------  ------  ---------   ------  ------  ---------
(Millions, except
 per share amounts)
Income from continuing
 operations . . . . . .   $198                        $800
Less: Preference stock
 dividends. . . . . . .     (1)                         (1)
                           ---                         ---
Income from continuing
 operations available to
 common stockholders -
 basic EPS. . . . . . .    197    320.8    $0.61       799    321.7    $2.48
                                  =====                       =====
Income from discontinued
 operations, net of tax    176    320.8     0.55       191    321.7     0.60

Income before extra-
 ordinary item available
 to common stockholders -
 basic EPS. . . . . . .    373                         990
Extraordinary item. . .      -                        (118)   321.7    (0.37)
                           ---                         ---    =====     ----
Net income available to
 common stockholders -
 basic EPS. . . . . . .    373    320.8    $1.16       872    321.7    $2.71
                                            ====                        ====
Effect of dilutive
 securities:
Contingently issuable
 shares (primarily
 options) . . . . . . .             3.0                         1.6
Convertible preference
 stock. . . . . . . . .      1      3.6                  1      3.9
                           ---    -----                ---    -----
Net income available
 to common stockholders
 and assumed conversions -
 diluted EPS. . . . . .    374    327.4    $1.14       873    327.2    $2.67
                                  =====                       =====
Extraordinary item . . .     -                         118    327.2     0.36
                           ---                         ---    =====
Income before extra-
 ordinary item available
 to common stockholders
 and assumed conversions -
 diluted EPS . . . . . .   374                         991

Income from discontinued
 operations, net of tax.  (176)   327.4    (0.54)     (191)   327.2    (0.59)
                           ---    =====     ----       ---    =====     ----
Income from continuing
 operations available
 to common stockholders
 and assumed conversions -
 diluted EPS . . . . . .  $198    327.4     $0.60     $800    327.2    $2.44
                           ===    =====      ====      ===    =====     ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE M.  Supplemental Income Statement Information.

     Taxes other than income taxes comprised the following:

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                    -------------------    ------------------
                                     1998        1997        1998      1997
                                     ----        ----        ----      ----
                                              (Restated)            (Restated)
    (Millions)
    Production/severance. . . . .    $ 55        $ 74        $119      $186
    Property. . . . . . . . . . .      30          36          70        70
    Other . . . . . . . . . . . .      37          34          87        84
                                      ---         ---         ---       ---
      Total . . . . . . . . . . .    $122        $144        $276      $340
                                      ===         ===         ===       ===

NOTE N.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the six months ended June 30, 1998 and 1997:

                                                         Six Months Ended
                                                              June 30,
                                                         ----------------
                                                          1998      1997
                                                          ----      ----
                                                                 (Restated)
(Millions)
Gross sales and maturities of short-term investments . . $   134   $ 1,373
Gross purchases of short-term investments. . . . . . . .    (126)   (1,069)
                                                          ------    ------
Net cash provided by short-term investments. . . . . . . $     8   $   304
                                                          ======    ======

Gross proceeds from issuance of notes payable. . . . . . $ 9,987   $ 2,975
Gross repayments of notes payable. . . . . . . . . . . .  (7,057)   (2,933)
                                                          ------    ------
Net cash provided by notes payable . . . . . . . . . . . $ 2,930   $    42
                                                          ======    ======

Gross noncash provisions charged to income . . . . . . . $   106   $   139
Reserve reversal from partial tax audit settlements. . .       -      (145)
Cash payments of previously accrued items. . . . . . . .    (205)     (148)
                                                          ------    ------
Cash payments greater than noncash provisions. . . . . . $   (99)  $  (154)
                                                          ======    ======

     Interest paid during the six-month periods ended June 30, 1998 and 1997 was $205 million and $292 million, respectively.

     Income taxes paid during the six-month periods ended June 30, 1998 and 1997 were $140 million and $573 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     Excluded from the Consolidated Statement of Cash Flows for the six months ended June 30, 1998 was the issuance of 2,725,030 shares of ARCO common stock to a consolidated subsidiary in exchange for certain property, plant and equipment owned by the subsidiary. The transaction was recorded at fair market value at the time of the exchange.


     Changes in working capital accounts for the six-month periods ended June 30, 1998 and 1997 were as follows:

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                        1998        1997
                                                        ----        ----
                                                                 (Restated)
(Millions)
Changes in working capital - Increase (decrease)
 to cash:
   Accounts receivable. . . . . . . . . . . . . . . . . $   89      $196
   Inventories. . . . . . . . . . . . . . . . . . . . .      2       (54)
   Accounts payable . . . . . . . . . . . . . . . . . .   (157)     (262)
   Other working capital. . . . . . . . . . . . . . . .   (273)     (168)
                                                         -----     -----
    Total . . . . . . . . . . . . . . . . . . . . . . . $ (339)   $ (288)
                                                         =====     =====

NOTE O.  Other Commitments and Contingencies.

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

     The State of Montana is seeking recovery from ARCO of $767 million based on alleged injuries to natural resources resulting from mining and mineral processing operations formerly operated by Anaconda. ARCO and the State have lodged with the court an agreement to settle for $135 million the State's natural resource damages at three sites. That agreement is contingent upon the State, ARCO and others completing and lodging with the court a related settlement agreement and upon court approval of both agreements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

     ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial where withal of the other responsible parties. At June 30, 1998, the environmental remediation accrual was $696 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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


Note P. Subsequent Event.

     On  August  4, 1998, ARCO  announced that its wholly owned subsidiary,
Western Midway Company, had reached agreement with Mobil Exploration & Producing U.S. Inc. to exchange all ARCO's oil and gas producing properties and associated facilities in California's San Joaquin Valley for certain Mobil oil and gas properties in the Gulf of Mexico. The exchange is contingent upon the completion of a due diligence period during which each party has certain rights to withdraw from the exchange. The effective date of the transaction is July 1, 1998, with closing scheduled for October 30, 1998. The exchange will result in a pre-tax loss in excess of $100 million for ARCO to be charged against earnings in the third quarter of 1998.

     In a separate agreement ARCO has agreed to sell Western Midway Company including its newly acquired Gulf of Mexico properties to Vastar for $470 million. The purchase price is subject to adjustment at closing. ARCO owns an 82.2% interest in Vastar.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1998 vs. Second Quarter 1997

Consolidated Earnings

     The earnings decline in 1998 primarily reflected lower crude oil prices, partially offset by increased refined products margins and sales volumes.

     The 1998 second quarter included net charges of $66 million consisting of the writedown of a North Sea natural gas field, partially offset by a reduction in the ARCO Chemical Company restructuring reserve established in 1997.

     The 1997 second quarter included an extraordinary loss of $118 million after tax related to early retirement of debt. The impact of the extraordinary loss was offset by the reversal of reserves for taxes and related interest which resulted primarily from the partial resolution of certain federal and state income tax audits.

     As the result of the sale of ARCO's 80 million shares of ARCO Chemical Company ("ARCO Chemical") common stock in July 1998, the 1998 results from operations reflected the Chemical operations as discontinued along with the
worldwide  coal  operations discontinued in the  first  quarter  1998.   In
September 1997, ARCO disposed of its 49.9% interest in Lyondell Petrochemical Company ("Lyondell"). The 1997 results have been restated to reflect these operations as discontinued.


After-tax Segment Earnings

                                                           1998      1997
                                                           ----      ----
                                                                  (Restated)
      (Millions)
      Exploration and production . . . . . . . . . . .     $ 17      $321
      Refining and marketing . . . . . . . . . . . . .       97        68
      Other operations . . . . . . . . . . . . . . . .       29        24
      Interest expense . . . . . . . . . . . . . . . .      (75)       (1)
      Other unallocated expenses . . . . . . . . . . .       (4)       (3)
                                                            ---       ---
        Income from continuing operations. . . . . . .       64       409
      Discontinued operations. . . . . . . . . . . . .       90        99
      Extraordinary item . . . . . . . . . . . . . . .        -      (118)
                                                            ---       ---
        Net income . . . . . . . . . . . . . . . . . .     $154      $390
                                                            ===       ===

Exploration and Production

     ARCO's earnings from worldwide oil and gas exploration and production operations in 1998 were significantly impacted by lower crude oil prices and to a much lesser extent a decline in crude oil and natural gas production volumes. Exploration expense was higher primarily as a result of the writeoff of dryholes by Vastar Resources, Inc. The results also included a $75 million after-tax writedown in the value of a North Sea natural gas field following the unsuccessful resolution of a sales contract dispute.

Average Oil and Gas Prices

                                                            1998     1997
                                                            ----     ----
      U.S.
        Petroleum liquids - per barrel (bbl)
          Alaska . . . . . . . . . . . . . . . . . . . .   $ 7.58   $14.65
          Lower 48, including Vastar . . . . . . . . . .   $10.74   $16.06
          Composite average price. . . . . . . . . . . .   $ 8.71   $15.11
        Natural gas - per thousand cubic feet (mcf). . .   $ 1.92   $ 1.72

      International
        Petroleum liquids - per bbl. . . . . . . . . . .   $12.11   $17.06
        Natural gas - per mcf. . . . . . . . . . . . . .   $ 2.56   $ 2.75

Petroleum Liquids and Natural Gas Production

                                                            1998       1997
                                                            ----       ----
      Net Production
      U.S.
        Petroleum liquids - bbl/day
          Alaska . . . . . . . . . . . . . . . . . . . .   339,900    374,300
          Vastar . . . . . . . . . . . . . . . . . . . .    49,400     52,800
          Other Lower 48 . . . . . . . . . . . . . . . .   138,600    126,900
                                                         ---------  ---------
            Total. . . . . . . . . . . . . . . . . . . .   527,900    554,000
        Natural gas - mcf/day. . . . . . . . . . . . . . 1,120,500  1,060,100
        Barrels of oil equivalent - (BOE)/day* . . . . .   714,600    730,700

      International
        Petroleum liquids - bbl/day. . . . . . . . . . .    82,100     79,100
        Natural gas - mcf/day. . . . . . . . . . . . . .   647,800    855,400
        BOE/day. . . . . . . . . . . . . . . . . . . . .   190,100    221,700

        Total net production - BOE/day . . . . . . . . .   904,700    952,400
      __________
      * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

     The decline in U.S. petroleum liquids production reflected a 26,600 barrel-per-day decrease in Prudhoe Bay production due to natural field decline. Increased production from the addition (effective July 1, 1997) of the Ashtart field in Tunisia and from the Rhourde El Baguel field in Algeria were partially offset by declines in Indonesian and United Kingdom production.

     The decline in international natural gas volumes in 1998 reflected reduced gas takes in the United Kingdom as a result of the timing of gas takes, reduced gas takes in Indonesia because of the economic downturn there and reduced gas takes in China as a result of customer operating problems. Production from the United Kingdom natural gas fields decreased by approximately 80 million cubic feet per day, while production from Indonesian gas fields and the South China Sea natural gas field decreased
by   approximately  68  million  and  58  million  cubic  feet   per   day,
respectively.

Refining and Marketing

     The higher earnings in 1998 resulted from higher margins and a 14% increase in gasoline sales volumes. While West Coast gasoline prices were lower than in 1997, margins improved because of falling crude oil prices. The increased gasoline sales volumes reflected the full integration of over 200 former Thrifty Oil Co. gas stations into ARCO's retail network and increased volumes at ARCO's retail outlets. The decline in jet fuel sales reflected ARCO's decision to reduce its sales of jet fuel in Northern California.


West Coast Petroleum Products Sales

                                                          1998      1997
                                                          ----      ----
  Volumes (Barrels/day)

  Gasoline. . . . . . . . . . . . . . . . . . . . . .    313,900   275,800
  Jet . . . . . . . . . . . . . . . . . . . . . . . .    111,800   122,400
  Distillate. . . . . . . . . . . . . . . . . . . . .     78,100    78,100
  Other . . . . . . . . . . . . . . . . . . . . . . .     89,600    75,100
                                                         -------   -------
  Total . . . . . . . . . . . . . . . . . . . . . . .    593,400   551,400
                                                         =======   =======

Other Operations

     The 1998 and 1997 results included earnings from Lower 48 pipeline and aluminum operations. The increase in 1998 earnings reflected improved pipeline operations resulting from higher revenues and successful efforts at cost reduction.


Discontinued Operations

     After-tax earnings from discontinued operations totaled $90 million in the 1998 second quarter, comprised of earnings from ARCO's interest in ARCO Chemical Company. The 1998 second quarter results for discontinued included no income from coal operations. Although cash proceeds were received, the sale of U.S. coal assets will not be recognized in income until disposition of the Company's Australian coal assets is completed and the ultimate gain, if any, on disposition can be determined.

     In the 1997 second quarter ARCO's worldwide coal operations earned $24 million after tax while the Company's interest in ARCO Chemical earned $29 million. The 1997 discontinued operations included earnings of $46 million from ARCO's equity interest in Lyondell, which was disposed of in the third quarter of 1997.

Consolidated Revenues

                                                           1998     1997
                                                           ----     ----
                                                                 (Restated)
     (Millions)
     Sales and other operating revenues
       Exploration and production . . . . . . . . . . .   $1,368   $2,399
       Refining and marketing . . . . . . . . . . . . .    1,432    1,631
       Other. . . . . . . . . . . . . . . . . . . . . .       53       55
       Intersegment eliminations. . . . . . . . . . . .     (289)    (551)
                                                           -----    -----
         Total. . . . . . . . . . . . . . . . . . . . .   $2,564   $3,534
                                                           =====    =====

     The decline in exploration and production sales revenues resulted primarily from lower petroleum liquids prices and lower natural gas and crude oil marketing activity. Effective September 1, 1997, Vastar Resources, Inc. ("Vastar") contributed the majority of its natural gas marketing operations to a joint venture with the Southern Company. Primarily, as a result of the transfer of those operations, total natural gas sales volumes decreased to
2.3 billion cubic feet per day in the 1998 second quarter, down from 3.8 billion cubic feet per day in the 1997 second quarter.

     Refining and marketing sales revenues primarily decreased because of lower refined products prices, partially offset by higher refined products volumes.

     The decrease in 1998 other revenues primarily reflected the absence of revenue from the termination of a lease agreement in the second quarter of 1998.


Consolidated Expenses

     Trade purchases were lower primarily as a result of lower crude oil prices and decreased natural gas marketing activity. Natural gas purchase volumes decreased to .5 billion cubic feet per day in the 1998 second quarter, down from 2.0 billion cubic feet per day in the 1997 second quarter.

     Operating expenses were lower in 1998 primarily in oil and gas operations, reflecting decreased natural gas marketing activity and other cost reductions.

     The increased depreciation, depletion and amortization expense in 1998 includes a $110 million pre-tax writedown of a North Sea natural gas field.

     The lower taxes other than income taxes in 1998 primarily resulted from the impact of lower crude oil prices on U.S. production taxes.

     The higher interest expense in 1998 reflected the absence of the reversal of reserves for tax-related interest in the second quarter of 1997.


Income Taxes

     The Company had a net tax benefit of $37 million in the 1998 second quarter, compared to a tax provision of $212 in the 1997 second quarter. The tax benefit in 1998 primarily reflected that the Company had an increase in the net effect of affiliate stock transactions and slightly increased tax credits, while income before incomes taxes decreased 95% in the second quarter of 1998.

Six-Month Period Ended June 30, 1998 vs. Same Six-Month Period 1997

Consolidated Earnings

     The earnings decline in the first six months of 1998 primarily reflected lower crude oil prices and lower crude oil and natural gas volumes.


After-tax Segment Earnings

                                                           1998      1997
                                                           ----      ----
                                                                  (Restated)
        (Millions)
        Exploration and production . . . . . . . . . . .   $199      $773
        Refining and marketing . . . . . . . . . . . . .    116       114
        Other operations . . . . . . . . . . . . . . . .     53        37
        Interest expense . . . . . . . . . . . . . . . .   (144)      (98)
        Other unallocated expenses . . . . . . . . . . .    (26)      (26)
                                                            ---       ---
        Income from continuing operations. . . . . . . .    198       800
        Discontinued operations. . . . . . . . . . . . .    176       191
        Extraordinary item . . . . . . . . . . . . . . .      -      (118)
                                                            ---       ---
          Net income . . . . . . . . . . . . . . . . . .   $374      $873
                                                            ===       ===

Consolidated Revenues

                                                           1998      1997
                                                           ----      ----
                                                                  (Restated)
        (Millions)
        Sales and other operating revenues
          Exploration and production . . . . . . . . . . . $2,906   $5,246
          Refining and marketing . . . . . . . . . . . . .  2,784    3,323
          Other. . . . . . . . . . . . . . . . . . . . . .     95      101
          Intersegment eliminations. . . . . . . . . . . .   (685)  (1,244)
                                                            -----    -----
            Total. . . . . . . . . . . . . . . . . . . . . $5,100   $7,426
                                                            =====    =====

     The decline in exploration and production sales revenues for the first six months of 1998 resulted primarily from lower petroleum liquids prices and natural gas marketing activity. Effective September 1, 1997, Vastar contributed the majority of its natural gas marketing operations to a joint venture with the Southern Company. Primarily, as a result of the transfer of those operations, total natural gas sales volumes decreased to 2.3 billion cubic feet per day for the first six months of 1998, down from 4.3 billion cubic feet per day for the same period in 1997.

     For the first six months of 1998 refining and marketing sales revenues primarily decreased because of lower refined products prices, partially offset by higher refined products volumes.

Consolidated Expenses

     Trade purchases for the six months ended June 30, 1998 were lower primarily as a result of lower crude oil prices and decreased natural gas marketing activity. Natural gas purchase volumes decreased to .5 billion cubic feet per day in 1998, down from 2.4 billion cubic feet per day in the same period in 1997.

     Operating expenses were lower during the first half of 1998 primarily in oil and gas operations, reflecting decreased natural gas marketing activity and other cost reductions.

     The increased depreciation, depletion and amortization expense in 1998 includes a $110 million pre-tax writedown of a North Sea natural gas field.

     The higher exploration expense for the first six months of 1998 reflected increased geological and geophysical and dryhole expense in international operations and higher dryhole expense at Vastar in the second quarter of 1998.

     The lower taxes other than income taxes in 1998 primarily resulted from the impact of lower crude oil prices on U.S. production taxes.

     For the six months ended June 30, 1998, the higher interest expense reflected the absence of the reversal of reserves for tax-related interest in the second quarter of 1997. Excluding the prior year reserve reversal, interest expense was down almost $75 million in the first six months of 1998 as a result of debt retirements and capitalized interest in 1997.


Income Taxes

     The Company's effective tax rate was 4.5% for the first six months of 1998, compared to 33.3% for the same period in 1997. The lower effective tax rate in 1998 primarily reflected that the Company had an increase in the net effect of affiliate stock transactions and increased tax credits, while income before income taxes decreased 82% in the 1998 period.


Average Oil and Gas Prices

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                         1998        1997
                                                         ----        ----
      U.S.
        Petroleum liquids - per bbl
          Alaska  . . . . . . . . . . . . . . . . . . . $ 8.95      $16.36
          Lower 48, including Vastar. . . . . . . . . . $11.71      $17.65
          Composite average price . . . . . . . . . . . $ 9.92      $16.77
        Natural gas - per mcf . . . . . . . . . . . . . $ 1.91      $ 2.03

      International
        Petroleum liquids - per bbl . . . . . . . . . . $12.35      $19.00
        Natural gas - per mcf . . . . . . . . . . . . . $ 2.63      $ 2.70

                                  - 25 -

Petroleum Liquids and Natural Gas Production

                                                          1998       1997
                                                          ----       ----
      Net Production
      U.S.
        Petroleum liquids - bbl/day
          Alaska . . . . . . . . . . . . . . . . . . .   351,900    386,600
          Vastar . . . . . . . . . . . . . . . . . . .    50,500     51,900
          Other Lower 48 . . . . . . . . . . . . . . .   139,600    125,800
            Total. . . . . . . . . . . . . . . . . . .   542,000    564,300

        Natural gas - mcf/day. . . . . . . . . . . . . 1,106,100  1,054,600
        Barrels of oil equivalent - (BOE)/day* . . . .   726,400    740,100

      International
        Petroleum liquids - bbl/day. . . . . . . . . .    84,100     74,900
        Natural gas - mcf/day. . . . . . . . . . . . .   747,200    867,000
        BOE/day. . . . . . . . . . . . . . . . . . . .   208,600    219,400

        Total net production - BOE/day . . . . . . . .   935,000    959,500
      __________
      * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

Liquidity and Capital Resources

                                                               1998
                                                               ----
       (Millions)
       Cash flow provided (used) by:
       Operations. . . . . . . . . . . . . . . . . . . . .    $   654
       Investing activities. . . . . . . . . . . . . . . .    $(3,182)
       Financing activities. . . . . . . . . . . . . . . .    $ 2,483

     The net cash used by investing activities in the first six months of 1998 included expenditures for the purchase of Union Texas Petroleum for $2.6 billion and additions to fixed assets of $1.6 billion, offset by proceeds from asset sales, primarily U.S. coal assets, of $1.1 billion.

     The net cash provided by financing activities in the first six months of 1998 primarily included an increase of $2.9 billion in the Company's short-term debt position offset by dividend payments of $459 million.

     Cash and cash equivalents and short-term investments totaled $728 million, short-term borrowings were $4.4 billion and long-term debt due within one year was $102 million at the end of the second quarter of 1998.

     As a result of the increased use of short-term borrowing, primarily for the purchase of UTP in the second quarter of 1998, the Company is in a working capital deficit position of approximately $4.1 billion at June 30, 1998. On July 28, 1998, ARCO received $4.6 billion for the ARCO Chemical shares it tendered to Lyondell and expects to recognize an after-tax gain of approximately $1.3 billion in the third quarter of 1998. It is expected that future cash requirements for working capital, capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, and future financings.

Statements of Financial Accounting Standards Not Yet Adopted

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company has not yet completed evaluating the impact of the provisions of SOP 98-1.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of SFAS No. 133 is permitted, but the provisions cannot be applied retroactively to financial statements of prior periods. SFAS standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not yet completed evaluating the impact of the provisions of SFAS No. 133.

                      _______________________________


     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

1. Reference is made to the disclosure on page 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (hereinafter, the "1997 Form 10-K Report") and on page 21 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the "First Quarter Form 10-Q Report") regarding Montana v. ARCO, ex rel. (Case No. CV-83-317-HLN-
PGH). On June 19, 1998, ARCO and the State lodged with the court a conditional consent decree to settle for $135 million all but a portion of the State's Natural Resource Damage ("NRD") claims. The NRD claims of the State not settled are for restoration at three sites for which a final cleanup plan has not been ordered. As part of the settlement, ARCO also will pay $80 million in settlement of its liability for cleanup at the Stream Side Tailings Operable Unit ("SSTOU") in the Clark Fork Basin. The State NRD settlement is conditioned upon ARCO, the United States, and the Confederated Salish and Kootenai Tribes of the Flathead Reservation finalizing an agreement providing for the SSTOU cleanup and settling United States and Tribal NRD claims and upon court approval of these agreements.

2. Reference is made to the disclosure on page 12 of the Company's 1997 Form 10-K Report regarding the case of U.S. v. ARCO, et al. (Case No. CV-89-
039-BU-PGH).   Litigation  is  proceeding on  both  EPA's  claims  (in  the approximate amount of $90 million) and ARCO's counterclaims against various federal agencies. The proposed settlements in Montana v. ARCO, described above, will resolve some, but not all, of the claims and counterclaims in U.S. v. ARCO.

3. Reference is made to the disclosure on page 14 of the Company's 1997 Form 10-K Report regarding Siemens Solar Industries v. Atlantic Richfield Company (Case No. 94-109092). On June 10, 1998, the Appellate Division of the Supreme Court affirmed summary judgment. Siemens has filed a motion for leave to appeal to the New York Court of Appeals.

4. On April 20, 1998, ARCO received a Finding of Violation from EPA Region IX for alleged violations at the Los Angeles Refinery of the federal New Source Performance Standards established for refineries under the Clean Air Act. These standards limit emissions from affected fuel gas combustion devices and Claus sulfur recovery plants. EPA alleges the facility was in noncompliance for approximately 65 days in 1997. EPA has the authority to seek penalties of up to $27,500 per day. Settlement discussions with EPA are ongoing.

5. On May 6, 1998, two purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County, Squyres v. Barry, et al. (Case No. 16357NC) and McMullen v. Union Texas Petroleum, et al. (Case No. 16358NC), against Union Texas Petroleum Company ("UTP"), individual directors of UTP, Kohlberg Kravis Roberts and Co. ("KKR"), and ARCO relating to ARCO's acquisition and merger of UTP. On July 28, 1998, a purported class action was filed in the United States District Court for the Central District of California, Squyres v. Whitmire, et al. (Case No. 98-6085), against the same defendants, except ARCO. The suits are brought by individual shareholders of UTP on behalf of all holders of UTP common stock and seek rescission of the transaction, damages for the allegedly inadequate consideration being paid by ARCO for the UTP shares, and attorneys' fees and costs. In the Delaware actions, the plaintiffs assert that the individual director defendants and KKR, as UTP's largest shareholder, breached fiduciary duties to other shareholders and that ARCO aided and abetted the alleged breach of duty. In the California case, the plaintiffs allege that the defendants violated the Securities Exchange Act of 1934.

6. On June 26, 1998, a purported class action was filed in the Court of Chancery of the State of Delaware in New Castle County, McMullin v. Beran, et al. (Case No. 16493NC) against ARCO, Lyondell Petrochemical Company,
ARCO Chemical Company, and the individual directors of ARCO Chemical relating to the acquisition of ARCO Chemical by Lyondell. The suit is brought by an individual shareholder of ARCO Chemical on behalf of all common stockholders, other than defendants, and seeks rescission of the transaction, damages for the allegedly inadequate consideration being paid by Lyondell for the shares, and attorneys' fees and costs. The plaintiff alleges that ARCO and the individual directors of ARCO Chemical, who are alleged to be dominated and controlled by ARCO, breached fiduciary duties to the minority shareholders.

7. Reference is made to the Company's 1997 Form 10-K Report for information on other legal proceedings matters reported herein.


Item 5.  Other.

     A.  PRO FORMA FINANCIAL STATEMENTS

     The following unaudited pro forma financial statements include certain adjustments to the historical financial statements of the Company. Such adjustments are made to give effect to the sale of ARCO's entire holdings in ARCO Chemical Company ("ARCO Chemical") common stock, 80,000,001 shares, or an 82.1% interest in ARCO Chemical at the time of the sale, July 28, 1998. These adjustments reflect the elimination of ARCO Chemical balances from ARCO's consolidated financial statements and the receipt of $4.6 billion in cash from the sale of ARCO Chemical common stock, as well as an after-tax gain of $1.3 billion and the estimated income taxes payable of $1.7 billion.

     The pro forma condensed statements of income have been prepared as if the sale of the shares took place as of January 1, 1997. The pro forma condensed balance sheet has been prepared as if the sale of the shares took place as of June 30, 1998.

     Such pro forma financial statements are not necessarily indicative of the results of future operations, nor the results of historical operations had the sale of ARCO Chemical shares taken place as of the assumed dates.

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                                (Unaudited)
                  PRO FORMA CONDENSED STATEMENT OF INCOME

                                           Year Ended December 31, 1997
                                      ----------------------------------------
                                                                   Pro Forma
                                                                  After Giving
                                                                   Effect to
(Millions except per share amounts)   Historical*   Adjustments   Adjustments
                                      -----------   -----------   ------------
Revenues
  Sales and other operating
   revenues . . . . . . . . . . .       $18,047      $(3,707)       $14,340
  Other revenues. . . . . . . . .           414            3            417
                                         ------       ------         ------
                                         18,461       (3,704)        14,757
                                         ------       ------         ------
Expenses
  Trade purchases . . . . . . . .         7,843       (1,438)         6,405
  Operating expenses. . . . . . .         3,958       (1,128)         2,830
  Selling, general and
   administrative expenses. . . .         1,051         (410)           641
  Depreciation, depletion and
   amortization . . . . . . . . .         1,675         (229)         1,446
  Exploration expenses (including
   undeveloped leasehold
   amortization). . . . . . . . .           508            -            508
  Taxes other than income taxes .           710          (70)           640
  Interest. . . . . . . . . . . .           422          (79)           343
  Unusual items . . . . . . . . .           242         (175)            67
                                         ------       ------         ------
                                         16,409       (3,529)        12,880
                                         ------       ------         ------
Income before income taxes,
 minority interest and
 extraordinary item . . . . . . .         2,052         (175)         1,877
Provision for taxes on income . .          (561)          58           (503)
Minority interest in earnings
 of subsidiaries. . . . . . . . .           (68)          25            (43)
                                         ------       ------         ------
Income from continuing
 operations before extraordinary
 item . . . . . . . . . . . . . .       $ 1,423      $   (92)       $ 1,331
                                         ======       ======         ======
Earned per Share
  Continuing operations - Basic
   (321.2 shares) . . . . . . . .       $  4.43       $ (.29)       $  4.14
  Continuing operations - Diluted
   (327.4 shares) . . . . . . . .       $  4.35       $ (.28)       $  4.07
____________

* As restated to give effect to the discontinuance of coal operations by ARCO in the first quarter of 1998 and the sale of ARCO's interest in Lyondell Petrochemical Company in the third quarter of 1997.

                                   - 30 -

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                                (Unaudited)
                  PRO FORMA CONDENSED STATEMENT OF INCOME

                                          Six Months Ended June 30, 1998
                                      ----------------------------------------
                                                                   Pro Forma
                                                                  After Giving
                                                                   Effect to
(Millions except per share amounts)   Historical*   Adjustments   Adjustments
                                      -----------   -----------   ------------
Revenues
 Sales and other operating
  revenues . . . . . . . . . . . . .    $ 6,898      $(1,798)       $ 5,100
 Other revenues. . . . . . . . . . .        219          (19)           200
                                         ------       ------         ------
                                          7,117       (1,817)         5,300
                                         ------       ------         ------
Expenses
 Trade purchases . . . . . . . . . .      2,713         (656)         2,057
 Operating expenses. . . . . . . . .      1,687         (593)         1,094
 Selling, general and
  administrative expenses. . . . . .        479          (94)           385
 Depreciation, depletion and
  amortization . . . . . . . . . . .        892         (104)           788
 Exploration expenses (including
  undeveloped leasehold amortization)       275            -            275
 Taxes other than income taxes . . .        315          (39)           276
 Interest. . . . . . . . . . . . . .        239          (36)           203
                                         ------       ------         ------
                                          6,600       (1,522)         5,078
                                         ------       ------         ------
Income before income taxes and
 minority interest . . . . . . . . .        517         (295)           222
Provision for taxes on income. . . .        (97)          87            (10)
Minority interest in earnings of
 subsidiaries. . . . . . . . . . . .        (54)          40            (14)
                                         ------       ------         ------
Income from continuing operations. .    $   366      $  (168)       $   198
                                         ======       ======         ======
Earned per Share
 Continuing operations - Basic
  (320.8 shares) . . . . . . . . . .    $  1.13       $ (.52)       $   .61
 Continuing operations - Diluted
  (327.4 shares) . . . . . . . . . .    $  1.11       $ (.51)       $   .60
____________

* Reflects the discontinuance of coal operations by ARCO in the first quarter of 1998.

                        ATLANTIC RICHFIELD COMPANY
                                (Unaudited)
                     PRO FORMA CONDENSED BALANCE SHEET

                                                  June 30, 1998
                                     ----------------------------------------
                                                                  Pro Forma
                                                                 After Giving
                                                                  Effect to
(Millions)                           Historical    Adjustments   Adjustments
                                     ----------    -----------   ------------
Assets
Cash, cash equivalents, and
 short-term investments . . . . . .   $   728        $4,600        $ 5,328
Accounts receivable, inventories
 and other current assets . . . . .     1,586                        1,586

Investment in Union Texas Petroleum     2,646                        2,646
Investments and long-term
 receivables. . . . . . . . . . . .     1,800                        1,800

Net property, plant and equipment .    14,308                       14,308

Net assets of discontinued
 operations . . . . . . . . . . . .     2,013        (1,600)           413
Deferred charges and other assets .     1,353                        1,353
                                       ------         -----         ------
Total assets. . . . . . . . . . . .   $24,434        $3,000        $27,434
                                       ======         =====         ======

Liabilities and Stockholders' Equity
Current liabilities . . . . . . . .   $ 6,367        $1,700        $ 8,067
Long-term debt. . . . . . . . . . .     3,679                        3,679
Deferred income taxes . . . . . . .     2,335                        2,335
Other deferred liabilities and
 credits. . . . . . . . . . . . . .     3,739                        3,739
Minority interest . . . . . . . . .       251                          251
Stockholders' equity:
 Preference stocks. . . . . . . . .         1                            1
 Common stock . . . . . . . . . . .       814                          814
 Capital in excess of par value
  of stock. . . . . . . . . . . . .       856                          856
 Retained earnings. . . . . . . . .     6,969         1,300          8,269
 Treasury stock . . . . . . . . . .      (356)                        (356)
 Accumulated other comprehensive
  income. . . . . . . . . . . . . .      (221)                        (221)
                                       ------         -----         ------
 Total stockholders' equity . . . .     8,063         1,300          9,363
                                       ------         -----         ------
Total liabilities and
 stockholders' equity . . . . . . .   $24,434        $3,000        $27,434
                                       ======         =====         ======

     B.  TIMELY SUBMISSION OF SHAREHOLDER PROPOSALS

     The Securities and Exchange Commission ("SEC") requires a registrant to give shareholders notice of deadlines for timely submission of certain types of shareholder proposals that shareholders wish to present for a vote at a registrant's annual meeting. These deadlines are set based on certain SEC rules as they relate to the registrant's annual meeting date and relevant provisions of its articles and by-laws. Set forth below are the deadlines applicable to ARCO shareholders. ARCO's Board has not yet acted to set the annual meeting date; the following dates are based on an assumed meeting date of May 3, 1999 for ARCO's 1999 Annual Meeting.

     The deadline for submission by shareholders of proposals (other than for the nomination of a director) they wish included in ARCO's 1999 proxy statement is November 16, 1998. If a shareholder wishes to submit a nomination for director, the deadline is January 4, 1999.

     In the event a shareholder does not notify ARCO by January 29, 1999 of an intent to be present at the 1999 Annual Meeting in order to present a proposal for a vote (other than a proposal for the nomination of a director), the Company will have the right to exercise its discretionary authority to vote against the proposal, if presented, without including any information about the proposal in its proxy materials.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         27  Financial Data Schedule.

     (b) Reports on Form 8-K

         The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1998 and through the date hereof.

         Date of Report          Item No.          Financial Statements
         --------------          --------          --------------------
          June 3, 1998               5                     None
          June 18, 1998              5                     None
          June 29, 1998              5                     None

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ATLANTIC RICHFIELD COMPANY
                                                    (Registrant)


                                               /s/ ALLAN L. COMSTOCK
Dated:  August 7, 1998                     ________________________________
                                                     (signature)
                                                  Allan  L. Comstock
                                            Vice  President and Controller
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)