Form 10-Q
period 1998-09-30
ATLANTIC RICHFIELD CO /DE
filed 1998-11-16
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                             ________________

                                 FORM 10-Q
                             ________________


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                             ________________


For the quarterly period ended September 30, 1998
Commission file number 1-1196

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

      Number of shares of Common Stock, $2.50 par value, outstanding as of September 30, 1998: 321,220,031.

                      PART I.  FINANCIAL INFORMATION

         ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                     CONSOLIDATED STATEMENT OF INCOME

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     ------------------    -----------------
                                       1998       1997      1998      1997
                                       ----       ----      ----      ----
                                               (Restated)           (Restated)
(Millions except per share amounts)
Revenues
  Sales and other operating revenues. $ 2,655    $ 3,494   $ 7,755   $10,920
  Other revenues. . . . . . . . . . .     146        110       346       358
                                       ------     ------    ------    ------
                                        2,801      3,604     8,101    11,278
                                       ------     ------    ------    ------
Expenses
  Trade purchases . . . . . . . . . .   1,039      1,581     3,096     5,036
  Operating expenses. . . . . . . . .     919        808     2,013     2,035
  Selling, general and
    administrative expenses . . . . .     187        213       572       597
  Depreciation, depletion and
    amortization. . . . . . . . . . .     546        360     1,334     1,047
  Exploration expenses (including
    undeveloped leasehold
    amortization) . . . . . . . . . .     135        113       410       329
  Taxes other than income taxes . . .     121        147       397       487
  Interest. . . . . . . . . . . . . .     123        114       326       246
                                       ------     ------    ------    ------
                                        3,070      3,336     8,148     9,777
                                       ------     ------    ------    ------

Income (loss) before income taxes,
  minority interest and
  extraordinary item. . . . . . . . .    (269)       268       (47)    1,501
Provision (benefit) for taxes on
  income. . . . . . . . . . . . . . .    (138)        52      (128)      463
Minority interest in earnings of
  subsidiaries. . . . . . . . . . . .       7          9        21        31
                                       ------     ------    ------    ------

Income (loss) from continuing
  operations before extraordinary
  item. . . . . . . . . . . . . . . .    (138)       207        60     1,007
Income (loss) from discontinued
  operations, net of income taxes
  of $97 and $186 (1998) and
  $(22) and $45 (1997). . . . . . . .     (78)        18        98       209
Gain on disposition of ARCO
  Chemical stock, (net of income
  taxes of $1,540). . . . . . . . . .   1,088          -     1,088         -
Gain on disposition of Lyondell
  Petrochemical stock (net of
  income taxes of $342) . . . . . . .       -        291         -       291
                                       ------     ------    ------    ------

Income before extraordinary item  . .     872        516     1,246     1,507
Extraordinary loss on
  extinguishment of debt (net of
  income taxes of $74). . . . . . . .       -          -         -      (118)
                                       ------     ------    ------    ------
Net income. . . . . . . . . . . . . . $   872    $   516   $ 1,246   $ 1,389
                                       ======     ======    ======    ======

Earned per Share
  Basic
    Continuing operations . . . . . . $ (0.43)   $   .65   $  0.18   $  3.13
    Discontinued operations . . . . .    3.14        .96      3.70      1.56
    Extraordinary loss. . . . . . . .       -          -         -      (.37)
                                       ------     ------    ------    ------
    Net income  . . . . . . . . . . . $  2.71    $  1.61   $  3.88   $  4.32
                                       ======     ======    ======    ======
  Diluted
    Continuing operations . . . . . . $ (0.42)   $   .64   $   .18   $  3.08
    Discontinued operations . . . . .    3.09        .93      3.63      1.52
    Extraordinary loss. . . . . . . .       -          -         -      (.36)
                                       ------     ------    ------    ------
    Net income. . . . . . . . . . . . $  2.67    $  1.57   $  3.81   $  4.24
                                       ======     ======    ======    ======

Cash Dividends Paid per Share of
  Common Stock. . . . . . . . . . . . $ .7125    $ .7125   $2.1375   $2.1125
                                       ======     ======    ======    ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                               September 30,   December 31,
                                                    1998           1997
                                               -------------   ------------
                                                                (Restated)
(Millions)
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . .  $ 1,070        $   434
  Short-term investments . . . . . . . . . . . .      232            222
  Accounts receivable. . . . . . . . . . . . . .      975            929
  Inventories. . . . . . . . . . . . . . . . . .      502            456
  Prepaid expenses and other current assets. . .      307            204
                                                   ------         ------
  Total current assets . . . . . . . . . . . . .    3,086          2,245
                                                   ------         ------
Investments and long-term receivables:
  Investments accounted for on the
    equity method. . . . . . . . . . . . . . . .    1,339            763
  Other investments and long-term receivables. .      742          1,820
                                                   ------         ------
                                                    2,081          2,583
                                                   ------         ------

Net property, plant and equipment. . . . . . . .   19,499         13,560

Net assets of discontinued operations. . . . . .      188          2,777
Deferred charges and other assets. . . . . . . .    1,376          1,260
                                                   ------         ------
Total assets . . . . . . . . . . . . . . . . . .  $26,230        $22,425
                                                   ======         ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                        CONSOLIDATED BALANCE SHEET

                                                September 30,   December 31,
                                                     1998           1997
                                                -------------   ------------
                                                                 (Restated)
(Millions)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .  $ 1,180        $ 1,456
  Accounts payable. . . . . . . . . . . . . . . .    1,058            948
  Long-term debt due within one year. . . . . . .      126            164
  Taxes payable. . . . . . . . . . . .  . . . . .    1,893            308
  Other . . . . . . . . . . . . . . . . . . . . .    1,046            953
                                                    ------         ------
  Total current liabilities . . . . . . . . . . .    5,303          3,829
                                                    ------         ------

Long-term debt. . . . . . . . . . . . . . . . . .    4,511          3,619
Deferred income taxes . . . . . . . . . . . . . .    3,605          2,661
Other deferred liabilities and credits. . . . . .    3,997          3,396
Minority interest . . . . . . . . . . . . . . . .      257            240
Stockholders' equity:
  Preference stocks . . . . . . . . . . . . . . .        1              1
  Common stock. . . . . . . . . . . . . . . . . .      815            807
  Capital in excess of par value of stock . . . .      851            640
  Retained earnings . . . . . . . . . . . . . . .    7,612          7,054
  Treasury stock. . . . . . . . . . . . . . . . .     (348)          (170)
  Accumulated other comprehensive income (loss) .     (374)           348
                                                    ------         ------
  Total stockholders' equity. . . . . . . . . . .    8,557          8,680
                                                    ------         ------

Total liabilities and stockholders' equity. . . .  $26,230        $22,425
                                                    ======         ======

     The accompanying notes are an integral part of these statements.

                        ATLANTIC RICHFIELD COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           1998     1997
                                                           ----     ----
                                                                 (Restated)
(Millions)
Cash flows from operating activities:
Income from continuing operations. . . . . . . . . . . . $    60   $   889
Adjustments to reconcile income to net cash
 provided by operating activities:
  Extraordinary loss on extinguishment of debt . . . . .       -       118
  Depreciation, depletion and amortization . . . . . . .   1,334     1,047
  Dry hole expense and undeveloped leasehold amortization    194       131
  Net gain on asset sales. . . . . . . . . . . . . . . .     (56)      (42)
  Income from equity investments . . . . . . . . . . . .     (53)      (10)
  Dividends from equity investments. . . . . . . . . . .       9        15
  Minority interest in earnings of subsidiaries. . . . .      21        31
  Noncash provisions greater than cash payments. . . . .      85        20
  Changes in working capital accounts. . . . . . . . . .    (217)     (137)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .       5      (111)
                                                          ------    ------
    Net cash provided by operating activities. . . . . .   1,382     1,951
                                                          ------    ------
Cash flows from investing activities:
  Union Texas Petroleum acquisition. . . . . . . . . . .  (2,707)        -
  Additions to fixed assets (including dry hole costs) .  (2,477)   (1,742)
  Net cash (used) provided by short-term investments . .      (7)      549
  Investment in LUKARCO. . . . . . . . . . . . . . . . .       -      (201)
  Proceeds from sale of ARCO Chemical stock. . . . . . .   4,593         -
  Proceeds from asset sales. . . . . . . . . . . . . . .   1,169        60
  Investments and long-term receivables. . . . . . . . .    (149)      (98)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    (166)      (31)
                                                          ------    ------
    Net cash provided (used) by investing activities . .     256    (1,463)
                                                          ------    ------
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . .    (235)   (1,511)
  Proceeds from issuance of long-term debt . . . . . . .     215       110
  Net cash (used) provided by notes payable. . . . . . .    (347)      695
  Dividends paid . . . . . . . . . . . . . . . . . . . .    (688)     (680)
  Treasury stock purchases . . . . . . . . . . . . . . .     (31)     (205)
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      48        39
                                                          ------    ------
    Net cash (used) by financing activities. . . . . . .  (1,038)   (1,552)

Cash flows from discontinued operations. . . . . . . . .      37       293

Effect of exchange rate changes on cash. . . . . . . . .      (1)       (7)
                                                          ------    ------
Net increase (decrease) in cash and cash equivalents . .     636      (778)

Cash and cash equivalents at beginning of period . . . .     434     1,326
                                                          ------    ------
Cash and cash equivalents at end of period . . . . . . . $ 1,070   $   548
                                                          ======    ======

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


NOTE B.  Comprehensive Income.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO's comprehensive income for the three- and nine-month periods ended September 30, 1998 and 1997 was as follows:

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                    ------------------    -----------------
                                     1998        1997      1998        1997
                                     ----        ----      ----        ----
(Millions)
Net income . . . . . . . . . . .   $  872       $  516    $1,246     $1,389
After-tax changes in:
  Net unrealized gain (loss)
    on investments (a) . . . . .     (198)         189      (717)       454
  Foreign currency translation
    adjustment . . . . . . . . .       38          (34)      (12)      (131)
  Minimum pension liability. . .        7            -         7          -
                                    -----        -----     -----      -----
Comprehensive income . . . . . .   $  719       $  671    $  524     $1,712
                                    =====        =====     =====      =====

(a) Primarily  related to changes in the fair value of ARCO's investment  in
    LUKOIL,  which  had  a  fair  value of  approximately  $161  million  at
    September  30,  1998,  compared to a fair value  of  approximately  $1.3 billion  and  $678 million at December 31, 1997 and 1996,  respectively.
    The  unrealized  pretax loss on the LUKOIL investment at  September  30,
    1998 was $182 million.

The new disclosure had no impact on ARCO's net income, financial position, stockholders' equity or cash flows.

     Accumulated   nonowner   changes  in   equity   (accumulated   other
comprehensive income) at September 30, 1998 and December 31, 1997 were as follows:

                                                  September 30,  December 31,
                                                      1998          1997
                                                  -------------  ------------
   (Millions)
                                                     <c >
   Net unrealized gain (loss) on investments. . .    $(111)        $ 606
   Foreign currency translation adjustment. . . .     (216)         (204)
   Minimum pension liability. . . . . . . . . . .      (47)          (54)
                                                      ----          ----
     Accumulated other comprehensive income (loss)   $(374)        $ 348
                                                      ====          ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Interim Segment Information.

Three Months Ended September 30, 1998

                                                  Other
                        Exploration   Refining &  Oper-   Unallocated
(Millions)              & Production  Marketing   ations     Items     Total
                        ------------  ----------  ------  -----------  -----
Sales and other
 operating revenues . .   $ 1,518      $1,386     $   39     $    3   $ 2,946
Intersegment revenues .      (268)          -        (20)        (3)     (291)
                           ------       -----      -----      -----    ------
Total . . . . . . . . .   $ 1,250      $1,386     $   19     $    -   $ 2,655
                           ======       =====      =====      =====    ======
Income (loss) from
 continuing operations.   $   (56)     $  108     $   45     $ (235)  $  (138)
Income from discontinued
 operations*. . . . . .         -           -          -      1,010     1,010
                           ------       -----      -----      -----    ------
Net income. . . . . . .   $   (56)     $  108     $   45     $  775   $   872
                           ======       =====      =====      =====    ======

Segment assets. . . . .   $18,762      $3,808     $1,190     $2,470   $26,230
                           ======       =====      =====      =====    ======


December 31, 1997
   (Restated)
Segment assets. . . . .   $ 13,269     $3,565     $1,149     $4,442   $22,425
                           =======      =====      =====      =====    ======


Three Months Ended September 30, 1997
   (Restated)
                                                  Other
                        Exploration   Refining &  Oper-   Unallocated
(Millions)              & Production  Marketing   ations     Items     Total
                        ------------  ----------  ------  -----------  -----
Sales and other
 operating revenues . .   $  2,144     $1,783     $   42     $    5   $ 3,974
Intersegment revenues .       (459)         -        (17)        (4)     (480)
                           -------      -----      -----      -----    ------
Total . . . . . . . . .   $  1,685     $1,783     $   25     $    1   $ 3,494
                           =======      =====      =====      =====    ======
Income from continuing
 operations . . . . . .   $    288     $  136     $   20     $ (237)  $   207
Income from discontinued
 operations*. . . . . .          -          -          -        309       309
                           -------      -----      -----      -----    ------
Net income. . . . . . .   $    288     $  136     $   20     $   72   $   516
                           =======      =====      =====      =====    ======
_____________
* Includes gains on disposition of discontinued operations of $1,088 million and $291 million for the periods ended September 30, 1998 and 1997, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Nine Months Ended September 30, 1998

                                                  Other
                        Exploration   Refining &  Oper-   Unallocated
(Millions)              & Production  Marketing   ations     Items     Total
                        ------------  ----------  ------  -----------  -----
Sales and other
 operating revenues . .   $ 4,424      $ 4,170    $  118     $   19   $ 8,731
Intersegment revenues .      (892)         (12)      (60)       (12)     (976)
                           ------       ------     -----      -----    ------
Total . . . . . . . . .   $ 3,532      $ 4,158    $   58     $    7   $ 7,755
                           ======       ======     =====      =====    ======
Income from continuing
 operations . . . . . .   $   143      $   224    $   98     $ (405)  $    60
Income from discontinued
 operations*. . . . . .         -            -         -      1,186     1,186
                           ------       ------     -----      -----    ------
Net income. . . . . . .   $   143      $   224    $   98     $  781   $ 1,246
                           ======       ======     =====      =====    ======

Nine Months Ended September 30, 1997
   (Restated)
                                                  Other
                        Exploration   Refining &  Oper-   Unallocated
(Millions)              & Production  Marketing   ations     Items      Total
                        ------------  ----------  ------  -----------   -----
Sales and other
 operating revenues . .   $ 7,390      $ 5,106    $  135     $   13    $12,644
Intersegment revenues .    (1,653)           -       (59)       (12)    (1,724)
                           ------       ------     -----      -----     ------
Total . . . . . . . . .   $ 5,737      $ 5,106    $   76     $    1    $10,920
                           ======       ======     =====      =====     ======
Income from continuing
 operations . . . . . .   $ 1,061      $   250    $   57     $ (361)   $ 1,007
Income from discontinued
 operations*. . . . . .         -            -         -        500        500
Extraordinary item. . .         -            -         -       (118)      (118)
                           ------       ------     -----      -----     ------
Net income. . . . . . .   $ 1,061      $   250    $   57     $   21    $ 1,389
                           ======       ======     =====      =====     ======
_______________
*  Includes gains on disposition of discontinued operations of $1,088 million and $291 million for the periods ended September 30, 1998 and 1997, respectively.

     As discussed in Note J, the Company's coal and chemical operations and investment in Lyondell Petrochemical Company ("Lyondell") have been reported as discontinued operations. The income from and net assets of discontinued operations are included with unallocated items in the segment presentation above. At December 31, 1997, coal operations and ARCO's investment in Lyondell were included as part of "Other Operations" for segment purposes and chemical operations were shown as a separate segment. The prior period has been restated to conform to the current presentation.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE D.  Acquisition of Union Texas Petroleum Holdings, Inc.

      On June 16, 1998, ARCO announced the completion of its tender offer for all outstanding shares of Union Texas Petroleum Holdings, Inc.'s ("UTP") common stock. ARCO purchased the outstanding common stock of UTP for approximately $2.5 billion, or $29 per share in cash. ARCO also purchased in a tender offer 1,649,500 shares of UTP's 7.14% Series A Cumulative Preferred Stock for approximately $200 million, or $122 per share in cash. UTP was a U.S.-based, non-integrated oil and gas company with substantially all of its oil and gas producing operations conducted outside of the U.S. in the United Kingdom sector of the North Sea, Indonesia and Pakistan.

      The acquisition is being accounted for as a purchase. The results of operations of UTP are included in the consolidated financial statements of ARCO as of July 1, 1998. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The following unaudited pro forma summary presents information as if UTP had been acquired as of the beginning of the Company's fiscal years 1997 and 1998. The pro forma amounts include certain adjustments, primarily to recognize depreciation, depletion and amortization based on the allocated purchase price of UTP assets, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                         1998       1997
                                                         ----       ----
                                                                 (Restated)
  (Millions)
  Sales and other operating revenues . . . . . . . . .  $8,022    $11,456
                                                         =====     ======
  Income from continuing operations before
   extraordinary item. . . . . . . . . . . . . . . . .      13      1,081

  Income from discontinued operations* . . . . . . . .   1,186        526

  Extraordinary loss . . . . . . . . . . . . . . . . .       -       (118)
                                                         -----     ------
  Net income . . . . . . . . . . . . . . . . . . . . .  $1,199    $ 1,489
                                                         =====     ======
  Earned per Share
    Basic
      Continuing operations. . . . . . . . . . . . . .  $  .03    $  3.36
      Discontinued operations. . . . . . . . . . . . .    3.70       1.64
      Extraordinary loss . . . . . . . . . . . . . . .       -       (.37)
                                                         -----     ------
      Net income . . . . . . . . . . . . . . . . . . .  $ 3.73    $  4.63
                                                         =====     ======
    Diluted
      Continuing operations. . . . . . . . . . . . . .  $  .04    $  3.30
      Discontinued operations. . . . . . . . . . . . .    3.62       1.61
      Extraordinary loss . . . . . . . . . . . . . . .       -       (.36)
                                                         -----     ------
      Net income . . . . . . . . . . . . . . . . . . .  $ 3.66    $  4.55
                                                         =====     ======
    _______________
    * Includes gains on disposition of discontinued operations of $1,088 million and $291 million for the periods ended September 30, 1998 and 1997, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE E.  Investments.

      At September 30, 1998 and 1997, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments and were included in short-term investments and other investments and long-term receivables. Maturities generally ranged from one day to 10 years. Investments in LUKOIL common stock and Zhenhai
Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At September 30, 1998, all investments were classified as available-for-sale; there were no investments considered held-to-maturity. Investments were reported at fair value, with unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity.

     The following summarizes investments in securities, at September 30:

                                                      1998       1997
                                                      ----       ----
       (Millions)
       Aggregate fair value . . . . . . . . . . .    $  951     $2,017
       Gross unrealized holding losses. . . . . .       200          1
       Gross unrealized holding gains . . . . . .       (19)    (1,104)
                                                      -----      -----
       Amortized cost . . . . . . . . . . . . . .    $1,132     $  914
                                                      =====      =====

      Investment activity for the nine-month periods ended September 30 was as follows:

                                                      1998       1997
                                                      ----       ----
       (Millions)
       Gross purchases. . . . . . . . . . . . . .    $14,493    $5,175
       Gross sales. . . . . . . . . . . . . . . .        339     1,637
       Gross maturities . . . . . . . . . . . . .     13,935     4,494

Gross   realized   gains  and  loss  were  determined   by   the   specific
identification method and for the three- and nine-month periods ended September 30, 1998 and 1997, were insignificant.


NOTE F.  Inventories.

     Inventories at September 30, 1998 and December 31, 1997 comprised the following:

                                               September 30,  December 31,
                                                    1998          1997
                                               -------------  ------------
                                                               (Restated)
   (Millions)
   Crude oil and petroleum products . . . . . .   $    235      $    247
   Other products . . . . . . . . . . . . . . .         24            24
   Materials and supplies . . . . . . . . . . .        243           185
                                                   -------       -------
     Total. . . . . . . . . . . . . . . . . . .   $    502      $    456
                                                   =======       =======

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE G.  Capital Stock.

     Detail of the Company's capital stock was as follows:

                                                 September 30,  December 31,
                                                      1998         1997
                                                 -------------  ------------
   (Thousands)
   $3.00 Cumulative convertible preference
     stock, par $1 . . . . . . . . . . . . . . .   $     52      $     56
   $2.80 Cumulative convertible preference
     stock, par $1 . . . . . . . . . . . . . . .        580           616
   Common stock, par $2.50 . . . . . . . . . . .    814,582       806,800
                                                    -------       -------
     Total . . . . . . . . . . . . . . . . . . .   $815,214      $807,472
                                                    =======       =======

NOTE H.  Capitalization of Interest.

      Interest expense excluded capitalized interest of $29 million and $11 million, respectively, for the three-month periods ended September 30, 1998 and 1997, and $66 million and $25 million, respectively, for the nine-month periods ended September 30, 1998 and 1997.


NOTE I.  Income Taxes.

     Provision (benefit) for taxes on income:

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                    ------------------    -----------------
                                     1998        1997      1998        1997
                                     ----        ----      ----        ----
                                              (Restated)            (Restated)
(Millions)
Federal:
  Current . . . . . . . . . . . .   $ (41)       $125      $ (86)      $398
  Deferred. . . . . . . . . . . .     (66)        (87)       (17)       (78)
                                     ----         ---       ----        ---
                                     (107)         38       (103)       320
                                     ----         ---       ----        ---
Foreign:
  Current . . . . . . . . . . . .      19          18         44         89
  Deferred. . . . . . . . . . . .     (40)        (22)       (76)       (34)
                                     ----         ---       ----        ---
                                      (21)         (4)       (32)        55
                                     ----         ---       ----        ---
State:
  Current. . . . . . . . . . . . .      6          35         17        105
  Deferred . . . . . . . . . . . .    (16)        (17)       (10)       (17)
                                     ----         ---       ----        ---
                                      (10)         18          7         88
                                     ----         ---       ----        ---

    Total. . . . . . . . . . . . .  $(138)       $ 52      $(128)      $463
                                     ====         ===       ====        ===

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

      Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                               Three Months Ended
                                                  September 30,
                                               ------------------
                                           1998                  1997
                                      -----------------     -----------------
                                                Percent               Percent
                                                  of                     of
                                                Pretax                Pretax
                                      Amount    Income      Amount    Income
                                      ------    -------     ------    -------
                                                               (Restated)
(Millions)
Income (loss) before income
 taxes, minority interest and
 extraordinary item. . . . . . . .    $(269)     100.0      $  268     100.0
                                       ====      =====       =====     =====

Tax at federal statutory rate. . .    $ (94)     (35.0)     $   93      35.0
Increase (reduction) in taxes
 resulting from:
  Subsidiary stock transactions. .       (7)      (2.6)        (11)     (4.1)
  Taxes on foreign income in
   excess of statutory rate. . . .        4        1.5          (9)     (3.4)
  State income taxes (net of
   federal effect) . . . . . . . .       (6)      (2.2)         11       4.1
  Tax credits. . . . . . . . . . .      (28)     (10.4)        (26)     (9.7)
  Other. . . . . . . . . . . . . .       (7)      (2.6)         (6)     (2.5)
                                       ----      -----       -----     -----
Provision (benefit) for taxes
 on income . . . . . . . . . . . .    $(138)     (51.3)     $   52      19.4
                                       ====      =====       =====     =====

                                                Nine Months Ended
                                                   September 30,
                                                -----------------
                                            1998                 1997
                                       -----------------    -----------------
                                                 Percent              Percent
                                                   of                   of
                                                 Pretax               Pretax
                                       Amount    Income     Amount    Income
                                       ------    -------    ------    -------
                                                               (Restated)
(Millions)
Income (loss) before income
 taxes, minority interest and
 extraordinary item. . . . . . . . .   $ (47)     100.0     $1,501     100.0
                                        ====      =====      =====     =====

Tax at federal statutory rate. . . .   $ (16)     (35.0)    $  525      35.0
Increase (reduction) in taxes
 resulting from:
  Subsidiary stock transactions. . .     (64)    (136.2)       (55)     (3.7)
  Taxes on foreign income in
   excess of statutory rate. . . . .      44       93.6         24       1.6
  State income taxes (net of
   federal effect) . . . . . . . . .       5       10.6         57       3.8
  Tax credits. . . . . . . . . . . .     (87)    (185.1)       (77)     (5.1)
  Other. . . . . . . . . . . . . . .     (10)     (20.2)       (11)     (0.8)
                                        ----      -----       ----     -----
Provision (benefit) for taxes on
 income. . . . . . . . . . . . . . .   $(128)    (272.3)     $ 463      30.8
                                        ====      =====       ====     =====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Discontinued Operations.

      On  June  1,  1998, ARCO disposed of its U.S. coal  operations  in  a transaction with Arch Coal. Operations disposed of included the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. The Colorado and Utah mines were sold outright. ARCO contributed its Wyoming coal operations and Arch Coal transferred various of its coal operations into a new joint venture that is 99% owned by Arch Coal and 1% owned by ARCO.

      The Company expects to dispose of its Australian coal operations as well. In the third quarter of 1998 ARCO recorded a $90 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets. Net proceeds from the sale of U.S. operations have been deferred in net assets of discontinued operations until the disposition of Australian coal assets is completed and the actual net loss can be determined.

      In July 1998, ARCO tendered its 80,000,001 shares of ARCO Chemical Company common stock to Lyondell for $57.75 per share, or total cash proceeds
of approximately   $4.6  billion.   ARCO  recorded  an   after-tax  gain  of
approximately $1.1 billion in the third quarter of 1998 from the sale of the shares.

      In September 1997, ARCO disposed of its 49.9% equity interest in Lyondell. The petrochemical business of UTP will be disposed of and has been reported as a discontinued operation as well.

     Revenues and net income from discontinued operations was as follows:

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     ------------------    -----------------
                                      1998       1997       1998       1997
                                      ----       ----       ----       ----
Revenues:

  ARCO Chemical . . . . . . . . .     $290       $928      $1,990     $2,783
  Coal operations . . . . . . . .     $ 61       $135      $  293     $  497
  UTP petrochemical . . . . . . .     $ 23       $  -      $   23     $    -

Net income:

  ARCO Chemical . . . . . . . . .     $ 12       $(31)     $  178     $   37
  Coal operations*  . . . . . . .      (90)         6         (80)        53
  Lyondell. . . . . . . . . . . .        -         43           -        119
  UTP petrochemical . . . . . . .        -          -           -          -
                                       ---        ---       -----      -----
                                      $(78)      $ 18      $   98     $  209
                                       ===        ===       =====      =====
_______________
* The amount for the three-months ended September 30, 1998 is a provision for loss on disposal of coal assets.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Earned Per Share.

      The information necessary for the calculation of earned per share is as follows:

                               Three Months Ended        Three Months Ended
                               September 30, 1998        September 30, 1997
                               ------------------        ------------------
                            Income Shares Per share   Income Shares Per share
                            ------ ------ ---------   ------ ------ ---------
(Millions, except
 per share amounts)
Income from continuing
 operations . . . . . . .   $ (138)                    $207
Less: Preference stock
 dividends* . . . . . . .        -                        -
                             -----                      ---
Income from continuing
 operations available to
 common stockholders -
 basic EPS. . . . . . . .     (138)  321.2   $(0.43)    207   320.7   $0.65
                                     =====                    =====
Income from discontinued
 operations . . . . . . .    1,010   321.2     3.14     309   320.7    0.96
                             -----   =====    -----     ---   =====    ----
Net income available to
 common stockholders -
 basic EPS. . . . . . . .      872   321.2   $ 2.71     516   320.7   $1.61
                                              =====                    ====
Effect of dilutive securities:
Contingently issuable
 shares (primarily
 options) . . . . . . . .               2.5                     3.0
Convertible preference
 stock. . . . . . . . . .        -      3.5               -     3.8
                             -----    -----             ---   -----
Net income available to
 common stockholders and
 assumed conversions -
 diluted EPS. . . . . . .      872   327.2   $ 2.67     516   327.5   $1.57
                                     =====                    =====
Less: income from discon-
 tinued operations. . . .    1,010   327.2     3.09     309   327.5    0.93
                             -----   =====    -----     ---   =====    ----
Income from continuing
 operations available to
 common stockholders and
 assumed conversions -
 diluted EPS  . . . . . .   $ (138)  327.2   $(0.42)   $207   327.5   $0.64
                             =====   =====    =====     ===   =====    ====
_______________
* Dividend rounds to zero for the three-month periods presented.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                            Nine Months Ended           Nine Months Ended
                            September 30, 1998          September 30, 1997
                            ------------------          ------------------
                         Income  Shares  Per share   Income  Shares  Per share
                         ------  ------  ---------   ------  ------  ---------
(Millions, except
 per share amounts)
Income from continuing
 operations . . . . . .  $   60                      $1,007
Less: Preference stock
 dividends. . . . . . .      (2)                         (2)
                          -----                       -----
Income from continuing
 operations available
 to common stockholders -
 basic EPS. . . . . . .      58   320.9    $0.18      1,005   321.3    $3.13
                                  =====                       =====
Income from discontinued
 operations . . . . . .   1,186   320.9     3.70        500   321.3     1.56
                                  =====     ----              =====
Income before
 extraordinary item
 available to common
 stockholders -
 basic EPS. . . . . . .   1,244                       1,505
Extraordinary item. . .       -                        (118)  321.3    (0.37)
                          -----                       -----   =====     ----
Net income available to
 common stockholders -
 basic EPS. . . . . . .   1,244    320.9   $3.88      1,387   321.3    $4.32
                                            ====                        ====
Effect of dilutive
 securities:
Contingently issuable
 shares (primarily
 options) . . . . . . .              2.8                        2.0
Convertible preference
 stock. . . . . . . . .       2      3.6                  2     3.9
                          -----    -----              -----   -----
Net income available to
 common stockholders
 and assumed conver-
 sions - diluted EPS. .   1,246    327.3   $3.81      1,389   327.2    $4.24
                                   =====                      =====
Extraordinary item. . .       -                         118   327.2     0.36
Income before             -----                       -----   =====     ----
 extraordinary item
 available to common
 stockholders and
 assumed conversions -
 diluted EPS. . . . . .   1,246                       1,507
Less: Income from dis-
 continued operations .   1,186    327.3    3.63        500   327.2     1.52
                          -----    =====    ----      -----   =====     ====
Income from continuing
 operations available to
 common stockholders and
 assumed conversions -
 diluted EPS. . . . . .  $   60    327.3   $0.18     $1,007   327.2    $3.08
                          =====    =====    ====      =====   =====     ====

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Supplemental Income Statement Information.

     Taxes other than income taxes comprised the following:

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                  ------------------     -----------------
                                   1998        1997       1998        1997
                                   ----        ----       ----        ----
                                            (Restated)             (Restated)
  (Millions)
  Production/severance . . . . .   $ 54        $ 82       $173        $268
  Property . . . . . . . . . . .     39          37        109         107
  Other. . . . . . . . . . . . .     28          28        115         112
                                    ---         ---        ---         ---
    Total. . . . . . . . . . . .   $121        $147       $397        $487
                                    ===         ===        ===         ===

NOTE M.  Supplemental Cash Flow Information.

      Following is supplemental cash flow information for the nine months ended September 30, 1998 and 1997:

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                         1998         1997
                                                         ----         ----
                                                                   (Restated)
 (Millions)
 Gross sales and maturities of short-term investments .  $    171   $  1,696
 Gross purchases of short-term investments. . . . . . .      (178)    (1,147)
                                                          -------    -------
 Net cash (used) provided by short-term investments . .  $     (7)  $    549
                                                          =======    =======

 Gross proceeds from issuance of notes payable. . . . .  $ 12,096   $  5,300
 Gross repayments of notes payable. . . . . . . . . . .   (12,443)    (4,605)
                                                          -------    -------
 Net cash (used) provided by notes payable  . . . . . .  $   (347)  $    695

 Gross noncash provisions charged to income . . . . . .  $    416   $    393
 Reserve reversal from partial tax audit settlements. .         -       (145)
 Cash payments of previously accrued items. . . . . . .      (331)      (228)
                                                          -------    -------
 Noncash provisions greater than cash payments. . . . .  $     85   $     20
                                                          =======    =======

     Interest paid during the nine-month periods ended September 30, 1998 and 1997 was $318 million and $450 million, respectively.

     Income taxes paid during the nine-month periods ended September 30, 1998 and 1997 were $169 million and $669 million, respectively.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

      Excluded from the Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 was the issuance of 2,725,030 shares of ARCO common stock to a consolidated subsidiary in exchange for certain property, plant and equipment owned by the subsidiary. The transaction was recorded at fair market value.

      In conjunction with the acquisition of UTP, liabilities were assumed as follows:

               (Millions)
               Fair value of assets acquired . . . . . . $3,745
               Cash paid . . . . . . . . . . . . . . . .  2,707
                                                          -----
                 Liabilities assumed . . . . . . . . . . $1,038
                                                          =====

      Excluded from the Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 was ARCO's use of Lyondell common stock to redeem its 9% Exchangeable Notes with an outstanding principal amount of $988 million.

      Changes in working capital accounts for the nine-month periods ended September 30, 1998 and 1997 were as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                      1998           1997
                                                      ----           ----
                                                                  (Restated)
(Millions)
Changes in working capital - Increase (decrease)
 to cash:
   Accounts receivable. . . . . . . . . . . . . . .   $  71        $ 396
   Inventories. . . . . . . . . . . . . . . . . . .     (18)         (73)
   Accounts payable . . . . . . . . . . . . . . . .      22         (310)
   Other working capital. . . . . . . . . . . . . .    (292)        (150)
                                                       ----         ----
     Total. . . . . . . . . . . . . . . . . . . . .   $(217)       $(137)
                                                       ====         ====

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

      ARCO and former producers of lead pigments have been named as defendants in cases filed by a municipal housing authority, two purported classes and several individuals seeking damages and injunctive relief as a consequence of the presence of lead-based paint in certain housing units. ARCO is also the subject of or party to a number of other pending or threatened legal actions.

      The State of Montana is seeking recovery from ARCO of $767 million based on alleged injuries to natural resources resulting from mining and mineral processing operations formerly operated by Anaconda. ARCO and the State have lodged with the court an agreement to settle for $135 million the State's natural resource damages at all but three sites. That agreement is contingent upon court approval of that agreement and a related settlement agreement between the State, ARCO, the federal government and the Salish and Kootenai Tribes.

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

      ARCO continues to estimate the amount of these costs in periodically establishing reserves based on progress made in determining the magnitude of remediation costs, experience gained from sites on which remediation has been completed, the timing and extent of remedial actions required by the applicable governmental authorities and an evaluation of the amount of ARCO's liability considered in light of the liability and financial where-withal of the other responsible parties. At September 30, 1998, the environmental remediation accrual was $882 million. As the scope of ARCO's obligations becomes more clearly defined, there may be changes in these estimated costs, which might result in future charges against ARCO's earnings.

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

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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


Note O. Subsequent Event.

      On October 31, 1998, the Company sold to Vastar Resources, Inc. ("Vastar") 100% of the capital stock of Vastar Offshore, Inc. ("VOI"), formerly known as Western Midway Company for approximately $170 million in cash and the assumption of $300 million of VOI's existing indebtedness by Vastar. The purchase price has been subsequently reduced by approximately $35 million to reflect post-closing adjustment items. ARCO owns an 82.2% interest in Vastar.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter 1998 vs. Third Quarter 1997


Consolidated Earnings

      Net income increased in the 1998 third quarter to $872 million, up from the $516 million reported in the third quarter of 1997. However, operating results excluding special items declined to $73 million, compared to $431 million in the 1997 third quarter. This decline primarily reflected lower crude oil prices.

      The 1998 third quarter included a net after-tax benefit of $799 million for special items, consisting of a gain of $1,088 million from the sale of ARCO's interest in ARCO Chemical Company ("ARCO Chemical"), partially offset by various charges. The charges were for future environmental remediation and reclamation related to both current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations, a provision for estimated net loss on divestment of coal operations and an impairment writedown of California heavy crude oil properties.

     The 1997 third quarter included a net after-tax benefit of $85 million for special items. Special item benefits included an after-tax gain of approximately $291 million from the settlement of 9% Notes due September 15, 1997, with Lyondell Petrochemical Company ("Lyondell") common stock, in addition to tax-related adjustments. The benefits were partially offset by charges for restructuring and other actions at ARCO Chemical of $95 million, net of tax and minority interest, and charges of approximately
$140 million after tax for future environmental remediation and reclamation related to both current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations.

After-tax Segment Earnings

                              1998                      1997 (Restated)
                    ----------------------------   ---------------------------
                              Less:                          Less:
                             Special                        Special
                              Items                          Items
                     Net     (Charge)  Operating    Net    (Charge)  Operating
                    Income   Benefit    Results    Income   Benefit   Results
                    ------   --------  ---------   ------  --------  ---------
(Millions)
Exploration and
 production. . . .  $  (56)  $  (94)     $ 38       $288     $  22      $266
Refining and
 marketing . . . .     108        -       108        136         -       136
Other operations .      45       17        28         20        (3)       23
Interest expense .     (92)       -       (92)       (78)        -       (78)
Other unallocated
 expenses. . . . .    (143)    (122)      (21)      (159)     (125)      (34)
                     -----    -----       ---        ---      ----       ---
Income (loss)
 from continuing
 operations. . . .    (138)    (199)       61        207      (106)      313
Income (loss)
 from discontinued
 operations. . . .     (78)     (90)       12         18      (100)      118
Gain on disposition
 of stock* . . . .   1,088    1,088         -        291       291         -
                     -----    -----       ---        ---      ----       ---

  Net income . . .  $  872   $  799      $ 73       $516     $  85      $431
                     =====    =====       ===        ===      ====       ===

*1998:  Approximate 82% interest in ARCO Chemical; 1997:  49.9% interest in
Lyondell.

                                  - 19 -

     As the result of the sale of ARCO's 80 million shares of ARCO Chemical common stock in July 1998, the 1998 results from operations reflect the chemical operations as discontinued along with the worldwide coal operations discontinued in the first quarter 1998. In September 1997, ARCO disposed of its 49.9% interest in Lyondell. The 1997 results have been restated to reflect all of these operations as discontinued.


Exploration and Production

     ARCO's operating results from worldwide oil and gas exploration and production operations in 1998 were significantly impacted by lower crude oil prices. While the Union Texas Petroleum ("UTP") properties purchased in 1998 contributed to an 11% increase in production volumes, the revenues from that production were more than offset by the depreciation, depletion and operating costs associated with those properties. The 1998 third quarter included special items primarily related to the writedown of the California heavy oil holdings. The 1997 third quarter included a net benefit from special items related to a United Kingdom tax rate change and a gain on asset sale, partially offset by a leasehold writedown.


Average Oil and Gas Prices

                                                        1998      1997
                                                        ----      ----
   U.S.
     Petroleum liquids - per barrel (bbl)
       Alaska . . . . . . . . . . . . . . . . . . . .  $ 7.84    $13.26
       Lower 48, including Vastar . . . . . . . . . .  $10.47    $15.77
       Composite average price. . . . . . . . . . . .  $ 8.76    $14.10
     Natural gas - per thousand cubic feet (mcf). . .  $ 1.75    $ 1.87

   International
     Petroleum liquids - per bbl. . . . . . . . . . .  $10.96    $17.30
     Natural gas - per mcf. . . . . . . . . . . . . .  $ 2.29    $ 2.51
     Indonesia liquefied natural gas (LNG)- per mcf .  $ 2.29    $    -

Petroleum Liquids and Natural Gas Production

                                                        1998       1997
                                                        ----       ----
   Net Production*
   U.S.
     Petroleum liquids - bbl/day
       Alaska . . . . . . . . . . . . . . . . . . .    334,600    359,200
       Vastar . . . . . . . . . . . . . . . . . . .     44,800     49,600
       Other Lower 48 . . . . . . . . . . . . . . .    136,400    130,800
                                                     ---------  ---------
         Total. . . . . . . . . . . . . . . . . . .    515,800    539,600
     Natural gas - mcf/day. . . . . . . . . . . . .  1,163,500  1,066,700

     Barrels of oil equivalent - (BOE)/day. . . . .    709,700    717,400

   International
     Petroleum liquids - bbl/day. . . . . . . . . .    165,500     80,800
     Natural gas - mcf/day. . . . . . . . . . . . .    883,500    760,200
     BOE/day. . . . . . . . . . . . . . . . . . . .    312,800    207,500

     Total net production - BOE/day . . . . . . . .  1,022,500    924,900
   __________
   * Includes ARCO's share of production from equity affiliates.  For BOE calculation, natural gas is converted at the ratio of 6 mcf to 1 barrel of liquid.

                                   - 20 -

     The increase in international petroleum liquids and natural gas production primarily reflected 120,100 barrels of oil equivalent per day contributed from UTP properties purchased at the end of the second quarter of 1998. In addition, petroleum liquids production increased at the Rhourde el Baguel field in Algeria. Production from United Kingdom natural gas fields decreased by approximately 90 million cubic feet per day, as a result of the timing of gas takes.

     The decline in U.S. petroleum liquids production primarily reflected a 24,600 barrel-per-day decrease in Alaskan production due to natural field decline. The increase in U.S. natural gas production primarily reflected a 10% increase in Vastar Resources, Inc. ("Vastar") production levels from offshore and onshore fields.

     In a transaction consummated in October 1998, ARCO exchanged California heavy crude oil properties currently producing approximately 37,000 barrels per day for Gulf of Mexico exploration acreage and properties, production from which is expected to average 180 million cubic feet of gas equivalent, net of divestitures, in 1999.


Refining and Marketing

     The decline in earnings in 1998 primarily resulted from lower light product margins. Margins were lower because West Coast gasoline prices fell more than crude oil prices in the 1998 third quarter. The increased gasoline sales volumes reflected increased volumes at existing ARCO retail outlets. The decline in jet fuel sales reflected both a change in the production mix and a turnaround at ARCO's Cherry Point refinery during third quarter 1998.


West Coast Petroleum Products Sales

                                                           1998      1997
                                                           ----      ----
    Volumes (Barrels/day)
    Gasoline. . . . . . . . . . . . . . . . . . . . .    304,900   298,800
    Jet . . . . . . . . . . . . . . . . . . . . . . .     97,100   118,400
    Distillate. . . . . . . . . . . . . . . . . . . .     83,500    76,100
    Other . . . . . . . . . . . . . . . . . . . . . .     75,400    79,300
                                                         -------   -------
    Total . . . . . . . . . . . . . . . . . . . . . .    560,900   572,600
                                                         =======   =======

Other Operations

     The 1998 and 1997 results included earnings from Lower 48 pipeline and aluminum operations. The increase in 1998 earnings included special items of $17 million from the sale of pipeline assets. The improved operating results primarily reflected increased earnings from the Seaway pipeline joint venture.


Discontinued Operations

     After-tax  earnings from discontinued operations in  the  1998  third quarter  totaled  $12  million  before provision  of  $90  million  for  an
estimated   loss  on  the  divestment  of  coal  properties.   Discontinued
operations  included  ARCO's interest in ARCO  Chemical  for  part  of  the quarter and Australian coal operations.



     In the 1997 third quarter, ARCO's discontinued operations earned $118 million before provision of $100 million in restructuring charges for ARCO
Chemical and coal operations. Discontinued operations included ARCO's interest in ARCO Chemical and Lyondell, as well as domestic and Australian coal operations.


Gain on Disposition of ARCO Chemical Stock

     In  the third quarter of 1998, ARCO sold its entire interest in  ARCO
Chemical (80,000,001 shares of common stock) to Lyondell, an unrelated third party, for $4.6 billion and recorded a net after-tax gain of $1,088 million.

     Previously, the Company entered into a ten-year purchase agreement with ARCO Chemical providing for the delivery of fixed quantities of methyl tertiary butyl ether ("MTBE") at a fixed price approximating the then-market price. Over the last several years the spot market price of MTBE has declined; however, provision for loss on the contract was not required since
ARCO Chemical was a consolidated, majority-owned subsidiary of the Company.

     The above-market MTBE contract value was reflected in the sale price of the Company's interest in ARCO Chemical. As a result, ARCO has deferred
$313 million of the pre-tax gain on sale of the ARCO Chemical interest.
This deferral represents the estimated discounted present value of the difference over the remaining term of the contract between the contract price and the spot market price for MTBE.

     The deferral will be amortized over the remaining term of the contract on a straight-line basis. The amortization and recognition of imputed interest will have a net favorable impact of approximately $17 million before tax per quarter on earnings of the Refining and marketing segment through the end of the contract in 2001.


Consolidated Revenues

                                                          1998     1997
                                                          ----     ----
                                                                (Restated)
    (Millions)
    Sales and other operating revenues
      Exploration and production . . . . . . . . . . .   $1,518   $2,144
      Refining and marketing . . . . . . . . . . . . .    1,386    1,783
      Other. . . . . . . . . . . . . . . . . . . . . .       42       47
      Intersegment eliminations. . . . . . . . . . . .     (291)    (480)
                                                          -----    -----
        Total. . . . . . . . . . . . . . . . . . . . .   $2,655   $3,494
                                                          =====    =====

     The decline in exploration and production sales revenues resulted primarily from lower petroleum liquids prices and lower natural gas marketing  activity,  partially offset by an  11%  increase  in  production
volumes.   Effective September 1, 1997, Vastar contributed the majority of its natural gas marketing operations to a joint venture with the Southern Company. Primarily as a result of the transfer of those operations, total natural gas sales volumes decreased to 2.5 billion cubic feet per day in the 1998 third quarter, down from 3.6 billion cubic feet per day in the 1997 third quarter.

     Refining and marketing sales revenues primarily decreased because of lower light product prices.

Consolidated Expenses

     Trade  purchases  were  lower primarily as a result  of  the  Vastar-
Southern joint venture and lower crude oil prices. Natural gas purchase volumes decreased to .5 billion cubic feet per day in the 1998 third quarter, down from 1.8 billion cubic feet per day in the 1997 third quarter.

     Operating expenses were higher in 1998 primarily as a result of the inclusion of UTP operations in the third quarter 1998 results and higher charges for future environmental remediation, compared to the same period in 1997.

     Selling, general and administrative expenses in 1998 primarily reflected lower personnel expenses at corporate headquarters.

     Higher depreciation, depletion and amortization in 1998 reflected the writedown of the California heavy oil holdings and the inclusion of UTP operations in the third quarter 1998 results, compared to the third quarter of 1997.

     The lower taxes other than income taxes in 1998 primarily resulted from the impact of lower crude oil prices on U.S. production taxes.


Income Taxes

     The Company had a tax benefit in the 1998 third quarter reflecting the Company's loss from continuing operations in the current period. The Company had an effective tax rate of 19.4% in the 1997 third quarter. An effective tax rate in 1997 lower than the statutory rate primarily reflected various tax credits and other benefits.



Nine-Month Period Ended September 30, 1998 vs. Same Nine-Month Period 1997


Consolidated Earnings

     Net income decreased to $1,246 million, down from the $1,389 million reported for the first nine months of 1997. Operating results excluding special items declined to $505 million, compared to $1,304 million for the first nine months of 1997. The decline in earnings primarily reflected lower crude oil prices.

     Special items for the first nine months of 1998 included the net after-tax benefit of $799 million included in the third quarter 1998 results, as well as net charges of $58 million for special items in the first two quarters of 1998.

     Special items for the first nine months of 1997 included the net after-tax benefit of $85 million included in the third quarter 1997 results.

     In addition, the first nine months of 1997 included an extraordinary loss of $118 million after tax related to early retirement of debt. The impact of the extraordinary loss was offset by the reversal of reserves for taxes and related interest which resulted primarily from the partial resolution of certain federal and state income tax audits.

After-tax Segment Earnings

                              1998                    1997 (Restated)
                   ---------------------------    ---------------------------
                             Less:                         Less:
                            Special                       Special
                             Items                         Items
                    Net   (Charge)  Operating      Net   (Charge)  Operating
(Millions)         Income   Benefit   Results     Income   Benefit   Results
                   ------ --------- ---------     ------ --------- ---------
(s)
Exploration and
 production . . .  $  143   $ (169)    $312       $1,061    $ 22     $1,039
Refining and
 marketing. . . .     224        -      224          250       -        250
Other operations.      98       17       81           57      (9)        66
Interest expense.    (236)       -     (236)        (176)     89       (265)
Other unallocated
 expenses . . . .    (169)    (117)     (52)        (185)    (90)       (95)
                    -----    -----      ---        -----     ---      -----
Income (loss)
 from continuing
 operations . . .      60     (269)     329        1,007      12        995
Income (loss)
 from discontinued
 operations . . .      98      (78)     176          209    (100)       309
Gain on disposition
 of stock*  . . .   1,088    1,088        -          291     291          -
Extraordinary item      -        -        -         (118)   (118)         -
                    -----    -----      ---        -----     ---      -----
  Net income. . .  $1,246   $  741     $505       $1,389    $ 85     $1,304
                    =====    =====      ===        =====     ===      =====

*1998:  Approximate 82% interest in ARCO Chemical; 1997:  49.9% interest in
Lyondell.

Consolidated Revenues

                                                        1998       1997
                                                        ----       ----
                                                                (Restated)
   (Millions)
   Sales and other operating revenues
     Exploration and production . . . . . . . . . . . $ 4,424    $ 7,390
     Refining and marketing . . . . . . . . . . . . .   4,170      5,106
     Other. . . . . . . . . . . . . . . . . . . . . .     137        148
     Intersegment eliminations. . . . . . . . . . . .    (976)    (1,724)
                                                       ------     ------
       Total. . . . . . . . . . . . . . . . . . . . . $ 7,755    $10,920
                                                       ======     ======

     The decline in exploration and production sales revenues for the first nine months of 1998 resulted primarily from lower petroleum liquids prices and natural gas marketing activity. Effective September 1, 1997, Vastar contributed the majority of its natural gas marketing operations to a joint venture with the Southern Company. Primarily as a result of the transfer of those operations, total natural gas sales volumes decreased to 2.4 billion cubic feet per day for the first nine months of 1998, down from 4.1 billion cubic feet per day for the same period in 1997.

     For the first nine months of 1998 refining and marketing sales revenues primarily decreased because of lower refined products prices.

Consolidated Expenses

     Trade purchases for the nine months ended September 30, 1998 were lower primarily as a result of lower crude oil prices and the Vastar-Southern joint venture. Natural gas purchase volumes decreased to .5 billion cubic feet per day in 1998, down from 2.2 billion cubic feet per day in the same period in 1997.

     Operating expenses declined during the first nine months of 1998, compared to the same period in 1997 primarily as a result of decreased natural gas marketing activity and other cost reductions in the exploration and production operations of the Company.

     The increased depreciation, depletion and amortization expense for the first nine months of 1998 included a writedown of the California heavy oil holdings, a writedown of a North Sea natural gas field and the inclusion of UTP operations in the third quarter 1998.

     The higher exploration expense for the first nine months of 1998 reflected increased geological and geophysical and dryhole expense in international operations and higher dryhole expense at Vastar.

     The lower taxes other than income taxes in 1998 primarily resulted from the impact of lower crude oil prices on U.S. production taxes.

     For the nine months ended September 30, 1998, the higher interest expense reflected the absence of the reversal of reserves for tax-related interest in the second quarter of 1997. Excluding the prior year reserve reversal, interest expense was down almost $65 million in the first nine months of 1998 as a result of debt retirements and capitalized interest.


Income Taxes

     The Company had a tax benefit for the first nine months of 1998 reflecting the Company's loss from continuing operations for the first nine months of 1998. The Company had an effective tax rate of 30.8% for the first nine months of 1997. An effective tax rate in 1997 lower than the statutory rate primarily reflected various tax credits and the net effect of affiliate stock transactions.


Average Oil and Gas Prices

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                          1998      1997
                                                          ----      ----
      U.S.
        Petroleum liquids - per bbl
          Alaska  . . . . . . . . . . . . . . . . . . .  $ 8.59    $15.36
          Lower 48, including Vastar. . . . . . . . . .  $11.31    $17.03
          Composite average price . . . . . . . . . . .  $ 9.55    $15.90
        Natural gas - per mcf . . . . . . . . . . . . .  $ 1.85    $ 1.97

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                          1998      1997
                                                          ----      ----
      International
        Petroleum liquids - per bbl . . . . . . . . . .  $11.62    $18.36
        Natural gas - per mcf . . . . . . . . . . . . .  $ 2.51    $ 2.64
        Indonesia liquid natural gas. . . . . . . . . .  $ 2.29    $    -

Petroleum Liquids and Natural Gas Production

                                                          1998        1997
                                                          ----        ----
      Net Production*
      U.S.
        Petroleum liquids - bbl/day
          Alaska . . . . . . . . . . . . . . . . . . .   346,100     377,300
          Vastar . . . . . . . . . . . . . . . . . . .    48,600      51,100
          Other Lower 48 . . . . . . . . . . . . . . .   138,500     127,600
                                                       ---------   ---------
            Total. . . . . . . . . . . . . . . . . . .   533,200     556,000
        Natural gas - mcf/day. . . . . . . . . . . . . 1,125,000   1,058,700

        Barrels of oil equivalent - (BOE)/day. . . . .   720,700     732,400

      International
        Petroleum liquids - bbl/day. . . . . . . . . .   111,500      76,800
        Natural gas - mcf/day. . . . . . . . . . . . .   793,100     830,800
        BOE/day. . . . . . . . . . . . . . . . . . . .   243,700     215,300

        Total net production - BOE/day . . . . . . . .   964,400     947,700
      _______________
      *  Includes ARCO's share of production from equity affiliates.  For
         BOE calculation, natural gas is converted at the ratio of 6 mcf to 1 barrel of liquid.


Liquidity and Capital Resources

                                                                   1998
                                                                   ----
          (Millions)
          Cash flow provided (used) by:
          Operations. . . . . . . . . . . . . . . . . . . . .    $ 1,392
          Investing activities. . . . . . . . . . . . . . . .    $   256
          Financing activities. . . . . . . . . . . . . . . .    $(1,038)

     The net cash used by investing activities in the first nine months of 1998 included expenditures of $4.6 billion from the disposition of ARCO Chemical stock and the proceeds from other net asset sales, primarily U.S. coal assets, of $1.1 billion offset by expenditures for the purchase of UTP for $2.7 billion and additions to fixed assets of $2.5 billion.

     The net cash provided by financing activities in the first nine months of 1998 primarily included a decrease of $347 million in the Company's short-term debt position offset by dividend payments of $688 million.

     Cash and cash equivalents and short-term investments totaled $1.3 billion and short-term borrowings were $1.2 billion at the end of the third quarter of 1998. Primarily as a result of the income taxes payable associated with the sale of ARCO Chemical stock, the Company is in a working capital deficit position of approximately $2.2 billion at September 30, 1998. It is expected that future cash requirements for working capital, capital expenditures, dividends and debt repayments will come from cash generated from operating activities, existing cash balances, short-term borrowing and future financings.

Impact of the Year 2000 Issue

     The Year 2000 issue arises from computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, resulting in system failures or miscalculations that cause operational disruptions.

     In addressing the Year 2000 issue, ARCO divided the project into three
components:   (1)   computing  integrity,  which  covers  all   information
technology systems, including telecommunications/network support (software and hardware) and third-party hardware and software not in ARCO's plant facilities, (2) plant integrity, which covers all hardware and software responsible for the movement of product in ARCO's various plant facilities, and (3) commercial integrity, which covers all external third-party relationships, non-ARCO operated joint ventures and third-party operated production, including the Trans Alaska Pipeline System ("TAP"). ARCO is managing the project internally and is working to assure Year 2000 integrity by conducting internal audits. The Company has also hired outside con-sultants to do certain minor audits. The Company's implementation of the Year 2000 Project has not impacted other technology projects.

     The Company has developed the following guidelines to achieve Year 2000 compliance: (1) Inventory preparation - the Company will first prepare an inventory of items for each material asset covering the components; (2) Prioritize inventory - the Company will then evaluate each item for its potential to interfere with critical operations such that failure would result in a material adverse effect on ARCO's operations; (3) Option assess-ment - the Company will evaluate various remediation strategies to mitigate Year 2000 effects including repair, replacement and retirement; (4) Implement appropriate options - the Company will execute the appropriate selected remediation strategy; (5) Continued monitoring - the Company will institute processes after remediation has been completed for ensuring continued Year 2000 compliance.

     The criticality of Year 2000 inventory items is evalulated, in descending order, based on the following considerations: if a failure attributable to the Year 2000 were to occur, a determination will be made of its impact on (1) health and safety of ARCO employees; (2) the environ-ment; (3) ARCO's revenues; and/or (4) ARCO's business relationships. In addition, these Year 2000 items are being evaluated in the context of ARCO's existing business interruption plans, which contain provisions for opera-tional disruptions caused by disasters such as earthquakes and hurricanes which may have effects comparable to those that may be caused by Year 2000 failures.

     At the date hereof, the Company estimates that it will have achieved the percentage completion of remediation of material Year 2000 items affecting its exploration and production and refining and marketing segments as follows: (1) Computing integrity is expected to be 90% completed by year end 1998, with 100% achieved during the second quarter of 1999. (2) Plant integrity is expected to be 50% completed by year end 1998, with 100% achieved during the second quarter of 1999. (3) Commercial integrity is expected to be 25% completed by year end 1998, with 100% achieved by the end of the second quarter of 1999. In the event that these completion goals are not met, or the remediation work is unsuccessful in avoiding material Year 2000 problems, the Company believes that its existing business disruption plans will adequately cover any material business interruptions resulting from material non-compliant Year 2000 items.

     The total cost associated with required modifications to achieve Year 2000 compliance is not expected to be material to the Company's financial position. The approximate total cost of the Year 2000 project is $25 million. This estimate does not include ARCO's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. The total amount expended through September 30, 1998 was approximately $14 million.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely impact the Company's results of operations or financial condition. As a result of the general uncertainty inherent in the Year 2000 problem, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition. Completion of the Company's Year 2000 compliance guidelines, if implemented as scheduled, is expected to reduce the possibility of material disruptions of normal operations.

     The foregoing "Impact of the Year 2000 Issue" contains forward-looking statements that should be read in conjunction with the disclosures under the heading "Safe Harbor Cautionary Statement."


Safe Harbor Cautionary Statement

     ARCO desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and is including this statement herein in order to do so.

     The discussion above contains forward-looking statements (which may come within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act). Readers are cautioned that these statements are based upon certain assumptions, including but not limited to assumptions as to the availability of trained personnel and the ability to timely identify and locate all relevant Year 2000 issues which might affect the Company and the assumption that representations by third parties are correct. The Company also assumes that the Company's repair and replacement programs will be timely completed and that certain vendors and contractors will timely perform as promised. Actual results could differ materially if the Company's assumptions are incorrect. Due to the general uncertainty as to the Year 2000 readiness of third parties and the interconnection of business, the Company cannot ensure its ability to resolve its Year 2000 problems in a timely and cost effective manner. The failure to do so could affect the Company's operations and business or expose it to third-party liability.


Statements of Financial Accounting Standards Not Yet Adopted

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company has determined that the adoption of SOP 98-1 will not have a material effect on ARCO's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-up Activities." SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 states that costs of start-up activities, including organization costs, should be expensed as incurred. The Company has determined that the adoption of SOP 98-5 will not have a material effect on ARCO's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of SFAS No. 133 is permitted, but the provisions cannot be
applied  retroactively  to financial statements  of  prior  periods.   SFAS
standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not yet completed evaluating the impact of the provisions of SFAS No. 133.

                      _______________________________


      Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

1. Reference is made to the disclosure on page 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (hereinafter, the "1997 Form 10-K Report"), on page 21 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (the "First Quarter Form 10-Q Report") and on page 28 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (the "Second Quarter Form 10-Q Report") regarding Montana v. ARCO (Case No. CV-83-317-HLN-PGH). On June 19, 1998, ARCO and the State lodged with the court a conditional consent decree to settle for $135 million all but a portion of the State's natural resource damage ("NRD") claims and for $80 million claims for cleanup at the Stream Side Tailings Operable Unit ("SSTOU"). The NRD claims of the State not settled are for restoration at three sites for which a final cleanup plan has not been ordered. As part of the settlement, ARCO, the State, the United States, and the Tribes expect to lodge with the court a second consent decree setting forth the terms of the settlement of claims for cleanup and also settling claims for past costs and a civil penalty at the SSTOU. That consent decree will also provide for settlement of United States and Tribal NRD claims in the Clark
     Fork Basin.  All of these settlements are subject to court approval.

2. Reference is made to the disclosure on page 12 of the Company's 1997 Form 10-K Report and on page 28 of the Second Quarter Form 10-Q Report regarding the case of U.S. v. ARCO, et al. (Case No. CV-89-039-BU-
     PGH). The proposed settlements in Montana v. ARCO, described above, will resolve the claims and counterclaims in U.S. v. ARCO pertaining to the SSTOU and will provide a framework for possible future settlements of the remaining claims.

3. Reference is made to the disclosure on pages 12 and 13 of the Company's 1997 Form 10-K Report regarding a complaint entitled In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). On August 21, 1998, the court issued a ruling that, if upheld on appeal, should result in the dismissal of ARCO and its subsidiary, Atlantic Richfield Hanford Company, from the case.

4. Reference is made to the disclosure on page 14 of the Company's 1997 Form 10-K Report and on page 28 of the Second Quarter Form 10-Q Report regarding Siemens Solar Industries v. Atlantic Richfield Company (Case No. 94-109092). On October 27, 1998, the New York Court of Appeals denied Siemens' motion for leave to appeal the summary judgment, concluding this lawsuit in ARCO's favor.

5. Reference is made to the disclosure on page 14 of the Company's 1997 Form 10-K Report and on page 21 of the First Quarter Form 10-Q Report" regarding ARCO, et al. v. UNOCAL (Case No. 95-2379-KMW-JRx). On September 29, 1998, the court issued a judgment in favor of UNOCAL for $10.3 million (including prejudgment interest) against ARCO for infringing gallons during the first five months of production and for $1.5 million joint and several against ARCO and the other five refiners for UNOCAL's attorneys fees. ARCO has appealed the decision to the Court of Appeals for the Federal Circuit.

6. Reference is made to the disclosure on page 28 of the Company's Second Quarter Form 10-Q Report regarding ARCO's receipt of a Finding of Violation from EPA Region IX for alleged violations at the Los Angeles Refinery of the federal New Source Performance Standards established for refineries under the Clean Air Act. Settlement discussions with EPA continue.

7.   On  June  7,  1994,  a  purported class action was  filed  by  several
     individuals   in   United  States  District   Court   in   Pittsburgh,
     Pennsylvania against ARCO and Babcock & Wilcox Company ("B & W") on behalf of persons "estimated to be in the thousands" who lived or worked in Apollo and Parks Township, Pennsylvania, and areas downwind of those places, from 1957 to the present. The suit, Hall, et al. v. Babcock & Wilcox Company, et al. (Case No. 94-0951), claims that the plaintiffs and alleged class members were exposed to releases of radioactive and other toxic substances from two nuclear materials processing facilities that have contaminated the air, soil, and surface and ground water in those communities. The suit seeks damages for death and personal injury, diminution in property values, costs of decontamination of property, injunctive relief requiring defendants to
     establish  a fund for medical monitoring, and punitive damages.   ARCO
     has been sued as the former owner of Nuclear Materials and Equipment Corporation ("NUMEC"), the original owner and operator of the Apollo and Parks Township facilities from March 1967 to November 1971. On September 17, 1998, the jury in a trial of eight "test-case" plaintiffs' claims returned a verdict of $33.7 million jointly and severally against ARCO and B & W and another $2.8 million just against B & W.
     On September 24, 1998, these  eight test-case plaintiffs withdrew their
     claim for punitive damages against ARCO.   ARCO and B & W have filed
     motions for judgment in their favor or for a new trial. The claims of other plaintiffs remain for trial or other disposition.

8. On October 22, 1998, ARCO was served with a complaint filed in the Superior Court of California for the County of Sacramento entitled Cal-Tex Citrus Juice, et al. v. Atlantic Richfield Company, et al. (Case No. 98AS05227). The complaint is purportedly on behalf of a class of all direct or indirect purchasers of California diesel fuel between March 19, 1996 and December 31, 1997 against all California refiners of California diesel fuel. The complaint alleges violations of various state statutes by the defendants' alleged conspiracy to fix prices of California diesel fuel and seeks treble damages and restitution.

9. Reference is made to the Company's 1997 Form 10-K Report for information on other legal proceedings matters reported herein.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits.

        10.1  Amendment No. 4 to the Atlantic Richfield Company
              Supplementary Executive Retirement Plan, effective as of August 1, 1997, filed herewith.

        10.2 Amendment No. 4 to the Atlantic Richfield Company Executive Deferral Plan, effective as of January 1, 1997, filed herewith.

        10.3 Amendment No. 5 to the Atlantic Richfield Company Annual Incentive Plan, effective as of July 28, 1997, filed herewith.

        10.4 Amendment No. 6 to the Atlantic Richfield Company Annual Incentive Plan, effective as of July 28, 1997, filed herewith.

        10.5 Amendment No. 10 to the Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective as of July 28, 1997, filed herewith.

        10.6 Amendment No. 11 to the Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective as of July 28, 1997, filed herewith.

        10.7 Amendment No. 6 to Atlantic Richfield Company Special Termination Allowance Plan which contains the current change of control provisions applicable to the Company's executive management team, including its five most highly compensated executive officers.

        27    Financial Data Schedule.


   (b) Reports on Form 8-K

       The following Current Reports on Form 8-K were filed during the quarter ended September 30, 1998 and through the date hereof.

         Date of Report          Item No.          Financial Statements
         --------------          --------          --------------------
       September 30, 1998           5                     None

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ATLANTIC RICHFIELD COMPANY
                                                    (Registrant)


                                               /s/ ALLAN L. COMSTOCK
Dated:  November 10, 1998                   ____________________________
                                                     (signature)
                                                 Allan L. Comstock
                                            Vice President and Controller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)