Form 10-K405
period 1998-12-31
ATLANTIC RICHFIELD CO /DE
filed 1999-02-23
CIK 775483

                                      1998
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1998       Commission file number 1-1196

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
     Common Stock ($2.50 par value)           New York Stock Exchange
                                              Pacific Exchange, Inc.
                                              Elektronische Borse Schweiz EBS
                                              London Stock Exchange
     $3.00 Cumulative Convertible Preference  New York Stock Exchange
      Stock ($1 par value)                    Pacific Exchange, Inc.
     $2.80 Cumulative Convertible Preference  New York Stock Exchange
      Stock ($1 par value)                    Pacific Exchange, Inc.
     Twenty year 10 7/8% Debentures Due
      July 15, 2005                           New York Stock Exchange
     Thirty year 9 7/8% Debentures Due
      March 1, 2016                           New York Stock Exchange
     Twenty-five year 9 1/8% Debentures Due
      March 1, 2011                           New York Stock Exchange

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
                                             ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               ---
The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 31, 1998, based on the closing price on the New York Stock Exchange composite tape on that date, was $21,221,156,300.

Number of shares of Common Stock, $2.50 par value, outstanding as of December 31, 1998: 321,315,367.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 are incorporated by reference under Part III.

                               TABLE OF CONTENTS

                                     PART I

   Item                                                                    Page
   ----                                                                    ----
 1. and 2. Business and Properties.......................................    1
             The Company.................................................    1
             Review of 1998..............................................    1
             Worldwide Exploration and Production Operations.............    2
             Refining and Marketing......................................    9
             All Other Operations........................................   10
             Discontinued Operations.....................................   11
             Capital Program.............................................   11
             Patents.....................................................   11
             Competition.................................................   12
             Human Resources.............................................   12
             Research and Development....................................   12
             Environmental Matters.......................................   13
     3.    Legal Proceedings.............................................   17
     4.    Submission of Matters to a Vote of Security Holders...........   20

                               ----------------

           Executive Officers of the Registrant..........................   21
           Description of Capital Stock..................................   23

                                    PART II
     5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................   27
     6.    Selected Financial Data.......................................   28
 7. and 8. Management's Discussion and Analysis of Financial Condition
           and Results of Operations and Financial Statements and
           Supplementary Data............................................   29
             Index to Consolidated Financial Statements and Financial
             Statement Schedule..........................................   29
             Independent Accountant's Report.............................   30
             Operating Review............................................   31
              Results of Segment Operations..............................   32
              Consolidated Statement of Income...........................   35
              Results of Consolidated Operations.........................   36
              Consolidated Balance Sheet.................................   38
              Consolidated Statement of Cash Flows.......................   39
              Analysis of Cash Flows and Financial Condition.............   40
              Market-Sensitive Instruments and Risk Management...........   41
              Consolidated Statement of Changes in Stockholders' Equity..   43
              Safe Harbor for Forward-Looking Statements.................   44
              Year 2000 Issue............................................   45
              Notes to Consolidated Financial Statements.................   46
              Supplemental Information (Unaudited).......................   60
     9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................   64

                                      (i)

                                    PART III

 Item                                                                       Page
 ----                                                                       ----
 10.  Directors and Executive Officers of the Registrant..................   64
 11.  Executive Compensation..............................................   64
 12.  Security Ownership of Certain Beneficial Owners and Management......   64
 13.  Certain Relationships and Related Transactions......................   64

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   64

                                      (ii)

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                  THE COMPANY


  The company began operations in 1866 as the Atlantic Petroleum Storage Company. The company's present name, Atlantic Richfield Company (ARCO), was adopted in 1966 after Richfield Oil Corporation was merged into the company. Sinclair Oil Corporation was merged into ARCO in 1969. ARCO acquired the Anaconda Company in 1977. ARCO became a Delaware corporation in 1985. ARCO's principal executive offices are currently at 515 South Flower Street, Los Angeles, California 90071 (Telephone 213-486-3511). During 1999 the principal executive offices will be moved to the ARCO Center, 333 South Hope Street, Los Angeles, California 90071. The telephone number will remain the same. You can find additional information about ARCO on our website at www.arco.com.

  ARCO is a global oil and gas enterprise operating in two segments, exploration and production (E&P) and refining and marketing (R&M). Its upstream exploration and production operations are focused primarily in Alaska, the Gulf of Mexico and the Midcontinent in the United States (largely through its 82% owned subsidiary, Vastar Resources, Inc. (Vastar)), China, Indonesia, the United Kingdom North Sea, Algeria and Venezuela. The Alaska oil production is integrated with ARCO's downstream refining and marketing operations in the western United States. These include two refineries, branded consumer marketing outlets in six western states and British Columbia, a marine fleet, and supporting pipelines and terminals.

  You will find financial information about our two segments in Note 2 of Notes to Consolidated Financial Statements on page 47.

                                 REVIEW OF 1998
 Disposal of coal operations

  As part of ARCO's strategy to focus on its core hydrocarbon businesses, ARCO disposed of its U.S. coal operations to Arch Coal in June 1998. These included its Black Thunder and Coal Creek mines in Wyoming, its West Elk mine in Colorado, and its 65% interest in three mines in Utah for a total consideration of approximately $1.1 billion. In early 1999, ARCO sold two of its coal properties in Australia, the Blair Athol mine for $226.5 million and the Gordonstone mine for $150 million. During the third quarter of 1998, ARCO recorded a net after-tax charge of $92 million in connection with its divestiture of its coal businesses.

 Disposal of chemical operations

  On July 28, 1998, ARCO completed the sale of its 80,000,001 shares of ARCO Chemical stock to its former subsidiary, Lyondell Petrochemical Company for $57.75 per share, or for total cash proceeds of approximately $4.6 billion. The sale was pursuant to a public tender offer by Lyondell for all of the outstanding shares of ARCO Chemical stock. ARCO recorded a net after-tax gain of $1.1 billion in the third quarter of 1998.

 Acquisition and disposition of certain E&P operations

  On June 29, 1998, ARCO purchased the outstanding common stock of Union Texas Petroleum Holdings, Inc. (UTP) for a purchase price of approximately
$2.5 billion, or $29 per share. ARCO also purchased substantially all of UTP's 7.14% Series A Cumulative Preferred Stock for approximately $200 million, or $122 per share. ARCO made both purchases pursuant to public tender offers for the two classes of equity securities. UTP was a U.S.-based, non-integrated oil and gas company with substantially all of its oil and gas producing operations conducted outside of the U.S. Following the completion of the tender offers, UTP ceased to be a public company and ceased filing reports with the SEC under the 1934 Securities Exchange Act effective July 30, 1998. The results of operations of UTP have been included in the consolidated financial statements of ARCO beginning July 1, 1998. As a result of lower expected crude oil prices, ARCO announced in January 1999 that it had taken an after-tax charge of $507 million for the impairment of oil and gas assets acquired from UTP. This charge was part of ARCO's total impairment charge of $925 million after-tax for 1998. The impairment charge was largely based on ARCO's downward revision of its price expectations for West Texas Intermediate crude oil: $15 per barrel for 1999, $16 for 2000 and $17 for 2001 and beyond.

  The principal assets acquired from UTP include properties in the United Kingdom North Sea, Indonesia and Venezuela. ARCO also acquired interests in three oil concessions in the Badin area of Pakistan, the Alpine field in Alaska and a 41.67% interest in the Geismar petrochemical plant in Louisiana. ARCO expects to enter into an agreement to sell the petrochemical operations.

  In October 1998, ARCO exchanged its California heavy crude oil properties in the San Joaquin Valley for exploration acreage and producing properties in the Gulf of Mexico. The California properties had average production of 37,000 barrels per day (BPD) in October 1998, and accounted for proved reserves of 148 MMBOE. In connection with the disposition of the heavy crude oil properties, ARCO took an impairment writedown of $114 million after-tax in 1998. Effective October 31, 1998, ARCO sold the subsidiary holding the Gulf of Mexico properties to Vastar for a net purchase price of approximately $437 million comprised of cash and the assumption of $300 million of indebtedness. Vastar added approximately 60 MMBOE of proved reserves as a result of this acquisition.

 Global cost restructuring program

  In October 1998, ARCO announced it was undertaking a worldwide cost reduction program designed to reduce (1) upstream and downstream operating and support costs; (2) exploration spending; and (3) costs for the corporate center and support services. In connection with this cost reduction program, ARCO is increasing its focus on its core exploration and production areas, and plans to divest non-strategic assets, which the company believes will facilitate the cost reductions.

  ARCO estimates that these cost reductions will save $350 million in 1999 and rise to annual cost savings of $500 million by 2000. ARCO took a $170 million net after-tax charge in the 1998 fourth quarter for these cost reductions. ARCO is also reducing capital spending (additions to fixed assets) by at least 25% to $2.7 billion. See "Capital Program" at page 11.

                WORLDWIDE EXPLORATION AND PRODUCTION OPERATIONS

 General

  ARCO conducts its worldwide oil and gas exploration and production operations primarily in the United States, China, Indonesia, the United Kingdom North Sea, Algeria and Venezuela.

 Reserves

                Proved oil and gas reserves at December 31, 1998
--------------------------------------------------------------------------------

                              Petroleum Liquids           Natural Gas
                              (Million barrels)       (Billion cubic feet)
                           ------------------------ ------------------------
                           U.S.(a) International(b) U.S.(c) International(d)
                           ------- ---------------- ------- ----------------
  Proved reserves.........  2,043        799         5,117       4,727
  Proved developed
   reserves...............  1,582        328         4,480       2,830

 --------
 (a) Includes 185 million barrels (MMB) proved and 109 MMB developed attributable to Vastar.
 (b) Includes 61 MMB proved and 36 MMB developed attributable to the equity interest in the LUKARCO joint venture.
 (c) Includes 2,590 billion cubic feet (BCF) proved and 2,071 BCF developed attributable to Vastar.
 (d) Includes 401 BCF proved and 344 BCF developed attributable to the equity interest in the LUKARCO joint venture.

  You can find additional information concerning oil and gas producing activities and estimates of proved oil and gas reserves under the caption Supplemental Information, Oil and Gas Producing Activities, beginning on page 60.

 Production

                               Production Volumes
--------------------------------------------------------------------------------

                                                                Natural Gas
                                       Petroleum Liquids    (Million cubic feet
                                       (Barrels per day)         per day)
                                     --------------------- ---------------------
  Years Ended
  December 31,                       U.S.(a) International U.S.(b) International
  ------------                       ------- ------------- ------- -------------
   1998............................. 527,600    123,200     1,175       929
   1997............................. 557,900     82,600     1,066       844
   1996............................. 564,500     66,100     1,044       730

 --------
 (a) Includes 50,100, 50,700 and 48,800 barrels per day produced by Vastar in 1998, 1997, and 1996, respectively.
 (b) Includes 988, 882 and 872 million cubic feet per day (MMCFD) produced by Vastar in 1998, 1997, and 1996, respectively.

                   Average sales prices and production costs
--------------------------------------------------------------------------------

                                              Years Ended December 31,
                            -------------------------------------------------------------
                                   1998                 1997                 1996
                            ------------------- -------------------- --------------------
                            U.S.  International  U.S.  International  U.S.  International
                            ----- ------------- ------ ------------- ------ -------------
  Average sales price
   (including transfers)
   per barrel of petroleum
   liquids produced.......  $9.43    $11.07     $15.63    $18.20     $16.07    $19.02
  Average lifting cost per
   equivalent barrel of
   production.............   3.34      3.73       3.85      4.07       3.86      4.14
  Average sales price per
   thousand cubic feet
   (MCF) of natural gas
   produced...............   1.82      2.54       2.04      2.64       1.80      2.54

 Exploration and Drilling Activity

                          Wells drilled to completion
--------------------------------------------------------------------------------

                                               Years Ended December 31,
                           -----------------------------------------------------------------
                                   1998                  1997                  1996
                           --------------------- --------------------- ---------------------
                           U.S.(a) International U.S.(b) International U.S.(c) International
                           ------- ------------- ------- ------------- ------- -------------
  Net productive
   exploratory wells
   drilled................    32         10         33          3         28          2
  Net dry exploratory
   wells drilled..........    29         10         27         10         48          7
  Net productive
   development wells
   drilled................   573         27        563         23        332         23
  Net dry development
   wells drilled..........    37         --         37         --         33         --

 --------
 (a) Includes 23, 16, 187, and 35 wells, respectively, drilled by Vastar.
 (b) Includes 18, 15, 162, and 27 wells, respectively, drilled by Vastar.
 (c) Includes 17, 29, 156, and 25 wells, respectively, drilled by Vastar.

              Current drilling activities, as of December 31, 1998
--------------------------------------------------------------------------------

                                                            U.S. International
                                                            ---- -------------
  Gross wells in process of drilling (including wells
   temporarily suspended)..................................  51        18
  Net wells in process of drilling (including wells
   temporarily suspended)..................................  34         7
  Waterflood projects in process...........................   4        --
  Enhanced oil recovery operations.........................  63         3

                 Number of productive wells at December 31, 1998
--------------------------------------------------------------------------------

                                         Oil                      Gas
                             --------------------------- ---------------------
                             U.S.(a)(b) International(c) U.S.(d) International
                             ---------- ---------------- ------- -------------
  Total gross productive
   wells....................   9,458          704         3,679       255
  Total net productive
   wells....................   3,930          271         1,820        76

 --------
 (a) Includes approximately 1,688 gross and 352 net multiple completions for ARCO, of which there are 402 gross and 184 net multiple completions for Vastar.
 (b) Includes approximately 1,536 gross and 774 net wells, respectively, attributable to Vastar.
 (c) Includes approximately 89 gross and 36 net multiple completions.
 (d) Includes approximately 2,851 gross and 1,473 net wells, respectively, attributable to Vastar.


              Petroleum rights acreage as of December 31, 1998(a)
--------------------------------------------------------------------------------

                                                       Developed   Undeveloped
                                                        Acreage      Acreage
                                                      ----------- --------------
                                                       Net  Gross  Net    Gross
                                                      ----- ----- ------ -------
                                                             (thousands)
  U.S.
    Alaska...........................................   208   341    984   1,618
    Lower 48(b)...................................... 1,888 3,224  3,123   4,960
                                                      ----- ----- ------ -------
      Total U.S...................................... 2,096 3,565  4,107   6,578
  International......................................   295   669 64,027 123,787
                                                      ----- ----- ------ -------
      Total.......................................... 2,391 4,234 68,134 130,365
                                                      ===== ===== ====== =======

 --------
 (a) Includes options and exploration rights.
 (b) Includes 1,539 net developed acreage, 2,468 gross developed acreage, 2,815 net undeveloped acreage and 4,243 gross undeveloped acreage, respectively, held by Vastar.


 Delivery Commitments

  ARCO has various long-term natural gas sales contracts covering the majority of its production in Indonesia, the United Kingdom North Sea, and China. ARCO's various annual delivery obligations under these contracts are substantially limited to producible reserves from specific fields.

  In the Lower 48, Vastar has various long-term natural gas sales contracts. In connection with the formation in 1997 of Southern Company Energy Marketing L.P.
(SCEM), a strategic alliance limited partnership with the Southern Company, Vastar entered into a gas purchase and sale agreement with SCEM. The primary term expires December 31, 2007 and the prices are market-based. The contract covers substantially all of the gas produced and owned or controlled by Vastar. Excluded from this contract is gas which Vastar is committed to deliver under certain longer-term gas marketing contracts with cogeneration facilities pursuant to which Vastar delivered an average of 72 MMCFD in 1998. These long-term contracts have an average remaining contract term of approximately
12 years. In 1998, the average price of gas sold under these contracts was approximately $2.62 per MCF. There have been no instances in the last three years in which

Vastar was unable to meet any significant natural gas delivery commitment.

 Alaska

  Approximately 53% of ARCO's worldwide petroleum liquids production came from ARCO's interests in Alaska, primarily in the Prudhoe Bay, Greater Kuparuk Area and the Greater Point McIntyre Area fields on the North Slope of Alaska. ARCO's net liquids production from Alaska in 1998 decreased 8% to 346,700 BPD. ARCO's interests in Alaska included net proved reserves of 1,857 MMBOE at December 31, 1998.

  ARCO operates the eastern half of the Prudhoe Bay field and has a 21.87% working interest in the oil rim production from the field and a 42.56% working interest in the gas cap production. ARCO's net petroleum liquids production from the Prudhoe Bay field averaged 175,300 BPD in 1998, compared to 198,500 BPD in 1997.

  ARCO is the sole operator in the Greater Kuparuk Area, which includes the Kuparuk River field and three satellite fields. ARCO holds a 55.2% working interest in each of these fields. ARCO's share of production from the Kuparuk River field was 123,000 net BPD of petroleum liquids during 1998, compared to 128,200 net BPD during 1997. The Kuparuk Large Scale Enhanced Oil Recovery
(EOR) Project, which began operations in September 1996, added 15,000 net barrels of oil to daily production by the end of 1998. EOR production is expected to increase further in 1999.

  ARCO has working interests in five of six Greater Point McIntyre Area fields as follows: 30.1% in Point McIntyre, 40.0% in Lisburne, and 50.0% in both West Beach and North Prudhoe Bay State. ARCO also has a working interest in the West Niakuk field; ARCO is currently negotiating the precise amount of its interest with the other owners of that field. All six of the fields are processed through the Lisburne Production Center, which ARCO operates. During 1998, liquids processed through the Lisburne Production Center averaged 169,700 gross BPD, or 41,500 net BPD.

  ARCO has several projects underway in Alaska that it expects will stop the decline in Alaska production after 1999. The $150 million Prudhoe Bay Miscible Injectant Expansion (MIX) project is designed to add 50 million gross barrels of petroleum liquids to ultimate field recovery and 20,000 net BPD of petroleum liquids production in late 1999. ARCO and its partners approved MIX in 1997 and expect it to become operational in 1999. ARCO commenced development of the Alpine field in 1998 and expects production to start up in mid 2000 at a gross rate of 40,000 BPD. Following its acquisition of an additional 22% working interest from UTP, ARCO has a 78% working interest in the field. A $44 million EOR project currently underway at Greater Point MacIntyre is expected to be completed by the end of 1999.

  ARCO also began production from four satellite fields at the end of 1997 and during 1998. Three of these satellite fields are in the Greater Kuparuk Area:
Tarn, Tabasco, and West Sak. The Tarn field began production in July 1998, only nine months after receiving approval for development. Production also began from the Tabasco field, with a single producing well on-line. Additional drilling in Tabasco is underway. West Sak contributed production throughout 1998. Midnight Sun, the first satellite field in the Prudhoe Bay area, started up in the fourth quarter of 1998. Net production from these four satellite fields in 1998 averaged 6,100 BPD.

  ARCO transports all of the petroleum liquids produced from the North Slope fields to market through the Trans Alaska Pipeline System (TAPS), an 800-mile pipeline system that ties the North Slope of Alaska to the port of Valdez in south central Alaska. ARCO has a 22.2% weighted average undivided ownership interest in TAPS. ARCO also owns approximately 22% of the stock of Alyeska Pipeline Service Company, which constructed and now operates TAPS for the owners. ARCO's undivided interest in TAPS is proportionately consolidated in the Alaska E&P operations for financial reporting purposes. TAPS 1998 throughput averaged approximately 1,207,000 BPD. ARCO operates six ocean-going tankers that ship the liquids from Valdez to West Coast locations.

 Lower 48

  ARCO's consolidated Lower 48 operations had net production of 417 BCF of natural gas (including consumption) and 66 MMB of petroleum liquids in 1998 as compared to 385 BCF and 66 MMB in 1997. ARCO replaced 45% of Lower 48 1998 production on a BOE basis through its exploration and development activities and purchases (net of sales).

  The primary vehicle for ARCO's Lower 48 exploration and production operations is Vastar, of which ARCO owns 82%. Vastar, headquartered in Houston, Texas, explores for, develops, produces and markets natural gas and petroleum liquids in major producing basins in the Gulf of Mexico, the Gulf Coast, the San Juan Basin/Rockies and the Midcontinent areas. You can obtain additional information about Vastar, a copy of Vastar's 1998 Annual Report to Stockholders and 1998 Annual Report on Form 10-K by writing to Manager, Investor Relations, Vastar Resources, Inc., 15375 Memorial Drive, Houston, Texas 77079. Vastar's telephone number is (281) 584-6000.

  After the disposition of its California heavy crude oil properties in the San Joaquin Valley in October 1998, ARCO's Lower 48 assets (other than Vastar) consist of oil and gas producing assets in the Permian Basin of west Texas and southeast New Mexico. These assets accounted for reserves at December 31, 1998 of 338 MMBOE, of which 72% were petroleum liquids. In 1998 net production from ARCO's other Lower 48 interests was 31 MMBOE, down from 57 MMBOE in 1997. ARCO announced in February 1999 that it and Chevron U.S.A. Production Company will pursue a combination of their oil and gas producing assets in the Permian Basin. If final agreement is reached, each company will own 50% of the joint venture.

 International

  ARCO expanded its international exploration and production operations in 1998 with the acquisition of UTP in June 1998. Production from former UTP interests in the United Kingdom North Sea, Indonesia and Venezuela was included in ARCO's consolidated financial statements beginning July 1, 1998. ARCO's 1998 international petroleum liquids production averaged 123,200 BPD, up from 82,600 BPD in 1997. Natural gas production in 1998 averaged 929 MMCFD, up from 844 MMCFD in 1997. ARCO's net proved reserves from its international interests at December 31, 1998 were 1,587 MMBOE.

  Principal properties acquired from UTP in the United Kingdom North Sea are the 15.5% working interest in the Alba oil field, which has been producing since 1994, the 9.42% unit interest in the Britannia gas field, which began production in 1998, the 20% working interest in the Piper and Claymore fields and a 25% working interest in the Sean fields.

  During 1998, ARCO and its partners continued development of the Shearwater gas condensate field in the Central Graben; start-up is expected in 2000.

  In September 1998, ARCO and Mobil entered into an agreement to combine offshore operations in the Southern North Sea through the creation of a joint venture in which each company will have a 50% interest. The partners expect to reduce operating costs and to make new, smaller fields economically attractive to develop using existing infrastructure. The interests currently held by each company in the individual Southern North Sea assets and licenses will remain unchanged. Details of the Southern Gas Basin combination are under negotiation between the two companies.

  In Indonesia, ARCO's acquisition of UTP gave ARCO its entry into the liquefied natural gas (LNG) business. The new Indonesian operations consist primarily of a 37.81% working interest in the East Kalimantan joint venture that produces natural gas and, to a lesser extent, oil and condensate from the Sanga Sanga block. Substantially all the natural gas produced by the joint venture is supplied to a liquefaction plant at Bontang Bay, pursuant to long-term contracts with Pertamina, the Indonesian national oil company. The Bontang plant converts the gas into LNG in parallel processing units called "trains." Seven trains are currently in operation and an eighth is under construction.

  ARCO's 1998 production from all Indonesian interests totaled 423 MMCFD.

  During 1998, estimated gross resources in the giant Tangguh field increased to 14.4 trillion cubic feet (TCF). ARCO will operate the Wiriagar, Berau and Muturi fields that will feed gas to the Tangguh project. The planned two-train LNG production facility will be operated by an Indonesian company that will be jointly owned by Pertamina and the participants in those production sharing contracts that will supply gas to the plant. ARCO and Pertamina are jointly marketing the LNG.

  ARCO's Venezuelan operations consist of risked service contracts covering six blocks and an interest in a joint venture to produce and upgrade heavy oil. Under a risked service contract, the contractor is responsible for providing capital and technology for the redevelopment of the fields along with costs of operating existing production. In exchange for providing and funding overall operation and field development, the contractor is paid a per barrel service fee to cover reimbursement of costs plus profit. There are two components to the fees, which include (i) a set fee for contractual baseline production and
(ii) a fee for incremental production. The fee for incremental production is based on a sliding scale incentive mechanism, which is indexed to a basket of international oil prices and overall field profitability. The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

  ARCO acquired from UTP interests in two risked service contracts covering the Desarrollo Zulia Occidente (DZO) contract area (a 100% interest) and the Boqueron contract area (a 60% interest). In acquiring DZO, ARCO assumed a contingent liability for payments of up to a maximum of $15 million annually for six years based primarily on oil price levels. Given the current price environment, ARCO considers it unlikely these payments will ever be made. ARCO also signed risked service contracts covering the Kaki (56%), Maulpa (56%) and LL-652 (18%) blocks, as well as the La Vela exploration block. ARCO is the operator of the DZO and Boqueron blocks.

  Proved reserves and production quantities for Venezuelan operations are recorded based on ARCO's net working interest in each of the contract areas, "net" meaning reserves excluding royalties and interests owned by others per the contractual arrangements. Total production from ARCO's interests from the date of initial involvement was 6,099,000 barrels, or 16,700 barrels per day on a full-year basis. Production for the fourth quarter of 1998 averaged 32,000 barrels per day. These properties represented 166 MMBOE of net proved reserves at December 31, 1998.

  With the fall in worldwide crude prices, ARCO recorded a $190 million impairment to the capitalized cost of the DZO unit. ARCO is in discussions with the Venezuelan government on the terms of the DZO unit contract to improve the profitability under current oil prices. ARCO's long-term work program and investment in the DZO unit depend on the results of these discussions.

  ARCO's other interest in Venezuela consists of a 30% interest in the Hamaca joint venture to produce and upgrade extra heavy oil from the Orinoco Belt. As a result of the current low price environment, activities on the Hamaca project are progressing, but at a slower pace, by agreement of the parties.

  In China, ARCO operates the Yacheng--13 gas field, from which ARCO obtained net production of 133 MMCFD during 1998, down from 142 MMCFD in 1997.

  In August 1998, ARCO acquired a 25% interest in a major natural gas project in the Malaysia-Thailand Joint Development Area (JDA) in the Gulf of Thailand. ARCO purchased a 50% interest in the Triton Energy Limited subsidiaries that held Triton's interest in the JDA for a cash payment of $150 million and an agreement to fund half the development costs until first commercial production, up to a maximum of $377 million. Triton continues to hold a 25% interest in the JDA, and the other 50% is owned by the Malaysian national oil company Petronas.

  ARCO's operations in Algeria consist of the EOR project currently under development in the Rhourde El Baguel field. Under its agreements with Sonatrach, the Algerian state oil company, ARCO will receive up to 49% of the project's annual production. For 1998, ARCO reported net production of 21,100 BPD.

  ARCO also holds a 46% interest in LUKARCO, a joint venture with the Russian oil company LUKOIL that holds a 54% interest. LUKARCO was formed in February 1997 to facilitate joint oil and gas investment in Russia and other countries in the Commonwealth of Independent States. The LUKARCO joint venture holds a 5% interest in the joint venture operating the Tengiz oil field in Kazakhstan, a 12.5% interest in the Caspian Pipeline Consortium (CPC), a multi-party effort to build a 900-mile pipeline from the Tengiz field to the Black Sea via Russia, and a 60% interest in the Yalama block in the Caspian Sea offshore of Azerbaijan. Under the terms of the joint venture arrangement, ARCO has agreed to provide financing to LUKARCO covering most of the costs of any projects approved by ARCO. ARCO is obligated to fund LUKARCO's 25% share of the construction costs of the CPC pipeline. In addition to the joint venture interest, ARCO owns 8% of LUKOIL's total equity, which at December 31, 1998 was valued at $225 million. See Note 24 of Notes to Consolidated Financial Statements on page 59.

                             REFINING AND MARKETING

  ARCO's downstream operations include its two refineries on the West Coast, branded retail gasoline outlets in six western states and British Columbia, transportation operations including pipelines and terminals in California and a marine fleet of ocean-going tankers, and a polypropylene plant under construction at the Los Angeles Refinery complex.

  ARCO's two U.S. petroleum refineries are the Los Angeles Refinery in Carson, California and the Cherry Point Refinery near Ferndale, Washington. Both of these refineries have easy access to major supply sources and major markets through ocean-going tankers, pipelines and other transportation facilities.

                               Refinery Capacity
--------------------------------------------------------------------------------

                                                         Annual Average Operable
                                                           Crude Distillation
                                                               Capacity(a)
                                                            (Barrels per day)
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
  Los Angeles Refinery.................................. 260,000 260,000 260,000
  Cherry Point Refinery................................. 202,000 202,000 200,500
                                                         ------- ------- -------
    Total............................................... 462,000 462,000 460,500
                                                         ======= ======= =======

 --------
 (a) Measured pursuant to standards of the American Petroleum Institute.


               Refinery runs and petroleum products manufactured
--------------------------------------------------------------------------------

                                                               Years Ended
                                                              December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
                                                         (Equivalent barrels per
                                                                  day)
  Crude oil refinery runs............................... 449,600 452,200 452,700
                                                         ======= ======= =======
  Petroleum products manufactured:
    Gasoline............................................ 225,800 224,200 214,800
    Jet fuels...........................................  92,000 106,700 105,700
    Distillate fuels....................................  76,600  73,100  66,000
    Other(a)............................................  93,400  85,300 100,500
                                                         ------- ------- -------
      Total(b).......................................... 487,800 489,300 487,000
                                                         ======= ======= =======

 --------
 (a) Includes chemical products, natural gas liquids (NGLs), petroleum coke (green and calcined) and feedstocks, sulfur, middle-of-barrel specialties and changes in unfinished stocks.
 (b) Total manufactured petroleum products volumes exceed total crude oil runs as a result of the expansion of petroleum product through rearrangement of molecular structure and refinery blending of oxygenates.

  In October 1998, ARCO and Itochu Corporation entered into a $200 million joint venture for the production and marketing of polypropylene resin. ARCO has a two-thirds interest and Itochu has a one-third interest in the 200,000 metric ton manufacturing plant currently under construction at the Los Angeles Refinery complex. Feedstock for the new polypropylene facility, the only one on the West Coast, will be supplied by the Los Angeles Refinery under the joint venture agreement.

  In connection with its refining operations, ARCO also produces calcined coke and operates electric cogeneration facilities.

  ARCO markets its gasoline under the ARCO(R) trademark. ARCO sells its gasoline at ARCO branded retail outlets located in Arizona, California, Nevada, Oregon, Utah and Washington, and in British Columbia. The company currently has more than 1,700 branded retail outlets, which include franchisee and company-operated am/pm(R) convenience stores and SmogPros(R) Service Centers, and traditional service stations. ARCO's am/pm franchises make up about 60% of the retail outlets which are full scale convenience stores that also sell gasoline. ARCO also sells gasoline to dealers and resellers who do not use the ARCO brand in connection with retail sales.

  ARCO markets jet fuel, calcined coke and NGLs to end-users and resellers. ARCO sells jet fuels directly to airlines and the United States Department of Defense. The company sells its calcined coke to U.S. and international industrial consumers. ARCO sells NGLs directly to end-use customers including the Watson Cogeneration Facility, which is 51% owned by ARCO; ARCO also markets NGLs through distributors. ARCO sells certain of its petroleum products through cargo and bulk sales to commercial and industrial consumers.

                        Refined petroleum product sales
--------------------------------------------------------------------------------

                                                          Years Ended December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
                                                         (Equivalent barrels per
                                                                  day)
  Petroleum product sales:
    Gasoline............................................ 307,100 281,900 266,400
    Jet fuels........................................... 102,800 117,300 117,000
    Distillate fuels....................................  80,600  76,600  69,000
    Other(a)............................................  72,700  68,000  80,700
                                                         ------- ------- -------
      Total(b).......................................... 563,200 543,800 533,100
                                                         ======= ======= =======

 --------
 (a) Includes heavy fuel oils, NGLs, calcined and green coke.
 (b) The total of petroleum product sales differs from the total of petroleum products manufactured because of a number of factors: the consumption of some products as refinery fuel, the exchange of products with other refiners, changes in levels of product inventory, and the purchase and sale of petroleum products not manufactured by ARCO.

  ARCO's marine fleet consists of eight tankers. Six transport crude oil from Valdez to Cherry Point, Washington and Long Beach, California and two transport clean fuels products. ARCO has under construction three double-hulled tankers; the first is scheduled for delivery in 2000, and the remaining two by 2002.

                              ALL OTHER OPERATIONS

  ARCO's other operations during 1998 included its pipeline operations in the Lower 48 and its aluminum rolling mill operations. You can find more details in Results of Segment Operations--Other Operations, on page 33.

                            DISCONTINUED OPERATIONS

  ARCO's discontinued operations consisted of its interests in chemical and coal businesses.

  In July 1998, ARCO sold all of its 80,000,001 shares of ARCO Chemical stock to its other former chemical business, Lyondell Petrochemical Company.

  ARCO reduced its interest in ARCO Chemical in 1987, when ARCO Chemical Company sold just under 20% of its stock to the public. ARCO disposed of its interest in Lyondell Petrochemical Company in three transactions: the 1989 sale of just over 50% of its Lyondell stock to the public, the 1994 sale of three-year notes exchangeable into its Lyondell stock at maturity, and the 1997 transfer of its remaining Lyondell stock to the noteholders.

  ARCO's consolidated financial statements reflect its interest in Lyondell through September 1997 and its interest in ARCO Chemical through July 1998 under Income From Discontinued Operations on page 34.

  ARCO's interest in the Geismar petrochemical plant acquired from UTP was classified as a discontinued operation because of ARCO's intent to dispose of its interest. ARCO expects to complete the sale of the business during 1999.

  In 1997, ARCO announced its intent to divest its coal operations. You can find a description of the June 1998 disposition of ARCO's U.S. coal operations and of the sale of two of ARCO's Australian coal properties in the first quarter of 1999 on page 1. ARCO intends to sell its remaining Australian coal interests in the Curragh and Clermont mines. The income from and net assets of ARCO's coal operations are included in ARCO's historical financial statements under discontinued operations.

  You can find more details regarding disposition of all these assets on page 1, under Gain on Disposition of Discontinued Operations on page 34, and in Note 4 of Notes to Consolidated Financial Statements on page 49.

                                CAPITAL PROGRAM

  ARCO's capital program includes spending for additions to fixed assets and other capital expenditures. During 1998, the company spent approximately
$3.6 billion for additions to fixed assets. For 1999 ARCO plans to spend $2.7 billion on additions to fixed assets, a 25% reduction from 1998 spending.

  Key expenditures in 1999 will include continued development of the Alpine field on the North Slope of Alaska, the Shearwater gas condensate field in the United Kingdom North Sea, and the Villano oil field in Ecuador. In downstream operations, the expenditures primarily relate to construction of two new double-hulled marine tankers and completion of the West Coast's first polypropylene plant at ARCO's Los Angeles Refinery.

  ARCO's current long-range plans for capital spending may change during 1999 and thereafter, depending on whether and for how long the current low price levels for crude oil and natural gas continue. Other factors that may affect ARCO's future spending plans are changes in the tax laws, changes in clean air and clean fuel requirements, and changes in other environmental rules and regulations.

                                    PATENTS

  ARCO owns numerous patents, many of which it makes generally available for license to others in the petroleum industry. ARCO itself is a licensee under certain patents that are available generally to the industry. ARCO's operations are not dependent upon any particular patent or patents or upon any exclusive patent rights.

                                  COMPETITION

  ARCO faces intense competition from a number of companies in both its E&P and R&M operations. Several of its competitors are larger and have substantially greater resources. In many areas outside the United States ARCO may be in competition with state owned or sponsored companies for upstream exploration and development projects. No single competitor, or small group of competitors, dominates either of ARCO's operating segments.

  Upstream, ARCO competes with numerous other companies in the oil and gas industry to locate and obtain new sources of oil and gas and to produce that oil and gas in a cost-effective and efficient manner. Bidding for leases and acquiring producing properties is characterized by intense competition. ARCO believes its expertise in geological and geophysical technology enables it to compete effectively in property acquisition, exploration and development in those geographic areas where it is focusing its efforts. Another major competitive factor is a company's cost structure for producing oil and gas. ARCO believes its cost structure enables it to compete on a cost effective basis in those areas of geographic focus.

  Major factors affecting the profitability of the oil and gas industry are the general price levels for crude oil and natural gas, which have typically been volatile as a result of fluctuations in world, and sometimes local, economic conditions and political events. Prices for these commodities are currently at or near historic lows when adjusted for inflation. Worldwide inventories are high relative to worldwide demand, which has been adversely affected in the recent past by the financial malaise in Asia and its effect on economic growth in Asia and other developing nations, as well as increases in crude oil production from OPEC and other countries.

  Downstream, ARCO competes with numerous companies in both its refining operations and its retail gasoline marketing. Key competitive methods include refining operations that yield a greater proportion of high-margin products, technological expertise in developing new products that meet environmental specifications, and marketing operations that put a premium on high volume and innovation. ARCO's refineries are among the most efficient in the industry and it has been an industry leader in developing reformulated gasoline. It has also sought to be a leader in low cost, high volume retail marketing and distribution, combining convenience stores and standardized automotive services with gasoline delivery to spread station site costs and increase revenue.

  ARCO ranked as the seventh largest U.S.-based oil company on the basis of revenues in the most recent Fortune 500 list of U.S. industrial companies.

                                HUMAN RESOURCES

  As of December 31, 1998, ARCO had approximately 18,400 full-time equivalent employees, of whom approximately 12% were represented by collective bargaining agents.

                            RESEARCH AND DEVELOPMENT

  ARCO engages in research for new and improved products and methods for operating its businesses principally at facilities located at Plano, Texas. Total research and development expenses were $32 million, $38 million and $25 million in 1998, 1997 and 1996, respectively.

                             ENVIRONMENTAL MATTERS

 Site Remediation

  ARCO is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), and the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation Recovery Act of 1976 (RCRA). These regulations require ARCO to do some or all of the following:

 . Remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;

 . Perform restoration work at such sites; and

 . Pay damages for loss of use and non-use values.

Environmental liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.

  ARCO is currently involved in environmental assessments and cleanups under these laws at federal and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, third party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites that were formerly owned by ARCO or its predecessors. This comprises 125 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site and ARCO's responsibility varies from sole responsibility to very little responsibility. Future costs depend on unknown factors such as:

 . Nature and extent of contamination;

 . Timing, extent and method of remedial action;

 . ARCO's proportional share of costs; and

 . Financial condition of other responsible parties.

  The environmental remediation accrual is updated annually, at a minimum, and at December 31, 1998 was $870 million.

  The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs (such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites), it is possible that actual costs could exceed the amount accrued by as much as $500 million. This estimate was determined by applying Monte Carlo analysis to estimated site maximums on a portfolio basis. See Note 15 of Notes to Consolidated Financial Statements regarding environmental matters.

  Approximately 54% of the reserve relates to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component relates to currently and formerly owned nuclear processing, and refining and marketing facilities, and other sites that received wastes from these facilities. The remainder relates to sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total accrual. Substantially all amounts reserved are expected to be paid out over the next five to six years. ARCO is also the subject of certain material legal proceedings described below under the caption "Material Environmental Litigation."

 Clean Air

  The Federal Clean Air Act Amendments of 1990 (the 1990 Clean Air Act Amendments) and various state and local laws and regulations impose certain air quality requirements. Among other things, the 1990 Clean Air Act Amendments effectively require the manufacture and sale of reformulated and oxygenated gasolines in areas not meeting specified air quality standards. The Environmental Protection Agency (EPA) wintertime oxygenate gasoline program became effective in the fall of 1993. The EPA reformulated gasoline requirements became effective January 1, 1995 for the nine U.S. cities, including Los Angeles and San Diego, and other areas with the worst ozone pollution. The specifications for reformulated gasoline of the California Air Resources Board (CARB), which are stricter than the EPA requirements, became effective for retail sales on and after June 1, 1996. To comply with the EPA air quality requirements and CARB standards, in 1995 ARCO completed major modifications at its Los Angeles Refinery.

  In 1993 the South Coast Air Quality Management District (AQMD), which sets air quality standards for a five-county area of Southern California, including Los Angeles County, adopted regulations requiring phased reductions of certain pollutants. By 2003 the Los Angeles Refinery and the Wilmington calciner will be required to achieve cumulative reductions from 1992 levels of oxides of nitrogen (NOx) of 63% and oxides of sulfur (SOx) of 83%. As part of the regulations, AQMD created a Regional Clean Air Incentives Market (RECLAIM) program under which regulated firms can earn credits for achieving emission reductions below targeted levels. Those credits may then be bought and sold. The Los Angeles Refinery plans to achieve the requisite levels of emission reductions by a combination of reductions and acquisitions of credits, substantial amounts of which have already been purchased. The AQMD is currently considering modifications to the RECLAIM program, but nothing has yet been finalized.

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

  For the past three years, the company's environment-related capital expenditures have averaged approximately $169 million per year. The company anticipates environment-related capital expenditures of approximately
$240 million and $220 million for 1999 and 2000, respectively. For the past three years, the company's operating expenses for the remediation of previously contaminated properties either compelled or likely to be compelled in the foreseeable future by government or third parties have averaged approximately $170 million per year. Cash payments for site remediation have averaged
$106 million per year over the same period. The company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For the past three years, the company estimates that its operating expenses related to these ongoing costs have averaged approximately $207 million per year.

  In addition to the reserve for environmental remediation costs, the company has also accrued, as of December 31, 1998, $1.1 billion for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

 Material Environmental Litigation

  Pursuant to the authority provided under Superfund, the State of Montana has asserted claims against ARCO for compensation for damage to natural resources up to the maximum amount allowed by 42 United States Code (S)9607. These alleged damages, arising out of ARCO's or its predecessors' alleged activities, include restoration and compensable damages, assessment costs, and prejudgment interest. On December 12, 1983, a lawsuit, styled Montana v. ARCO (Case No. CV-83-317-HLN-PGH), was filed in the United States District Court for the District of Montana. At the time trial commenced on March 3, 1997, the State's claim was for damages of $767 million for alleged injuries to natural resources resulting from mining and mineral processing operations. In addition, the Confederated Salish and Kootenai Tribes of the Flathead Reservation (Tribes) were granted a limited form of intervention in Montana v. ARCO. The Tribes, as alleged trustees, have asserted claims against ARCO for alleged injury to and loss of natural resources located in the Clark Fork River Basin in southwest Montana. The United States Department of Interior also has stated an intention to make a claim for natural resource damages in the Clark Fork River Basin. In 1998 ARCO agreed to the terms of two consent decrees, under which ARCO has agreed to pay $135 million for settlement of $561 million of the State's natural resource damage claims relating to the Clark Fork River Basin (excluding only the State's claims for restoration at three sites), $86 million primarily for remediation at the Stream Side Tailings Operable Unit (SSTOU) in the Clark Fork Basin, including a civil penalty of $1.8 million, and $20 million to resolve natural resource damage claims by the Tribes and the United States. All of these settlements are subject to court approval.

  On June 23, 1989, the EPA filed a CERCLA cost-recovery action against ARCO, styled U.S. v. ARCO, et al. (Case No. CV-89-039-BU-PGH), in the United States District Court for the District of Montana, for oversight costs at several of the Upper Clark Fork River Basin Superfund sites. Litigation is proceeding on both the EPA's claims (in the approximate amount of $90 million, including $14.7 million pertaining to the SSTOU) and ARCO's counterclaims against various federal agencies. In the counterclaims, ARCO seeks contributions from the federal agencies for remediation costs and for any natural resource damage liability ARCO might incur in Montana v. ARCO. The proposed settlements in Montana v. ARCO, described above, will resolve the claims and counterclaims in U.S. v. ARCO pertaining to the SSTOU and should provide a framework for possible future settlement of the remaining claims.

  ARCO and its subsidiary, Atlantic Richfield Hanford Company (ARHCO), and several other companies who have served as government contractors at the Hanford Nuclear Reservation in south central Washington State are named as defendants in a consolidated complaint in the United States District Court for the Eastern District of Washington, titled In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). In October 1994, the Department of Energy (DOE) determined that the government will indemnify ARCO and ARHCO for any judgment or settlement in the action pursuant to the contract between ARHCO and the Atomic Energy Commission and the provisions of the Price-Anderson Act. On April 4, 1997, ARCO was served with a new complaint making allegations similar to those already pending in the litigation, filed by six individual Native Americans in the United States District Court for the Western District of Washington, purportedly on behalf of classes of Native Americans living near the Hanford Nuclear Reservation. The DOE has indicated that it will indemnify ARCO and ARHCO with respect to this new action as well. This action has been transferred to the United States District Court for the Eastern District of Washington. On August 21, 1998, the court issued a ruling that, if upheld on appeal, should result in the dismissal of ARHCO and ARCO from the case.

  Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States, and private plaintiffs against Exxon, Alyeska, and Alyeska's owner companies (including ARCO which has a 22% interest). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues relating to liability for the spill remain unresolved between the Exxon companies, on the one hand, and Alyeska and its owner companies, on the other hand.

  On November 21, 1990, ARCO filed a complaint in the Superior Court of California for the County of Los Angeles, Atlantic Richfield Company v. AETNA Casualty and Surety Company of America, et al. (Case No. BC 015575), seeking recovery under numerous insurance policies in effect at times during past years for certain environmental expenses incurred by ARCO. The claims arise from the activities of ARCO and its predecessor companies, including The Anaconda Company, at sites and locations throughout the United States. ARCO has settled with most of the insurance company defendants.

 Conclusion

  Environmental concerns, including the minimization and prevention of environmental contamination from ongoing operations, and the cost-effective remediations of existing contaminated sites, continue to be vital factors in the company's future planning. See Note 15 of Notes to Consolidated Financial Statements on page 53, and "Environmental Matters" on page 13.

ITEM 3. LEGAL PROCEEDINGS

The Company

  On June 7, 1989, the City of New York, the New York City Housing Authority, and the New York City Health and Hospitals Corporation brought suit in the Supreme Court of the State of New York for the County of New York (Case
No. 14365/89) against six alleged former lead pigment manufacturers or their successors (including ARCO as successor to International Smelting and Refining Company (IS&R), a former subsidiary of The Anaconda Company), and the Lead Industries Association (LIA), a trade association. Plaintiffs sought to recover damages in excess of $50 million including (i) past and future costs of abating lead-based paint from housing owned by New York City and the New York City Housing Authority (Housing Authority); (ii) other costs associated with dealing with the presence of lead-based paint in that housing and privately-owned housing; and (iii) any amounts paid by the City or the Housing Authority to tenants because of injuries caused by the ingestion of lead-based paint. Plaintiffs also seek punitive damages and attorney's fees. As a result of various court rulings, the plaintiffs' only remaining claims are for fraud and restitution and indemnity. Recently, two stipulated dismissals have further narrowed the case. The City of New York and the New York City Health and Hospitals Corporation entered into a stipulated order dismissing with prejudice all of their pending claims against ARCO and the other defendants. The remaining plaintiff, the Housing Authority, then entered into another stipulated order dismissing its claims as to all the Housing Authority properties except for two housing projects. The Housing Authority initially sought relief for 322 housing projects.

  On January 24, 1996, ARCO (as successor to IS&R) was added as a defendant to a class action suit pending in the United States District Court for the Southern District of New York, German, et al. v. Federal Home Loan Mortgage Corp., et al. (Case No. 93 Civ 6941), by plaintiff intervenors Naquan and Naiya Thomas, minors, and their mother and guardian Kaii Henry. The complaint in intervention names as defendants, in addition to ARCO, eight alleged former processors of lead pigment and lead paint, the LIA, the City of New York and its Housing Authority, and the owner of the building where plaintiffs reside. Plaintiffs seek on behalf of themselves, and a purported class of children under seven and pregnant women residing in dwellings in the City of New York containing or presumed to contain lead paint, injunctive relief from all defendants including orders to abate lead paint and to contribute to court-administered funds to pay for abatement and medical monitoring and treatment. The complaint alleges causes of action against the lead pigment defendants and the LIA for negligence, strict product liability, fraud and misrepresentation, breach of express and implied warranty, nuisance, conspiracy, concert of action, and enterprise and market share liability. The City of New York, its Housing Authority, and the owner of the building where plaintiffs reside have filed cross-claims against ARCO, the other alleged former processors of lead pigment and paint, and the LIA seeking indemnification against or contribution toward any liability they (cross-claimants) may have to plaintiffs. On
November 12, 1998, the court dismissed without prejudice the claims in this lawsuit brought against the lead pigment manufacturers, including ARCO. The court ruled that the claims against the pigment manufacturers should not have been joined to this lawsuit.

  On November 25, 1998, ARCO (as successor to IS&R) was named as a defendant in a purported class action suit, Sabater, et al. v. Lead Industries Association, et al. (Case No. 25533/98), filed in the Supreme Court of the State of New York for the County of Bronx by the mothers of four minor plaintiffs. The complaint also names the LIA and eight former lead pigment/paint manufacturers. The plaintiffs seek, on behalf of themselves and a purported class of children age six and under residing in dwellings in the City of New York containing or presumed to contain lead paint, compensatory damages and injunctive relief from all defendants, including orders requiring defendants to contribute to a court-administered fund to pay for (i) notification to class members of the dangers of lead-based paint, (ii) abatement of properties where class members reside and to pay for temporary relocation during abatement, (iii) medical monitoring, including screening, testing, diagnosing, and treating of class members, and (iv) attorney fees. The complaint alleges causes of action against the defendants for negligence, strict products liability, conspiracy, concert of action, and enterprise and market share liability.

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

  In 1993, natural gas royalty owners filed an action in Zapata County, Texas titled Stanley Marshall, et al. v. ARCO (Case No. 3217). The plaintiffs claimed breach of lease, breach of Texas Railroad Commission rules and regulations, conversion, and fraud. On September 8, 1997, a jury found in favor of the plaintiffs and on March 19, 1998, the trial court entered the Second Modified Judgment on the verdict awarding $3.8 million in actual damages, $50 million in exemplary damages, $13.4 million in attorney's fees and $1.7 million in pre-judgment interest. ARCO has appealed this judgment to the Court of Appeals for the Fourth District of Texas in San Antonio.

  On June 7, 1994, a purported class action was filed by several individuals in United States District Court in Pittsburgh, Pennsylvania against ARCO and Babcock & Wilcox Company (B & W) on behalf of persons "estimated to be in the thousands" who lived or worked in Apollo and Parks Township, Pennsylvania, and areas downwind of those places, from 1957 to the present. The suit, Hall, et al. v. Babcock & Wilcox Company, et al. (Case No. 94-0951), claims that the plaintiffs and alleged class members were exposed to releases of radioactive and other toxic substances from two nuclear materials processing facilities that have contaminated the air, soil, and surface and ground water in those communities. The suit seeks damages for death and personal injury, diminution in property values, costs of decontamination of property, injunctive relief requiring defendants to establish a fund for medical monitoring, and punitive damages. ARCO has been sued as the former owner of Nuclear Materials and Equipment Corporation (NUMEC), the original owner and operator of the Apollo and Parks Township facilities from March 1967 to November 1971. On
September 17, 1998, the jury in a trial of eight "test-case" plaintiffs' claims returned a verdict of $33.7 million jointly and severally against ARCO and B & W and another $2.8 million just against B & W. On September 24, 1998, these eight test-case plaintiffs withdrew their claim for punitive damages against ARCO. ARCO and B & W have filed motions for judgment in their favor or for a new trial. The claims of other plaintiffs remain for trial or other disposition.

  On April 13, 1995, a lawsuit was filed in United States District Court for the Central District of California titled ARCO, et al. v. UNOCAL (Case No. 95-2379-KMW-JRx). ARCO and five other refiners sought a declaration that UNOCAL's U.S. Patent No. 5,288,393 (the '393 patent) is invalid and unenforceable. The '393 patent purports to cover a substantial portion of the reformulated gasoline compositions that were required by the State of California when the Phase II regulations of the California Air Resources Board (CARB) went into effect in March 1996. In the same lawsuit, UNOCAL filed a claim for infringement of the '393 patent against ARCO and the five other refiners. On July 15, 1997, the first phase of trial commenced and on October 14, 1997, the jury found in UNOCAL's favor on the issues of whether ARCO and the other refiners had infringed the '393 patent and whether that patent is valid. The jury also found that ARCO had produced approximately 149 million gallons of infringing gasoline during the first five months of production. On November 3, 1997, the jury found that each refiner owed UNOCAL $.0575 for each gallon of gasoline that infringed on UNOCAL's patent. On September 29, 1998, the court issued a judgment in favor of UNOCAL for $10.3 million (including prejudgment interest) against ARCO for infringing gallons during the first five months of production and for $1.5 million joint and several against ARCO and the other five refiners for UNOCAL's attorneys fees. ARCO and the other five refiners have appealed the decision to the Court of Appeals for the Federal Circuit.

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

  On May 6, 1998, two purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County, Squyres v. Barry, et al. (Case No. 16357NC) and McMullen v. Union Texas Petroleum, et al. (Case
No. 16358NC), against Union Texas Petroleum Company (UTP), individual directors of UTP, Kohlberg Kravis Roberts and Co. (KKR), and ARCO relating to ARCO's acquisition and merger of UTP. On July 28, 1998, a purported class action was filed in the United States District Court for the Central District of California, Squyres v. Whitmire, et al. (Case No. 98-6085), against the same defendants, except ARCO. The suits are brought by individual shareholders of UTP on behalf of all holders of UTP common stock and seek rescission of the transaction, damages for the allegedly inadequate consideration being paid by ARCO for the UTP shares, and attorneys' fees and costs. In the Delaware actions, the plaintiffs assert that the individual director defendants and KKR, as UTP's largest shareholder, breached fiduciary duties to other shareholders and that ARCO aided and abetted the alleged breach of duty. In the California case, the plaintiffs allege that the defendants violated the Securities Exchange Act of 1934.

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

Environmental Proceedings

  As discussed under the caption "Environmental Matters," ARCO is currently participating in environmental assessments and cleanups at numerous operating and non-operating sites under Superfund and comparable state laws, RCRA, and other state and local laws and regulations, and pursuant to third party indemnification requests, and is the subject of material legal proceedings relating to certain of these sites. See "Environmental Matters--Material Environmental Litigation," beginning on page 14.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                               ----------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  SEC rules require the designation by the company of its officers who are deemed "executive officers" for purposes of the proxy rules and insider reporting rules. The employees named below are ARCO's executive officers as of February 22, 1999. Designations for operating units have changed over time; names given are those in effect at time position was held.

-----------------------------------------------------------------------------------------------
  Mike R. Bowlin, 56            Mr. Bowlin has been Chairman of the Board of ARCO since July
  Chairman of the Board         1995, Chief Executive Officer since July 1994, and a director
  and Chief Executive           since June 1992. He served as President (June 1993-January
  Officer                       1998), an Executive Vice President (June 1992-May 1993) and a
                                Senior Vice President of ARCO (August 1985-June 1992), President
                                of ARCO International Oil and Gas Company (November 1987-June
                                1992), President of ARCO Coal Company (August 1985-July 1987), a
                                Senior Vice President of International Oil and Gas Acquisitions
                                (July 1987-November 1987), a Vice President of ARCO (October
                                1984-July 1985) and a Vice President of ARCO Oil and Gas Company
                                (April 1981-December 1984). He has been an officer of the
                                company since 1984.
-----------------------------------------------------------------------------------------------
  Michael E. Wiley, 48          Mr. Wiley has been President and Chief Operating Officer of ARCO
  President and Chief           since October 1998. He was an Executive Vice President of ARCO
  Operating Officer             (March 1997-September 1998) and a director (June 1997-May 1998).
                                He served as Chief Executive Officer of Vastar (January 1994-
                                March 1997) and President (September 1993-March 1997). Prior to
                                the formation of Vastar, he was Senior Vice President of ARCO
                                (June 1993-June 1994), President of ARCO Oil and Gas Company
                                (June-October 1993) and Vice President of ARCO and Manager of
                                ARCO Exploration and Production Technology (1991-1993). He has
                                been an officer of the company since 1997. He also serves as
                                Chairman of the Board of Vastar.
-----------------------------------------------------------------------------------------------
  Marie L. Knowles, 52          Mrs. Knowles has been an Executive Vice President and the Chief
  Executive Vice President      Financial Officer of ARCO since July 1996. She was a director of
  and Chief Financial           ARCO (July 1996-May 1998). She served as a Senior Vice President
  Officer                       of ARCO and President of ARCO Transportation Company (June 1993-
                                July 1996), Vice President and Controller of ARCO (July 1990-May
                                1993), Vice President of Finance, Control and Planning of ARCO
                                International Oil and Gas Company (July 1988-July 1990), and
                                Assistant Treasurer of Banking of ARCO (October 1986-July 1988).
                                She has been an officer of the company since 1990. She also serves as a Director of Vastar.
-----------------------------------------------------------------------------------------------
  J. Kenneth Thompson, 47       Mr. Thompson has been an Executive Vice President of ARCO since
  Executive Vice President      January 1998. He was a Senior Vice President of ARCO and
                                President of ARCO Alaska, Inc. (June 1994-January 1998). He was
                                a Vice President of ARCO and a Vice President of ARCO
                                Exploration and Production Technology (June 1993-June 1994) and
                                a Senior Vice President, Western District of ARCO Oil and Gas
                                Company (January 1990-June 1993). He has been an officer of the company since 1993.
-----------------------------------------------------------------------------------------------
  Donald R. Voelte, Jr., 46     Mr. Voelte has been an Executive Vice President since October
  Executive Vice President      1998. He served as a Senior Vice President of ARCO (April 1997-
                                September 1998). He previously worked for the Mobil Corporation for 22 years. His most recent position was President of Mobil
                                Oil Company's New Exploration and Producing Ventures (1994-April
                                1997). He has been an officer of the company since 1997.
-----------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Terry G. Dallas, 48       Mr. Dallas has been a Senior Vice President of ARCO since
  Senior Vice President     November 1996 and Treasurer since January 1994. He was a Vice
  and Treasurer             President of ARCO (June 1993-November 1996), the Vice President,
                            Corporate Planning (June 1993-January 1994), and Assistant
                            Treasurer, Corporate Finance of ARCO (1990-1993) and Manager,
                            Finance, Control and Planning, ARCO British, Ltd. (1988-1990).
                            He has been an officer of the company since 1993. He also serves as a Director of Vastar.
---------------------------------------------------------------------------------------------
  John H. Kelly, 44         Mr. Kelly has been a Senior Vice President, Human Resources of
  Senior Vice President     ARCO since January 1997. He was Vice President, Human Resources of ARCO (June 1993-January 1997). He served as Vice President,
                            Human Resources of ARCO Oil and Gas Company (August 1991-June
                            1993). He has been an officer of the company since 1993.
---------------------------------------------------------------------------------------------
  Kevin O. Meyers, 44       Mr. Meyers has been a Senior Vice President of ARCO since July
  Senior Vice President     1998 and President of ARCO Alaska, Inc. since February 1998. He was Senior Vice President, Prudhoe Bay Unit of ARCO Alaska, Inc.
                            (January 1996-January 1998) and the Vice President, Engineering
                            and Technology of ARCO International Oil and Gas Company
                            (February 1994-December 1995). He has been an officer of the company since 1998.
---------------------------------------------------------------------------------------------
  Roger E. Truitt, 53       Mr. Truitt has been a Senior Vice President of ARCO and
  Senior Vice President     President of ARCO Products Company since November 1997. He was
                            Senior Vice President, Asia Region, ARCO International Oil and
                            Gas Company (November 1994-November 1997), a Senior Vice
                            President of ARCO Products Company (January 1994-November 1994)
                            and a Vice President of ARCO International Oil and Gas Company
                            (December 1991-December 1993). He has been an officer of the company since 1997.
---------------------------------------------------------------------------------------------
  Bruce G. Whitmore, 54     Mr. Whitmore has been the Senior Vice President, General Counsel
  Senior Vice President,    and Corporate Secretary of ARCO since December 1994. He served
  General Counsel and       as Vice President and General Counsel of ARCO Chemical Company
  Corporate Secretary       (October 1990-December 1994) and as Associate General Counsel,
                            Finance and Corporate Affairs of ARCO (June 1986-September
                            1990). He has been an officer of the company since 1994.
---------------------------------------------------------------------------------------------
  Allan L. Comstock, 55     Mr. Comstock has been a Vice President and Controller of ARCO
  Vice President and        since June 1993. He was a Vice President of ARCO Chemical
  Controller                Company (October 1989-June 1993) and General Auditor of ARCO
                            (November 1985-October 1989). He has been an officer of the company since 1993.
---------------------------------------------------------------------------------------------
  Dennis D. Schiffel, 55    Mr. Schiffel has been the Vice President, Corporate Planning of
  Vice President            ARCO since November 1998. He was the Vice President, Investor
                            Relations, of ARCO (1996-1998), the Vice President, Finance,
                            Planning and Control of ARCO International Oil and Gas Company
                            (1992-1996). He has been an officer of the company since 1998.
---------------------------------------------------------------------------------------------
  Beverly L. Thelander, 43  Ms. Thelander has been the Vice President, Communications,
  Vice President            Public Affairs and Investor Relations since November 1998. She served as Vice President of Wholesale Marketing, Distribution
                            and Supply for ARCO Products Company (September 1996-October
                            1998), Vice President of Finance, Planning and Control of ARCO
                            Transportation Company (January 1994-August 1996), and
                            Controller of ARCO Products Company (October 1991-December
                            1993). She has been an officer of the company since 1998.
---------------------------------------------------------------------------------------------

                          DESCRIPTION OF CAPITAL STOCK

  The following description of the company's capital stock is included in order to facilitate incorporation by reference of such description in filings by the company under the federal securities laws.

  Certain statements under this heading are summaries of provisions of the Re-stated Certificate of Incorporation of ARCO, dated June 27, 1994, and do not purport to be complete. The summaries make use of certain terms defined in the Certificate of Incorporation and are qualified in their entirety by reference thereto.

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

                     Capital stock as of December 31, 1998
--------------------------------------------------------------------------------

                                                         Shares      Shares
                                                       Authorized  Outstanding
                                                       ----------- -----------
  $3.00 Preference Stock..............................      78,089      51,608
  $2.80 Preference Stock..............................     833,776     573,336
  Preferred Stock.....................................  75,000,000          --
  Common Stock........................................ 600,000,000 321,315,367*

 --------
 * Excludes treasury stock.

  Certain Open Market Stock Purchases. Pursuant to the 1985 Executive Long-Term Incentive Plan, as amended through February 22, 1999 (the LTIP), officers and key employees are eligible to receive shares of Common Stock upon exercises of stock options, surrender of dividend share credits, and upon grants of Restricted Stock. Pursuant to the compensation program for outside directors, effective January 1, 1998, outside directors are eligible to receive shares of Common Stock upon grants of Restricted Stock, including Restricted Stock granted in lieu of some or all of their cash compensation for serving as directors and in connection with the termination of the Outside Directors Retirement Plan. Pursuant to the company's Capital Accumulation Plans, employees are eligible to receive Common Stock in satisfaction of employer and employee contributions thereunder. ARCO may satisfy these obligations by issuing new shares of Common Stock. From time to time ARCO may also purchase Common Stock on the open market and contribute it to treasury to provide for current and future obligations to deliver Common Stock under each of these plans; in addition, ARCO may purchase Common Stock on the open market and contribute it to treasury in satisfaction of its obligations upon conversion of the $3.00 Preference Stock and the $2.80 Preference Stock.

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

  Conversion Rights. Each share of $3.00 Preference Stock is convertible, at the option of the holder, into 13.6 shares of Common Stock of the company at any time, and each share of $2.80 Preference Stock is convertible, at the option of the holder, into 4.8 shares of Common Stock of the company at any time. These conversion rates are subject to adjustment as set forth in the Certificate of Incorporation. Shares of Preferred Stock would be convertible, if at all, on such terms as would have been designated by the Board of Directors.

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

  The holders of Preferred Stock, if any, would have such voting rights, if any, as would have been designated by the Board.

  Redemption Provisions. The $3.00 Preference Stock is redeemable at the option of the company as a whole or in part at any time on at least thirty days' notice at $82 per share plus accrued dividends to the redemption date. The $2.80 Preference Stock is redeemable at the option of the company as a whole or in part at any time on at least thirty days' notice at $70 per share plus accrued dividends to the redemption date. The holders of Preferred Stock, if any, would have such redemption provisions, if any, as would have been designated by the Board.

  Liquidation Rights. In the event of liquidation of the company, the holders of $3.00 Preference Stock and holders of $2.80 Preference Stock will be entitled to receive, before any payment to holders of Common Stock, $80 per share and $70 per share, respectively, together in each case with accrued and unpaid dividends. Shares of $3.00 Preference Stock and shares of $2.80 Preference Stock will rank on a parity as to assets of the company upon its liquidation. Subject to the rights of creditors and the holders of $3.00 Preference Stock and $2.80 Preference Stock, the holders of Common Stock are entitled pro rata to the assets of the company upon its liquidation. The holders of Preferred Stock, if any, would have such liquidation rights, if any, as would have been designated by the Board.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                                             1998                                1997
                            -------------------------------------- ------------------------------------
                              4th      3rd       2nd        1st      4th      3rd        2nd      1st
                            -------- -------- ---------- --------- -------  -------   --------- -------
  Common Stock:
   Market price per share
     High.................  $72 7/16 $81 5/16 $82 1/4    $84 11/16 $87 1/4  $86 15/16 $75 5/8   $69 3/8
     Low..................  $62 7/8  $56 1/4  $74        $70 3/8   $74      $67 3/8   $63 11/16 $62 3/16
   Cash dividends per
    share.................  $0.7125  $0.7125  $0.7125    $0.7125   $0.7125  $0.7125   $0.7125   $0.6875
  $3.00 Cumulative
   Convertible Preference
   Stock:
   Market price per share
     High.................  $900     $ --     $1,047 1/8 $ --      $1,040   $ --      $977 1/2  $864 1/2
     Low..................  $900     $ --     $1,006 1/2 $ --      $1,040   $ --      $930      $864 1/2
   Cash dividends per
    share.................  $0.75    $0.75    $0.75      $0.75     $0.75    $0.75     $0.75     $0.75
  $2.80 Cumulative
   Convertible Preference
   Stock:
   Market price per share
     High.................  $340     $386 1/2 $388 3/4   $392      $408     $408      $361 3/4  $330
     Low..................  $310     $288     $355       $346 1/4  $362 1/2 $331 3/16 $307      $300
   Cash dividends per
    share.................  $0.70    $0.70    $0.70      $0.70     $0.70    $0.70     $0.70     $0.70

  Prices in the foregoing table are from the New York Stock Exchange composite tape. On February 22, 1999 the high price per share was $57 1/4 and the low price per share was $56.

  As of December 31, 1998, the approximate number of holders of record of Common Stock of ARCO was approximately 81,700. The principal markets in which ARCO's Common Stock is traded are listed on the cover page.

  The quarterly dividend rate for Common Stock was increased to $0.7125 per share effective June 13, 1997. On January 25, 1999, a dividend of $0.7125 per share was declared on Common Stock, payable on March 15, 1999 to stockholders of record on February 15, 1999. Future cash dividends will depend on earnings, financial conditions and other factors; however, the company presently expects that dividends will continue to be paid.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for ARCO:


                                               Years Ended December 31,
                                      ------------------------------------------
  (Restated except for net income     1998(1)(2) 1997(1)  1996   1995(3) 1994(4)
  and cash dividends)                 ---------- ------- ------- ------- -------
                                         (Millions except per share amounts)
  Sales and other operating
   revenues.........................   $10,303   $14,340 $14,094 $10,995 $11,132
  Income (loss) from continuing
   operations.......................      (655)    1,331   1,261     685     514
  Earnings (loss) per share from
   continuing operations (basic)(5).     (2.05)     4.14    3.92    4.27    2.85
  Earnings (loss) per share from
   continuing operations
   (diluted)(5)(6)..................     (2.05)     4.07    3.86    4.22    2.81
  Net income........................       452     1,771   1,663   1,376     919
  Cash dividends per common
   share(5).........................      2.85     2.825    2.75    2.80    2.75
  Total assets......................    25,199    22,425  22,703  20,934  21,415
  Long-term debt and capital lease
   obligations......................     4,332     3,619   4,745   5,813   6,293

 --------
 (1) See Notes 6 and 7 of Notes to Consolidated Financial Statements regarding restructuring costs and an extraordinary item in 1997.
 (2) Includes $925 million after tax impairment of oil and gas properties.
 (3) Dividends include a $0.05 per share redemption payment for Common Stock purchase rights.
 (4) Includes after-tax gain of $273 million from issuance of stock by Vastar Resources, Inc. and a $210 million after-tax charge for the costs associated with the elimination of approximately 2,400 positions company wide.
 (5) Restated for the effect of 100% stock dividend issued June 13, 1997.
 (6) No dilution assumed for 1998 due to antidilutive effect on loss from continuing operations.

ITEMS 7. AND 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS and FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial Statement Schedule

 Schedule
   No.                                                                    Page
   ---                                                                    ----
          Independent Accountants' Report...............................   30
          Financial Statements:
            Consolidated Statement of Income............................   35
            Consolidated Balance Sheet..................................   38
            Consolidated Statement of Cash Flows........................   39
            Consolidated Statement of Changes in Stockholders' Equity...   43
            Notes to Consolidated Financial Statements..................   46
            Supplemental Information....................................   60
          Supporting Financial Statement Schedule Covered by the
           Foregoing Independent Accountants' Report:
   II       Valuation and Qualifying Accounts...........................   72

  Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  Financial statements with respect to unconsolidated subsidiaries and 50% owned companies are omitted per Rule 3-09(a) of Regulation S-X.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Atlantic Richfield Company

  In our opinion, the consolidated financial statements listed in the accompanying index appearing on pages 35, 38, 39 and 43 present fairly, in all material respects, the financial position of Atlantic Richfield Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page 72 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

                                          PricewaterhouseCoopers LLP

Los Angeles, CA
February 12, 1999

                                                                            ARCO

                               OPERATING REVIEW


                             [PHOTO APPEARS HERE]

During 1998, ARCO took the following actions in line with its strategy to focus on the oil and gas business: (1) sold its interest in ARCO Chemical Company and its U.S. coal assets; (2) completed a tender offer for all of the common stock of Union Texas Petroleum Holdings, Inc. (UTP), which strengthened its presence in the North Sea, Indonesia, Venezuela, and Alaska; and (3) enhanced its position in the Gulf of Mexico by swapping its heavy oil properties in California for assets in the Gulf.

          The Operating Review that follows explains the major changes in ARCO's key businesses as related to prices, production volumes, sales, and expenses for the years 1998 and 1997. Discontinued operations, unallocated expenses, and other operations, which include Lower 48 pipelines and aluminum, are also examined. The consolidated results of these operations are examined in relation to the Consolidated Statement of Income on page 35.

                                                                            ARCO

RESULTS OF SEGMENT OPERATIONS

Exploration & Production

Millions                                             1998      1997     1996
------------------------------------------------------------------------------
Net income (loss)                                   $ (616)   $1,347   $1,329
Special items charge (benefit)                       1,002         -       (7)
                                                   ---------------------------
Operating results                                   $  386    $1,347   $1,322
                                                   ===========================


ARCO's goal is to increase its international production significantly, stabilize production in Alaska after 1999, and increase its Lower 48 production modestly. During 1998, ARCO's total production on an oil-equivalent barrel basis grew to 1,008,700 barrels per day (b/d), and international production to 285,300 b/d.

     ARCO's exploration & production operating results in 1998 were significantly impacted by lower crude oil prices and, to a lesser extent, higher exploration expenses. The impact of lower natural gas prices was essentially offset by increased natural gas production. The former UTP properties purchased at the end of the second quarter of 1998 contributed to a 4% increase in production volumes for the year and a 12% increase for the fourth quarter, compared to fourth quarter 1997. The added revenues from that production were more than offset by the depreciation, depletion, and amortization (DD&A), which included the allocated purchase price, and the operating costs associated with those properties.

     In 1998, special items included after-tax charges of $925 million for the impairment of oil and gas properties, including $507 million related to former UTP properties. See page 37 of the "Results of Consolidated Operations" for a further discussion of the impairment included in DD&A. Special items also included after-tax charges of $107 million primarily for employee termination costs associated with restructuring. These charges were partially offset by tax-related benefits of approximately $30 million.

     In 1997, higher natural gas prices and continued growth in international natural gas volumes improved operating results. These factors were partially offset by higher operating and DD&A expenses associated with increased production, and higher exploration expense.

Petroleum Liquids Production

Barrels/day - net                                  1998      1997      1996
------------------------------------------------------------------------------
Prudhoe Bay*                                      175,300   198,500   210,800
Kuparuk River                                     123,000   128,200   130,500
Other Alaska*                                      48,400    50,500    51,400
Lower 48, including Vastar                        180,900   180,700   171,800
International                                     130,400    82,600    66,100
                                                 -----------------------------
Total                                             658,000   640,500   630,600
                                                 =============================

* Includes NGLs

     In 1998, increased petroleum liquids production primarily reflected 36,700 barrels per day contributed by the former UTP properties, partially offset by natural field decline in Alaskan fields.

Average Petroleum Liquids Sales Prices
------------------------------------------------------------------------------
per barrel

                           [BAR GRAPH APPEARS HERE]

               U.S., including Vastar             International
                      $ 7.50                         $ 7.50
     98               $ 9.43                         $11.07
     97               $15.63                         $18.20
     96               $16.07                         $19.02

     In a transaction consummated in October 1998, ARCO exchanged California heavy crude oil properties producing approximately 37,000 barrels per day for Gulf of Mexico exploration acreage and producing properties, which were transferred to Vastar Resources, Inc. (Vastar). Production from the Gulf properties is expected to average 180 million cubic feet of gas equivalent per day, net of divestitures, in 1999.

     ARCO has begun development of the Tarn and Alpine fields and other satellite discoveries. Alpine and the satellite discoveries will help stabilize production in Alaska after 1999.

     In 1997, increased petroleum liquids production in the Lower 48 partially offset a net decrease in production from Alaskan fields, primarily Prudhoe Bay. The 25% increase in international petroleum liquids production reflected increased contributions from Algeria and Qatar along with new production from interests in Tunisia and Kazakhstan. These volumes were partially offset by natural field decline in Indonesia. The overall increase in petroleum liquids production offset the decline in average petroleum liquids prices.

Natural Gas Production

Million cubic feet/day - net                            1998    1997    1996
------------------------------------------------------------------------------
U.S., including Vastar                                  1,175   1,066   1,044
                                                       =======================
International
  United Kingdom                                          369     368     330
  Indonesia                                               293     314     311
  Indonesia LNG                                            98       -       -
  China                                                   133     142      69
  Other                                                    36      20      20
                                                       -----------------------
Total International                                       929     844     730
                                                       =======================

     The 1998 growth in international natural gas production primarily reflected 167 million cubic feet per day (mmcf/d) contributed from former UTP properties, partially offset by declines of approximately 80 mmcf/d associated with ARCO's other properties, primarily a 53 mmcf/d decline from Indonesia. Indonesian volumes fell due to the severe effect of the Asian financial crisis on Indonesia's economy.

RESULTS OF SEGMENT OPERATIONS
                                                                            ARCO

Average Natural Gas Sales Prices
------------------------------------------------------------------------------
per thousand cubic feet

                           [BAR GRAPH APPEARS HERE]

               U.S., including Vastar             International
                       $1.50                          $1.50
     98                $1.82                          $2.54
     97                $2.04                          $2.64
     96                $1.80                          $2.54

     In 1997, international natural gas production increased 16%, reflecting increased production from the Yacheng 13 field in the South China Sea and from fields in the United Kingdom.

Refining & Marketing

Millions                                                1998    1997    1996
------------------------------------------------------------------------------
Net income                                              $ 281   $ 325   $ 287
Special items charge (benefit)                              -      38      12
                                                       -----------------------
Operating results                                       $ 281   $ 363   $ 299
                                                       =======================

ARCO's goal is to increase the profitability and market share of its refining & marketing operations. In 1998, ARCO expanded the refining & marketing cost reduction program which was initiated in 1997. In 1998, a special items charge of $13 million for personnel reductions associated with the cost reduction program was offset by favorable legal settlements. The 1997 special items charge primarily related to personnel reductions associated with the cost reduction program.

     The decline in operating results in 1998 primarily resulted from lower light product margins. Jet fuel imports from Asia into the West Coast marketing area led to changes in product mix for refineries on the West Coast. This change increased the supply of gasoline and diesel, causing margins to decline as gasoline and diesel prices fell more than crude oil prices during the year.

     The 1998 net income includes approximately $20 million associated with the recognition of part of the deferred pre-tax gain on the sale of ARCO's chemical interest. (See "Gain on Disposition of Discontinued Operations" on page 34.)

     In 1997, improved operating results for ARCO's refining & marketing operations reflected higher margins and sales volumes. Increased sales volumes more than offset the higher operating and selling expenses.

Petroleum Products Sales

Thousand barrels/day                                     1998    1997    1996
------------------------------------------------------------------------------
Gasoline                                                308.7   281.9   266.4
Jet                                                     102.8   117.3   117.0
Distillate                                               80.6    76.6    69.0
Other                                                    72.7    68.0    80.7
                                                       -----------------------
Total                                                   564.8   543.8   533.1
                                                       =======================

     ARCO has had steady growth in sales volumes over the past three years. In order to support its growing market volumes, refined products were purchased from third parties to supplement ARCO's refinery production in 1997 and 1998. Margins on the sale of purchased products are lower than on products produced. The decline in jet fuel sales reflected both a change in the production mix and a turnaround at ARCO's Cherry Point refinery in the third quarter of 1998. The higher volume of other sales in 1996 reflected the sale of intermediate products, produced in larger quantity as a result of turnarounds that limited gasoline production.

Other Operations

Millions                                                1998     1997    1996
------------------------------------------------------------------------------
Net income                                             $ 111    $  82   $  87
Special items charge (benefit)                            (8)       7       6
                                                      ------------------------
Operating results                                      $ 103    $  89   $  93
                                                      ========================

Results from ARCO's other operations included the earnings from Lower 48 pipeline operations and an aluminum rolling facility. The increase in 1998 earnings, compared to 1997 and 1996, primarily reflected improved operating results from the 50%-owned Seaway pipeline joint venture in the midcontinent.

     The 1998 special items included gains from pipeline asset sales, partially offset by pipeline restructuring charges. The 1997 special items included restructuring charges for Lower 48 pipeline operations. The 1996 special items included a net after-tax charge for the writedown of ARCO's interest in the Point Arguello Pipeline, partially offset by a gain on a pipeline sale.

Unallocated Items

Millions                                             1998      1997      1996
------------------------------------------------------------------------------
Unallocated net expense                              $(228)    $(177)   $ (54)
Interest expense                                      (203)     (246)    (388)
Income from discontinued operations                    179       267      402
Gain on disposition of discontinued operations         928       291        -
Extraordinary loss on extinguishment of debt             -      (118)       -
                                                    --------------------------
Total                                                $ 676     $  17    $ (40)
                                                    ==========================

RESULTS OF SEGMENT OPERATIONS

                                                                            ARCO

In 1998, unallocated net expense primarily included charges of $143 million after tax for future environmental remediation, charges of $48 million after tax for restructurings, and interest revenue.

     In 1997, unallocated net expense primarily included charges of $179 million after tax for future environmental remediation and reclamation, charges of $11 million after tax for restructurings, tax benefits related to affiliate stock transactions and interest revenue.

     The environmental charges in 1998 and 1997 related both to current operations and natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations. The adoption of a new environmental accounting standard was also included in the 1997 charges.

     In 1998, the decrease in after-tax interest expense included interest on a tax refund of $94 million. In 1997, the decrease in after-tax interest expense included reversals of reserves for tax-related interest of $89 million.

Extraordinary Loss On Extinguishment of Debt

The company incurred a loss of $192 million before tax, or $118 million after tax, on early retirement of long-term debt during 1997. The early retirements resulted in a pretax reduction in interest expense of approximately $100 million in 1998.

Gain on Disposition of Discontinued Operations

ARCO Chemical

In July 1998, ARCO sold its entire interest in ARCO Chemical to Lyondell Petrochemical Company (Lyondell), an unrelated third party following the disposition discussed below, for $4.6 billion. After deferral of $313 million of the pretax gain as discussed below, ARCO recorded a net after-tax gain of $1.1 billion.

     Previously, the company entered into a 10-year purchase agreement with ARCO Chemical providing for the delivery of fixed quantities of methyl tertiary butyl ether (MTBE) at a fixed price approximating the then-market price. Over the last several years the spot market price of MTBE has declined; however, provision for loss on the contract was not necessary since ARCO Chemical was a consolidated, majority-owned subsidiary of the company.

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

     The deferral will be amortized over the remaining term of the contract on a straight-line basis. The amortization and recognition of imputed interest will have a net favorable impact of approximately $10 million after tax per quarter on earnings of the refining and marketing segment through the end of the contract in 2001.

Coal

In June 1998, for a consideration of approximately $1.1 billion, ARCO disposed of its U.S. coal operations in a transaction with Arch Coal (Arch). Operations disposed of included the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. The Colorado and Utah mines were sold outright. ARCO contributed its Wyoming coal operations and Arch transferred various of its coal operations into a new joint venture that is 99% owned by Arch and 1% owned by ARCO.

     As of February 1999, ARCO has sold its interests in two Australian coal mines. ARCO sold its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture and has recorded a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets. The recognition of the disposition of U.S. operations has been deferred (by reducing net assets of discontinued operations) until the disposition of the remaining Australian coal assets is completed and the actual loss can be determined.

UTP Petrochemical

At the time of the UTP acquisition, ARCO determined the UTP petrochemical operations would be divested as soon as possible. Accordingly, $33 million after tax has been accrued as the estimated loss on disposal of the petrochemical assets.

Lyondell

In September 1997, all of ARCO's 9% Exchangeable Notes due September 15, 1997, with an outstanding principal amount of $988 million, were redeemed with Lyondell common stock owned by ARCO. ARCO then sold its remaining Lyondell shares in a privately negotiated transaction. ARCO realized an aggregate pretax gain of $633 million, or $291 million after tax, on the two transactions.

Income From Discontinued Operations


Net income (loss) - millions                            1998    1997    1996
------------------------------------------------------------------------------
ARCO Chemical                                           $ 170   $  92   $ 288
Coal operations                                             9      56      60
Lyondell                                                    -     119      54
UTP petrochemical operations                                -       -       -
                                                       -----------------------
Total                                                   $ 179   $ 267   $ 402
                                                       =======================

See Note 4 to Consolidated Financial Statements regarding discontinued operations.

                                                                            ARCO

CONSOLIDATED STATEMENT OF INCOME

                                                                          December 31,
Millions, except per share amounts                         1998      1997/(a)/    1996/(a)/
-------------------------------------------------------------------------------------------
REVENUES
Sales and other operating revenues                       $10,303      $14,340      $14,094
Other revenues                                               506          417          486
                                                        -----------------------------------
Total revenues                                            10,809       14,757       14,580
                                                        -----------------------------------
EXPENSES
Trade purchases                                            3,959        6,405        6,463
Operating expenses                                         2,735        2,654        2,268
Selling, general and administrative expenses                 772          816          737
Depreciation, depletion and amortization                   2,982        1,446        1,322
Exploration expenses (including undeveloped
  leasehold amortization)                                    629          508          413
Taxes other than income taxes                                506          640          683
Interest                                                     259          343          582
Restructuring costs                                          249           67           26
                                                        -----------------------------------
Total expenses                                            12,091       12,879       12,494
                                                        -----------------------------------
Income (loss) from continuing operations
  before income taxes, minority interest
  and extraordinary item                                  (1,282)       1,878        2,086
Provision (benefit) for taxes on income                     (651)         504          786
Minority interest in earnings of subsidiaries                 24           43           39
                                                        -----------------------------------
Income (loss) from continuing operations before
  extraordinary item                                        (655)       1,331        1,261
Income from discontinued operations, net of
  income taxes of $113 (1998), $74 (1997) and
  $155 (1996)                                                179          267          402
Gain on disposition of discontinued operations, net
  of income taxes of $1,620 (1998) and $342 (1997)           928          291            -
                                                        -----------------------------------
Income before extraordinary item                             452        1,889        1,663
Extraordinary loss on extinguishment of debt,
  net of income taxes of $74                                   -          118            -
                                                        -----------------------------------
Net income                                               $   452      $ 1,771      $ 1,663
                                                        ===================================
Earnings per share:
  Continuing operations
    Basic                                                $ (2.05)     $  4.14      $  3.92
    Diluted                                              $ (2.05)     $  4.07      $  3.86
  Net income
    Basic                                                $  1.40      $  5.51      $  5.17
    Diluted                                              $  1.40      $  5.41      $  5.09
Weighted average equivalent shares outstanding:
  Basic                                                    321.0        321.2        321.7
  Diluted                                                  321.0        327.4        326.5

(a) Restated for discontinued operations with no effect on net income.

See Notes on pages 46 through 59.

                                                                            ARCO

RESULTS OF CONSOLIDATED OPERATIONS

ARCO's 1998 operating results were down primarily because of lower crude oil prices along with higher exploration expenses. The lower crude oil prices reduced operating income by nearly $800 million.

     In 1997, ARCO's earnings increase primarily reflected higher natural gas prices and volumes, lower interest expense and higher refined product margins. Partially offsetting factors were higher DD&A and exploration expenses.

Earnings from Consolidated Operations

Millions                                          1998       1997       1996
------------------------------------------------------------------------------
Income from continuing operations                $ (655)    $1,331     $1,261
Special items (benefit) charge                    1,055         (2)         -
                                                ------------------------------
Operating results                                $  400     $1,329     $1,261
                                                ==============================
Special items after tax
------------------------------------------------------------------------------
Millions                                           1998       1997       1996
------------------------------------------------------------------------------
Impairment of oil and gas properties                925          -          -
Tax-related benefits                               (153)      (248)         -
Environmental charges                               145        184         19
Restructuring charges                               172         40         19
Other, net                                          (34)        22        (38)
                                                ------------------------------
Total (benefit) charge                           $1,055     $   (2)    $    -
                                                ==============================

Revenues

The decline in exploration & production revenues in 1998 resulted primarily from lower petroleum liquids prices and natural gas marketing activity. Effective September 1997, Vastar contributed certain of its natural gas marketing operations to a joint venture with Southern Energy, Inc. The joint venture is accounted for on the equity method. As a result of the transfer of those operations, the natural gas marketing sales and purchases volumes for 1998 were significantly lower compared to 1997 and 1996.

     The 1997 exploration & production revenues reflected higher natural gas production volumes and prices, partially offset by decreased natural gas marketing activity.

Sales and Other Operating Revenues

Millions                                          1998       1997       1996
------------------------------------------------------------------------------
Exploration & production                        $ 5,934    $ 9,548    $ 9,355
Refining & marketing                              5,484      6,856      6,940
Other operations                                    172        195        223
Intersegment eliminations                        (1,287)    (2,259)    (2,424)
                                               -------------------------------
Total                                           $10,303    $14,340    $14,094
                                               ===============================


Natural Gas Trade Sales and Purchases Volumes

Million cubic feet/day                             1998       1997       1996
------------------------------------------------------------------------------
Sales
  Marketing                                         427      1,804      2,049
  Production                                      2,104      1,910      1,774
                                                 -----------------------------
Total trade sales                                 2,531      3,714      3,823
Marketing purchases                                 497      1,865      2,132
                                                 =============================

     The decline in refining & marketing sales revenues in 1998 resulted from lower refined products prices, only partially offset by increased gasoline sales volumes. In 1997, increased refining and marketing sales volumes were more than offset by the expiration near the end of 1996 of a crude-oil-for-refined-product exchange agreement.

Other Revenues

Other revenues increased in 1998, primarily reflecting increased equity earnings from ARCO's pipeline operations and proceeds from pipeline asset sales. Other revenues declined in 1997 primarily because of less interest income on a lower average balance of short-term investments.

Expenses

In 1998, trade purchases were lower primarily as a result of lower crude oil prices and the transfer of Vastar's natural gas marketing operations to the Vastar-Southern Energy, Inc. joint venture. ARCO's 1997 trade purchases were lower, compared to 1996, primarily as a result of decreased natural gas marketing activity, partially offset by increased purchases of refined products.

     In 1998, operating expenses increased because of added expenses from UTP and a $91 million provision associated with the exchange of California heavy crude oil properties. Charges for

                             [PHOTO APPEARS HERE]

RESULTS OF CONSOLIDATED OPERATIONS
                                                                            ARCO

future environmental remediation and reclamation declined to $234 million before tax. Natural gas marketing delivery charges declined following the transfer of operations to the Vastar-Southern joint venture.

     In 1997, operating expenses included charges of $300 million before tax for future environmental remediation and reclamation and costs associated with increased production from Rhourde El Baguel in Algeria and other new field production.

     The environmental charges in 1998 and 1997 related both to current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations. In 1997, these charges also related to the adoption of a new environmental accounting standard.

     The increased DD&A included property, plant and equipment impairment writedowns of $1.4 billion ($794 million for former UTP properties) during 1998. The impairment amount was determined by performing an impairment test in accordance with Statement of Financial Accounting Standards No. 121. The prices used in estimating future cash flows were $15 per barrel in 1999, $16 per barrel in 2000 and $17 per barrel in 2001 and beyond. A discount rate of 10% was used. The impairment loss was included in DD&A in the Statement of Income. The impaired properties included former UTP properties in Pakistan, Venezuela and the U.K. North Sea, as well as other ARCO properties in California, the U.K. North Sea, North Africa and the Middle East. DD&A in 1998 also included the DD&A of former UTP operations in the third and fourth quarters of 1998. The higher DD&A in 1997 reflected new crude oil and natural gas production from international operations.

     In 1998 and 1997, ARCO's international exploration operations incurred increased geological and geophysical expense and dry hole costs. Vastar had higher exploration expenses of $35 million in 1998 primarily resulting from increased dry hole expense associated with deepwater drilling activity.

     Taxes other than income taxes decreased in 1998 and 1997 primarily as the result of the impact of lower crude oil prices and, to a lesser extent, lower volumes on U.S. production taxes.

     The decrease in interest expense in 1998 primarily reflected increased capitalized interest compared to 1997. In 1997, the reversal of reserves for tax-related interest which resulted from the partial resolution of certain federal and state income tax audits and reduction in long-term debt resulted in a decline in interest expense, compared to 1996.

     In 1998, $229 million of the restructuring charges related to costs of eliminating 1,212 positions specifically identified as of December 31, 1998. The entire 1997 charge was for personnel-related costs. See Note 7 to Consolidated Financial Statements regarding restructuring costs. In 1996, restructuring charges were final charges for previously reported personnel reductions, the majority of which were reported in 1994.

Income Taxes

The company had a tax benefit in 1998 reflecting the company's loss from continuing operations. The company had an effective tax rate of 26.8% in 1997 and 37.7% in 1996. The lower effective tax rate in 1997, compared to 1996, primarily reflected the net effect of affiliate stock transactions.


                             [PHOTO APPEARS HERE]

CONSOLIDATED BALANCE SHEET                                                  ARCO



                                                                       December 31,
Millions                                                             1998      1997/(a)/
----------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   657     $   434
  Short-term investments                                               260         222
  Accounts receivable                                                1,002         929
  Inventories                                                          475         456
  Prepaid expenses and other current assets                            317         204
                                                                  ---------------------
  Total current assets                                               2,711       2,245
                                                                  ---------------------
Investments and long-term receivables:
  Investments accounted for on the equity method                     1,235         763
  Other investments and long-term receivables                          831       1,820
                                                                  ---------------------
  Total investments and long-term receivables                        2,066       2,583
                                                                  ---------------------
Net property, plant and equipment                                   18,762      13,560
Net assets of discontinued operations                                  339       2,777
Deferred charges and other assets                                    1,321       1,260
                                                                  ---------------------
Total assets                                                       $25,199     $22,425
                                                                  =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                    $ 2,403     $ 1,456
  Accounts payable                                                     976         948
  Taxes payable                                                        634         308
  Long-term debt due within one year                                   399         164
  Other                                                              1,285         953
                                                                  ---------------------
  Total current liabilities                                          5,697       3,829
                                                                  ---------------------
Long-term debt                                                       4,332       3,619
Deferred income taxes                                                3,318       2,661
Dismantlement, restoration and reclamation                           1,058         966
Other deferred liabilities and credits                               2,955       2,430
Minority interest                                                      259         240
                                                                  ---------------------
Total liabilities                                                   17,619      13,745
                                                                  ---------------------
Stockholders' equity:
  Preference stocks                                                      1           1
  Common stock, $2.50 par value;
    shares issued 325,902,559 (1998), 322,719,890 (1997)
    shares outstanding 321,315,367 (1998), 320,369,895 (1997)          815         807
  Capital in excess of par value of stock                              863         640
  Retained earnings                                                  6,589       7,054
  Treasury stock                                                      (344)       (170)
  Accumulated other comprehensive income (loss)                       (344)        348
                                                                  ---------------------
Total stockholders' equity                                           7,580       8,680
                                                                  ---------------------
Total liabilities and stockholders' equity                         $25,199     $22,425
                                                                  =====================

(a) Restated for discontinued operations

See Notes on pages 46 through 59.

CONSOLIDATED STATEMENT OF CASH FLOWS                                        ARCO


                                                                           December 31,
Millions                                                    1998      1997/(a)/    1996/(a)/
--------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations            $  (655)     $ 1,213      $ 1,261
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization              1,535        1,446        1,322
      Impairment writedown                                  1,447            -            -
      Dry hole expense and undeveloped leasehold
        amortization                                          303          235          209
      Extraordinary loss on extinguishment of debt              -          118            -
      Income from equity investments                          (78)         (19)         (22)
      Dividends from equity investments                        37           26           29
      Noncash provisions greater (less) than cash
        payments                                              184           61         (203)
      Minority interest in earnings of subsidiaries            24           43           39
      Net gain on asset sales                                 (61)         (49)         (35)
      Deferred income taxes                                  (539)         112          (44)
      Changes in working capital accounts                     307          183          158
      Other                                                    58            2          (27)
                                                         -----------------------------------
    Net cash provided by operating activities               2,562        3,371        2,687
                                                         -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Union Texas Petroleum acquisition                        (2,707)           -            -
  Additions to fixed assets, including dry hole
    costs                                                  (3,551)      (2,655)      (1,854)
  Net proceeds from sale of ARCO Chemical and
    U.S. coal assets                                        3,988            -            -
  Net cash provided (used) by short-term investments          (33)         558          753
  Investment in/advances to LUKARCO                           (59)        (227)           -
  Investment in LUKOIL and Zhenhai securities                   -            -         (218)
  Proceeds from asset sales                                   207          182           47
  Investments and long-term receivables                      (242)        (202)        (115)
  Other                                                       (73)           6            4
                                                         -----------------------------------
  Net cash used by investing activities                    (2,470)      (2,338)      (1,383)
                                                         -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                               (503)      (1,558)        (832)
  Proceeds from issuance of long-term debt                    536          254          680
  Net cash provided by notes payable                          912          521           99
  Dividends paid                                             (917)        (908)        (887)
  Treasury stock purchases                                    (32)        (256)         (57)
  Other                                                        50           43          146
                                                         -----------------------------------
  Net cash provided (used) by financing activities             46       (1,904)        (851)
                                                         -----------------------------------

  Cash flows from discontinued operations                      85          (16)        (381)
  Effect of exchange rate changes on cash                       -           (5)           4
                                                         -----------------------------------
  Net increase (decrease) in cash and cash
    equivalents                                               223         (892)          76
  Cash and cash equivalents at beginning of year              434        1,326        1,250
                                                         -----------------------------------
  Cash and cash equivalents at end of year                $   657      $   434      $ 1,326
                                                         ===================================

(a) Restated for discontinued operations

See Notes on pages 46 through 59.

ANALYSIS OF CASH FLOWS AND FINANCIAL CONDITIONS                             ARCO



1998 Cash Inflows - (millions)
------------------------------------------------------------------------------

                           [PIE CHART APPEARS HERE]

ARCO Chemical and U.S. coal asset sales              $3,988
Operations                                           $2,562
Short-term debt issuance                             $  912
Long-term debt issuance                              $  536
Asset sales                                          $  207

In light of current oil prices, ARCO has taken a hard look at all of its projects and reaffirmed its intention to pursue those projects that are key to its focus areas. However, even in focus areas, ARCO may defer some projects that require a more positive market outlook. Accordingly, ARCO's 1999 capital spending program includes $2.7 billion for additions to fixed assets, compared to $3.6 billion in 1998. Future capital expenditures remain subject to business conditions affecting the industry, as well as changes in environmental rules and regulations and the tax laws.

     Cash and cash equivalents and short-term investments totaled $917 million at year-end 1998, short-term borrowings were $2.4 billion and long-term debt due within one year was $399 million.

     Beginning in 1997 and continuing through the end of 1998, the company utilized increased short-term borrowing in lieu of increased long-term borrowing (other than long-term debt assumed in connection with the UTP acquisition). As a result, the company has been in a working capital deficit position (currently $3 billion at December 31, 1998). Depending upon the revenues earned and cash received from the sale of assets during 1999, the company may increase total indebtedness during the course of the year.

     On January 27, 1999, ARCO filed a Form S-3 Registration Statement for the issuance of up to $1.5 billion of debt securities as determined by market conditions. The net proceeds from the sale of debt securities will be used for general corporate purposes, primarily the replacement of short-term debt with

1999 Budgeted Adds to Fixed Assets - (millions)
------------------------------------------------------------------------------

                           [PIE CHART APPEARS HERE]


International oil & gas                              $  950
Vastar                                               $  695
Alaska                                               $  475
Other Lower 48                                       $  105
Refining & marketing                                 $  400
Other                                                $   75

1998 Cash Outflows - (millions)
------------------------------------------------------------------------------

                           [PIE CHART APPEARS HERE]

Adds to fixed assets                                 $3,551
UTP acquisition                                      $2,707
Dividends                                            $  917
Repayment of long-term debt                          $  503
Other                                                $  439

long-term debt. The proceeds may also be used for capital expenditures, the retirement of maturing debt, and other corporate purposes. Such long-term financing may not necessarily reduce or eliminate the working capital deficit.

     At December 31, 1998, ARCO had unused committed bank credit facilities totaling $3.0 billion.

     The company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures, dividends and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing, and the sale of assets.

     Effective June 13, 1997, ARCO had a 2-for-1 stock split in the form of a 100% stock dividend and a 4% increase in the quarterly dividend.

     In November 1998, Vastar filed with the SEC a Form S-3 Registration Statement for the issuance of up to $300 million of debt securities. As of December 31, 1998, no debt securities had been issued. Vastar had a revolving credit facility of $1.1 billion with an effective interest rate of 5.6% during the year. As of December 31, 1998, $320 million was outstanding under the facility.

                             [PHOTO APPEARS HERE]

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT                            ARCO



The following discussion of the company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     At December 31, 1998 the company holds a variety of financial instruments, derivative instruments, and derivative-commodity instruments that are sensitive to changes in interest rates, foreign exchange rates and commodity prices.

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

     In the normal course of business, the company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk

The fair value of the company's cash and short-term investment portfolio and the fair value of notes payable at December 31, 1998, approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

     The fair value of the company's long-term debt, including current maturities, was estimated to be $5.5 billion at December 31, 1998, and exceeded the carrying value by $765 million. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the company's weighted average long-term borrowing rate at December 31, 1998, or $172 million. Interest rate risk is mitigated by the use of floating rate instruments, which comprise approximately $400 million of the company's long-term debt, and a LIBOR-based fixed-to-floating rate swap on $100 million of long-term debt.

Foreign Exchange Rate Risk

The company has bought foreign currency contracts (principally involving European currencies) to hedge anticipated foreign currency commitments and future cash flows from overseas operations with varying maturities ranging from January 1999 to June 1999.

     The hypothetical loss in cash flows of the combined foreign-exchange positions is estimated to be $52 million. A hypothetical adverse change of 10 percent in year-end exchange rates (a strengthening of the U.S. Dollar), is assumed. For purposes of the estimation, it was also assumed that the exercise of the foreign currency contracts and the anticipated commitments or future cash flows were realizable at the same time and at the hypothetical exchange rate. The foreign currency amounts for the future cash flows were translated to US dollars by using the hypothetical exchange rate and the cash value of the option, multiplied by the difference between the hypothetical and strike exchange rates to the option-contract amount.

     At December 31, 1998, approximately $750 million of financial instruments, primarily short-term debt, were denominated in foreign currencies. Assuming a hypothetical adverse change of 10% in year-end exchange rates(a weakening of the U.S. dollar), the fair value of those instruments would increase by $70 million.

Commodity Price Risk

From time to time, the company uses various hedging arrangements, predominantly natural gas swaps and crude oil futures and options, to manage the company's exposure to price risk from its natural gas and petroleum liquids production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the company's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the company might otherwise have received from any price increases associated with the hedged commodity.

     At December 31, 1998, ARCO had entered into a series of crude oil futures and options contracts and a series of forward natural gas contracts.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT                            ARCO

     Based on year-end forward prices ARCO had a net liability of $16 million on those contracts. The hypothetical incremental loss in earnings for the combined commodity positions at year end is estimated to be $6 million, assuming an increase in crude oil and natural gas year-end forward prices of 10%.

     In order to calculate the hypothetical loss, the relevant parameters of the commodity contracts are the type of commodity and the delivery price. The hypothetical loss on the commodity contracts was estimated by calculating the cash value of the contracts as the difference between the hypothetical and contract delivery prices, then multiplying it by the contract amount.

Equity Price Risk

Other investments at December 31, 1998, included marketable equity securities which are recorded at fair value of $336 million, including net unrealized losses of $75 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is $34 million.

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

Environmental Reserves*


Millions                                               1998     1997     1996
------------------------------------------------------------------------------
Beginning balance                                     $ 722    $ 524    $ 600
Charges                                                 234      300       45
Payments                                                (86)    (102)    (121)
                                                     -------------------------
Ending balance                                        $ 870    $ 722    $ 524
                                                     =========================

* Total long-term and short-term liabilities

     The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs (such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites), it is possible that actual costs could exceed the amount accrued by as much as $500 million. This estimate was determined by applying Monte Carlo analysis to estimated site maximums on a portfolio basis. See Note 15 to Consolidated Financial Statements regarding environmental matters.

     In addition to the provision for environmental remediation costs, $1.1 billion has been accrued for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and for the estimated costs of restoration and reclamation of land associated with such facilities.

Statements of Financial Accounting Standards Not Yet Adopted

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities." SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 states that costs of start-up activities, including organization costs, should be expensed as incurred. The company has determined that the adoption of SOP 98-5 will not have a material effect on ARCO's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of SFAS No. 133 is permitted, but the provisions cannot be applied retroactively to financial statements of prior periods. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The company has not yet completed evaluating the impact of the provisions of SFAS No. 133.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                   ARCO



                                                                                                      Accumulated
                                                                                                            Other
                                        Common Stock   Preference     Capital in   Treasury Stock   Comprehensive  Retained
Millions                              Shares  Dollars       Stock  Excess of Par  Shares  Dollars*  Income (loss)  Earnings   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance January 1,  1996               160.9     $402          $1           $632     0.1    $  (5)          $ (88)   $5,816  $6,758
                                      ==============================================================================================

Net income                                                                                                            1,663   1,663
Other comprehensive income:
  Unrealized gain on securities                                                                               236               236
  Foreign currency translation                                                                                 (2)               (2)
  Minimum pension liability                                                                                    32                32
                                      ----------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                    1,929
Common stock dividends                                                                                                 (885)   (885)
Preference stock dividends                                                                                               (2)     (2)
Common stock issued                      0.2        1                         12                                                 13
Treasury stock purchases                                                             0.5      (57)                              (57)
Treasury stock issued                                                        (16)   (0.5)      61                                45
                                      ----------------------------------------------------------------------------------------------
Balance December 31, 1996              161.1     $403          $1           $628     0.1    $  (1)          $ 178    $6,592  $7,801
                                      ==============================================================================================

Net income                                                                                                            1,771   1,771
Other comprehensive income:
  Unrealized gain on securities                                                                               381               381
  Foreign currency translation                                                                               (185)             (185)
  Minimum pension liability                                                                                   (26)              (26)
                                      ----------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                    1,941
Common stock dividends                                                                                                 (906)   (906)
Preference stock dividends                                                                                               (2)     (2)
100% stock dividend                    161.3      403                                                                  (403)      -
Common stock issued                      0.3        1                          8                                                  9
Treasury stock purchases                                                             3.5     (256)                             (256)
Treasury stock issued                                                          4    (1.3)      87                                91
Other                                                                                                                     2       2
                                      ----------------------------------------------------------------------------------------------
Balance December 31, 1997              322.7     $807          $1           $640     2.3    $(170)          $ 348    $7,054  $8,680
                                      ==============================================================================================

Net income                                                                                                              452     452
Other comprehensive income:
  Unrealized gain (loss) on securities                                                                       (681)             (681)
  Foreign currency translation                                                                                (18)              (18)
  Minimum pension liability                                                                                     7                 7
                                      ----------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                                                                              (240)
Common stock dividends                                                                                                 (915)   (915)
Preference stock dividends                                                                                               (2)     (2)
Common stock issued                      3.2        8                        226                                                234
Treasury stock purchases                                                             3.2     (249)                             (249)
Treasury stock issued                                                         (3)    (.9)      75                                72
                                      ----------------------------------------------------------------------------------------------
Balance December 31, 1998              325.9     $815          $1           $863     4.6    $(344)          $(344)   $6,589  $7,580
                                      ==============================================================================================

* At cost

See Notes on pages 46 through 59.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS*                                 ARCO


ARCO's management from time to time may make forward-looking statements to inform existing and potential security holders regarding various matters. Such statements are generally accompanied by words such as estimate, project, predict or expect, that convey the uncertainty of future events or outcomes. These statements may include projections and estimates concerning the timing and success of specific projects, the size and timing of cost reductions, the level of future income, production volumes, size of hydrocarbon resources, ability to replace reserves and levels of capital spending. Actual results could differ materially based on numerous factors, including those described below.

Price Volatility, Political, Economic and Regulatory Instability

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

Level of Oil and Gas Prices

ARCO's management makes assumptions about the future prices of oil and gas for various planning, budgetary and accounting disclosure purposes. Management expects that these assumptions will change over time and actual prices in the future may differ from these estimates. Any substantial or extended decline in actual prices could have a material adverse effect on ARCO's financial position and results of operations, on the quantities of crude oil and natural gas reserves that economically may be produced and on the quantity of proved reserves that may be attributed to our properties.

Production Rates and Reserve Replacement

Projecting future rates of oil and gas production is inherently imprecise. Production rates of oil and gas reservoirs generally decline. Future production rates can be affected by price volatility and the company's ability to replace depleting reserves. There can be no assurances (a) as to the level or timing of success, if any: that the company will have in acquiring or finding and developing economically recoverable reserves; (b) that estimates of proved reserves will not be revised in the future; or (c) that the actual quantities of oil and gas ultimately recovered will not differ from the reserve estimates.

Refining & Marketing

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

Year 2000 Risks

The company has described its plans for addressing the Year 2000 issue and made a number of forward-looking statements regarding its Year 2000 readiness under the caption "Impact of the Year 2000 Issue." These statements are made on a number of assumptions: (a) that the company will be able to timely identify and locate all relevant Year 2000 items; (b) that the company's repair and replacement program will be timely completed, including work to be performed by third-party vendors and contractors; and (c) that representations by third parties regarding their readiness are correct. Actual results could differ materially if any of these assumptions are incorrect.

     Due to the general uncertainty as to the Year 2000 readiness of third parties and as to the reaction of the general population to any perceived gasoline shortages, as well as the general interconnectedness of businesses and their dependency on computers and embedded computer chips, the company cannot assure its stockholders that its operations and business will not be affected by a Year 2000 issue.

* The company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act and Section 21B of the Exchange Act and is including this statement in order to do so.

YEAR 2000 ISSUE                                                             ARCO


The Year 2000 issue (Y2K) arises from computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, resulting in system failures or miscalculations that could cause operational disruptions. Completion of the company's Y2K project in a timely fashion is expected to reduce the possibility of material disruptions of normal business operations.

     ARCO is addressing the Y2K issue in three major areas: (1) computing integrity, (2) asset integrity, and (3) commercial integrity. Computing integrity refers to functionality of information technology, including computer hardware and software used throughout the company's facilities. Asset integrity refers to functionality of the company's worldwide exploration and production

                             [PHOTO APPEARS HERE]

operations, shipping operations, and its refining and marketing operations, all of which use embedded systems in the automated equipment and associated software responsible for the movement of product. Commercial integrity refers to the functionality of non-ARCO operated joint ventures and third party operated production operations, including the Trans Alaska Pipeline System (TAPS), as well as third party vendors of goods and services. ARCO is managing the project internally and is working to assure Y2K readiness by conducting internal audits. The company has also hired outside consultants to do certain minor audits. The company's implementation of the Y2K Project has not impacted other technology projects.

     ARCO is addressing its Y2K efforts in four phases: (1) inventory of Y2K items; (2) assessment of criticality of these items and prioritization of remediation efforts; (3) evaluation of various remediation strategies; and (4) the remediation and testing of modifications or new software.

     In all three areas, ARCO has identified critical items and prioritized their remediation based on the likelihood that failure attributable to Y2K issues would have a material adverse effect on the company's operations. Critical items are those believed by ARCO that could, in the event of failure, pose a risk to the health and safety of ARCO employees and other people, cause damage to the property or the environment, adversely affect revenues, or affect ARCO's business relationships.


                            Percent                 Total expended        Total
                        complete at      Expected          through    estimated
                           December       date of     December 31,         cost
Areas addressed            31, 1998    completion             1998   (millions)
--------------------------------------------------------------------------------
Computing integrity             70%    March 1999           $    8       $   12
Asset integrity                 50%     June 1999                5           10
Commercial integrity            25%     June 1999                1            3
                       ---------------------------------------------------------
Total costs                                                 $   14          $25
                       =========================================================

This estimate does not include ARCO's potential share of Y2K costs that may be incurred by partnerships and joint ventures in which the company participates but is not the operator.

     After completion of its Y2K efforts, ARCO will continue to monitor changes to remediated systems. In addition, ARCO is developing contingency plans to mitigate any disruption that might occur. Because ARCO has no control over third party remediation efforts, a large portion of ARCO's contingency planning is focusing on its external commercial relationships. ARCO is also identifying alternate sources of software and alternate vendors of goods and services. In addition, ARCO's contingency planning is focusing in part on existing business interruption plans to determine their applicability to Y2K items.

     ARCO believes that the impact of any Y2K failure will most likely be localized. However, as a result of the general uncertainty inherent in the Y2K problem, particularly the possible failure of critical third parties to successfully address their Y2K problems, ARCO is unable to assess the likelihood of significant business disruptions in one or more of its locations. Such disruptions could cause the company to be unable to produce or transport crude oil or natural gas, or to manufacture and deliver refined products to wholesale and retail customers. As a result, the company is currently unable to predict the aggregate financial or other consequences of such interruptions.

     The foregoing "Impact of the Year 2000 Issue" contains forward-looking statements that should be read in conjunction with the disclosures under the heading "Safe Harbor Cautionary Statement."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO



Note 1  Accounting Policies

ARCO's accounting policies conform to generally accepted accounting principles, including the "successful efforts" method of accounting for oil and gas producing activities. Unless otherwise stated, the Notes to Consolidated Financial Statements exclude discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries, ventures and partnerships in which a controlling interest is held, including Vastar Resources, Inc., of which ARCO owned 82.1% of the outstanding shares at December 31, 1998. ARCO also consolidates its interests in undivided interest pipeline companies and in oil and gas joint ventures. ARCO uses the equity method of accounting for companies where its effective ownership is between 20% and 50% and for other ventures and partnerships in which a controlling interest is not held.

Cash Equivalents

Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities, maturing within three months of purchase. Cash equivalents are stated at cost, which approximates fair value.

Oil and Gas Unproved Property Costs

Unproved property costs are initially capitalized. Significant unproved properties are not amortized but are periodically assessed for impairment. Other properties are amortized on a composite basis, considering past success experience and average property life. In general, costs of properties surrendered or otherwise disposed of are charged to accumulated amortization. Costs of successful properties are transferred to developed properties.

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

Dismantlement, Restoration and Reclamation Costs

The estimated costs, net of salvage value, of dismantling facilities or projects with limited lives or that are required to be dismantled by contract, regulation or law, and the estimated costs of restoration and reclamation associated with oil and gas operations are accrued during production and classified as a long-term liability. Such costs are taken into account in determining depreciation, depletion and amortization.

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

Earnings per Share

Basic earnings per share is based on the average number of common shares outstanding during each period. Diluted earnings per share includes as outstanding certain options and all convertible or potentially issuable securities as well. All historical earnings per share have been restated to give effect to the 100% stock dividend effective June 13, 1997.

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

Derivative Instruments

The company uses a variety of derivative instruments, both financial and commodity based, to minimize the market risks of commodity price, interest rate and foreign currency fluctuations. The company does not hold or issue derivative instruments for trading purposes and is not a party to leveraged instruments. All derivative instruments are off-balance sheet instruments; however, net receivable or payable positions related to derivative instruments are carried on the balance sheet. The nature of the transaction underlying a risk management strategy, primarily whether or not the instrument qualifies as a hedge, determines which accounting method is used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO


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

     Deferral accounting is used for the following types of transactions (if the instrument qualifies as a hedge): future crude oil and natural gas production; fixed-price crude oil and natural gas purchase and sale commitments; U.S. dollar-denominated debt issued by a foreign subsidiary; debt denominated in a foreign currency; and anticipated foreign currency commitments. Under this method, deferred gains and losses are included in other assets or accrued liabilities until the designated underlying item is recognized in income. Recognized gains and losses are recorded in sales and other operating revenues, other revenues or trade purchases depending on the underlying item associated with the derivative. Instruments typically used in these transactions are crude oil and natural gas swap and price collar contracts and some foreign currency swap, forward and option contracts.

     The accrual method of accounting is used for interest rate swap agreements entered into by the company which convert the interest rate on fixed-rate debt to a variable rate. Under the accrual method, each net payment or receipt due or owed under the derivative is recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agreements are recognized as an adjustment to interest expense. The related amounts payable to/receivable from the counterparties are included in other accrued liabilities.

     The fair value method of accounting is used for any derivative instrument that does not qualify as a hedge. The fair value method, whereby gains and losses associated with changes in fair value of a derivative instrument are recognized currently in income or in accumulated other comprehensive income, is used for the following derivative instruments: foreign currency forward and option contracts associated with anticipated future cash flows related to overseas operations, and foreign currency swap contracts associated with foreign-denominated intercompany debt with maturities exceeding one year. Presently, changes in fair value of all transactions accounted for under this method are recognized currently in income and reported as other revenues.

     Under all methods of accounting, the cash flows related to any recognized gains or losses associated with derivative instruments are reported as cash flows from operations.

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

Reclassifications

Certain previously reported amounts have been restated to conform to classifications adopted in 1998 or to reflect the company's chemical and coal operations as discontinued.

Note 2  Segment Information

Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." ARCO has two reportable segments: exploration and production (E&P) and refining and marketing (R&M). The segments were determined based upon types of products produced/sold by each segment. Segment performance is evaluated based upon net income, excluding interest expense.

     The E&P segment is an aggregation of several business units engaged in one or more of the following: the worldwide exploration, development and production of petroleum liquids (crude oil, condensate and natural gas liquids) and natural gas; the purchase and sale of petroleum liquids and natural gas; and the transportation via pipeline of petroleum liquids within the State of Alaska. The company's investments in the LUKARCO joint venture and LUKOIL common stock are included in the E&P segment as well.

     The R&M segment comprises the refining of crude oil, primarily from the North Slope of Alaska; the marketing of petroleum products, primarily in the West Coast region of the U.S.; and the transportation of petroleum liquids and petroleum products via ocean-going tankers, primarily between Alaska and the West Coast. The company's equity investment in Zhenhai Refining and Chemical Company is included in the R&M segment as well.

     Revenue from other operating segments is attributable to the pipeline transportation and storage of petroleum liquids and petroleum products in the 48 contiguous United States.

     Intersegment sales were made at prices approximating current market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO

Segment Information

                                                            1998
                             ----------------------------------------------------------------------
                              Exploration    Refining &                 Unallocated
Millions                     & Production     Marketing    All Other          Items         Totals
---------------------------------------------------------------------------------------------------
Sales and other
  operating revenue:
    U.S.                          $ 4,372        $5,457       $  156          $   2        $ 9,987
    International                   1,562            27            -             14          1,603
Intersegment revenues              (1,179)          (14)         (80)           (14)        (1,287)
                             ----------------------------------------------------------------------
Total                               4,755         5,470           76              2         10,303
Income from equity
  affiliates                           25            19           34              -             78
Interest revenue                       18             5            -             96            119
Interest expense                        -             -            -            259            259
Depreciation, depletion
  and amortization                  2,686           252           18             26          2,982
Income tax expense
  (benefit)                          (563)          145           65           (298)          (651)
Net income (loss)                    (616)          281          111            676(a)         452
Investment in equity
  affiliates                          661           219          344             11          1,235
Property, plant and
  equipment (net):
    U.S.                            7,420         2,939          432            132         10,923
    International                   7,824            15            -              -          7,839
Additions to fixed
  assets                            3,020           488           38              5          3,551
Segment assets                     18,203         3,826        1,119          2,051(b)      25,199

                                                            1997
---------------------------------------------------------------------------------------------------
Sales and other
  operating revenue:
    U.S.                          $ 7,918        $6,853       $  177          $   3        $14,951
    International                   1,630             3            -             15          1,648
Intersegment revenues              (2,164)           (3)         (77)           (15)        (2,259)
                             ----------------------------------------------------------------------
Total                               7,384         6,853          100              3         14,340
Income from equity
  affiliates                            5             8            6              -             19
Interest revenue                       12             3            -             99            114
Interest expense                        -             -            -            343            343
Depreciation, depletion
  and amortization                  1,184           226           15             21          1,446
Income tax expense
  (benefit)                           653           161           47           (357)           504
Net income                          1,347           325           82             17(a)       1,771
Investment in equity
  affiliates                          336            98          329              -            763
Property, plant and
  equipment (net):
    U.S.                            6,734         2,714          470            146         10,064
    International                   3,496             -            -              -          3,496
Additions to fixed
  assets                            2,276           330           46              3          2,655
Segment assets                     13,269         3,564        1,149          4,443(b)      22,425

                                                           1996
---------------------------------------------------------------------------------------------------
Sales and other
  operating revenue:
    U.S.                          $ 7,968        $6,935       $  202          $   -        $15,105
    International                   1,387             5            -             21          1,413
Intersegment revenues              (2,303)           (8)         (92)           (21)        (2,424)
                             ----------------------------------------------------------------------
Total                               7,052         6,932          110              -         14,094
Income from equity
  affiliates                           13             -            9              -             22
Interest revenue                        3             1            -            163            167
Interest expense                        -             -            -            582            582
Depreciation, depletion
  and amortization                  1,061           227           18             16          1,322
Income tax expense
  (benefit)                           767           150           52           (183)           786
Net income (loss)                   1,329           287           87            (40)(a)      1,663
Investment in equity
  affiliates                           94             -          330              -            424
Property, plant and
  equipment (net):
    U.S.                            6,434         2,621          463            183          9,701
    International                   2,866             -            -              -          2,866
Additions to fixed
  assets                            1,684           121           41              8          1,854
Segment assets                     11,838         3,380        1,141          6,344(b)      22,703


(a) Includes: income from discontinued operations of $179, $267 and $402 in 1998, 1997 and 1996, respectively; gain on disposition of discontinued operations of $928 and $291 in 1998 and 1997, respectively; and extraordinary loss of $118 in 1997.
(b) Includes assets of discontinued operations of $339 (1998), $2,777 (1997) and $3,395 (1996).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO


Note 3  Acquisition of Union Texas Petroleum Holdings, Inc.

In June 1998, ARCO completed its tender offer for all outstanding common shares of Union Texas Petroleum Holdings, Inc. (UTP) for approximately $2.5 billion, or $29 per share in cash. ARCO also purchased in a tender offer 1,649,500 shares of UTP's 7.14% Series A Cumulative Preferred Stock for approximately $200 million, or $122 per share in cash. UTP was a U.S.-based, non-integrated oil and gas company with substantially all of its oil and gas producing operations conducted outside of the U.S. in the United Kingdom sector of the North Sea, Indonesia and Pakistan.

     The acquisition is being accounted for as a purchase. The results of operations of UTP are included in the consolidated financial statements of ARCO as of July 1, 1998. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. Those liabilities included employee termination costs and other costs, such as lease and other contract cancellation costs, totaling $87 million associated with the merging of UTP's businesses into ARCO's operations. At December 31, 1998, ARCO had paid out $52 million against those liabilities for severance to terminated employees.

     The following unaudited pro forma summary presents information as if UTP had been acquired as of the beginning of ARCO's fiscal years 1998 and 1997. The pro forma amounts include certain adjustments, primarily to recognize depreciation, depletion and amortization based on the allocated purchase price of UTP assets, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:


Millions, except per share amounts                           1998       1997
------------------------------------------------------------------------------
Sales and other operating revenues                         $10,570    $15,061
                                                          ====================
Income (loss) from continuing operations before
  extraordinary item                                       $  (702)   $ 1,372
Income and gains on discontinued operations                  1,107        590
Extraordinary loss                                               -       (118)
                                                          --------------------
Net income                                                 $   405    $ 1,844
                                                          ====================
Earnings (loss) per share
  Basic
    Continuing operations                                  $ (2.19)   $  4.27
    Discontinued operations                                   3.45       1.84
    Extraordinary loss                                           -       (.37)
                                                          --------------------
    Net income                                             $  1.26    $  5.74
                                                          ====================
  Diluted
    Continuing operations                                  $ (2.19)   $  4.19
    Discontinued operations                                   3.45       1.80
    Extraordinary loss                                           -       (.36)
                                                          --------------------
    Net income                                             $  1.26    $  5.63
                                                          ====================

Note 4  Discontinued Operations

In June 1998, ARCO disposed of its U.S. coal operations in a transaction with Arch Coal. Operations disposed of included the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. The Colorado and Utah mines were sold outright. ARCO contributed its Wyoming coal operations and Arch Coal transferred various of its coal operations into a new joint venture that is 99% owned by Arch Coal and 1% owned by ARCO.

     As of February 1999, ARCO has disposed of its interests in two Australian coal mines. ARCO disposed of its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture. At December 31, 1998, the carrying value of the Australian coal assets was $197 million and was included in net assets of discontinued operations on the balance sheet. Beginning in January 1999, ARCO suspended depreciation on the Australian coal assets (1998 annual depreciation was $23 million). ARCO has recorded a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets. The recognition of the sale of U.S. coal operations has been deferred (by reducing the net assets of discontinued operations) until the disposition of the remaining Australian coal assets is completed in 1999 and the actual loss can be determined.

     In July 1998, ARCO tendered its entire interest of 80 million shares of ARCO Chemical Company common stock to Lyondell Petrochemical Company (Lyondell) for $57.75 per share, or total cash proceeds of approximately $4.6 billion. ARCO recorded an after-tax gain of approximately $1.1 billion in the third quarter of 1998 from the sale of the shares.

     As part of the acquisition of UTP, ARCO determined it would sell UTP's petrochemical business. ARCO expects to complete the sale during 1999. At December 31, 1998, the carrying value of these assets was $142 million and was included in the net assets of discontinued operations on the balance sheet. If depreciation had not been suspended for the last six months of 1998, the petrochemical business would have had a loss of $5 million. ARCO has recorded a $33 million after-tax provision for loss on the sale of the assets.

     In September 1997, ARCO disposed of its 49.9% equity interest in Lyondell. ARCO recorded an after-tax gain of $291 million on the disposition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO

     Revenues and net income from discontinued operations were as follows:


Millions                                                       1998     1997
------------------------------------------------------------------------------
Revenues:
  ARCO Chemical                                               $1,990   $3,726
  Coal operations                                             $  338   $  637
  UTP petrochemical                                           $   58   $    -
Net income:
  ARCO Chemical                                               $  170   $   92
  Coal operations                                                  9       56
  Lyondell                                                         -      119
  UTP petrochemical                                                -        -
                                                             -----------------
                                                              $  179   $  267
                                                             =================

Note 5  Accounting Changes

Effective January 1, 1997, ARCO adopted Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." The provisions include standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The effect of initially applying the provisions of SOP 96-1 in 1997 was a decrease in net income of $30 million ($0.09 per share).

Note 6  Extraordinary Item

During 1997, ARCO retired debt with a face value of $756 million prior to maturity. The debt repurchases resulted in an extraordinary charge of $118 million against net income, after tax of $74 million.

Note 7  Restructuring Costs

During 1998, ARCO recorded pretax charges of $229 million for the costs of eliminating over 1,200 positions related to the downsizing of continuing operations, primarily E&P technical support, international E&P support operations and the corporate headquarters. All positions eliminated were specifically identified prior to December 31, 1998; all terminations are scheduled to take place prior to December 31, 1999.

     The following table summarizes the personnel-related costs:

($ Millions)                                Funded        Unfunded
                         Short-term       Long-term      Long-term
Terminations               Benefits(a)    Benefits(b)    Benefits(c)    Total
------------------------------------------------------------------------------

1,212                          $89             $86            $54        $229


(a) Severance and ancillary benefits, primarily relocation and outplacement
(b) Net increase in pension benefits to be paid from assets of qualified pension plans
(c) Net increase in non-qualified pension benefits and other postretirement benefits to be paid from Company funds

     Costs of incremental long-term benefits have been recorded as adjustments to long-term balance sheet accounts. Severance and ancillary costs have been recorded as short-term liabilities. No significant amounts have been paid as of December 31, 1998.

     In addition, the Company recorded a pretax charge of $20 million related to office space and facilities that will be vacated with no future economic benefit.

     During 1997, the Company recorded pretax charges of $67 million for the costs of eliminating approximately 360 positions. The majority of those terminations occurred prior to the 1998 actions discussed above. The 1996 charge represents an adjustment to costs of restructuring actions originally accrued in 1994.

Note 8  Inventories

Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. In 1998, approximately 80% of inventories, excluding materials and supplies, were determined by the last-in, first-out
(LIFO) method. Materials and supplies and other non-LIFO inventories are determined predominantly on an average cost basis.

     Total inventories at December 31 comprised the following:

Millions                                                        1998    1997
------------------------------------------------------------------------------
Crude oil and petroleum products                                $ 220   $ 247
Other products                                                     24      24
Materials and supplies                                            231     185
                                                               ---------------
Total                                                           $ 475   $ 456
                                                               ===============

     The excess of the current cost of inventories over book value was approximately $193 million and $240 million at December 31, 1998 and 1997, respectively.

Note 9  Investments

At December 31, 1998 and 1997, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from four days to ten years. These investments are classified as short or long term depending on maturity. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At December 31, 1998 and 1997, all investments were classified as available-for-sale and were reported at fair value, with unrealized holding gains and losses, net of tax, reported in accumulated other comprehensive income.

     The following summarizes investments at December 31:

Millions                                                      1998       1997
-------------------------------------------------------------------------------
Aggregate fair value                                        $   926    $ 1,897
Gross unrealized holding losses                                 135          1
Gross unrealized holding gains                                  (13)      (985)
                                                           --------------------
Amortized cost                                              $ 1,048    $   913
                                                           ====================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO



     Investment activity for the years ended December 31 was as follows:

Millions                                                     1998       1997
-----------------------------------------------------------------------------
Gross purchases                                           $15,118    $ 6,902
Gross sales                                                   463      1,753
Gross maturities                                           14,520      6,111


     Gross realized gains and losses were insignificant and were determined by the specific identification method.

Note 10  Fixed Assets

Property, plant and equipment at December 31 was as follows:

                                                    1998                 1997
                                      ----------------------------------------
Millions                                 Gross       Net     Gross        Net
------------------------------------------------------------------------------
Exploration & production               $32,072   $15,244   $25,145    $10,230
Refining & marketing                     5,450     2,954     5,017      2,714
Other operations                           649       432       731        470
Unallocated                              1,151       132       332        146
                                      ----------------------------------------
Total                                  $39,322   $18,762   $31,225    $13,560
                                      ========================================

     Expenses for maintenance and repairs for 1998, 1997 and 1996 were $420 million, $334 million and $338 million, respectively.

     During 1998, a $1.4 billion impairment was recorded as increased DD&A on E&P assets. The impairment was due to a decline in crude oil prices and was determined in accordance with SFAS No. 121. The prices used in estimating future cash flows were $15 per barrel in 1999, $16 in 2000 and $17 in 2001 and beyond. A discount rate of 10% was used.

Note 11  Short-term Borrowings and Bank Credit Facilities

Notes payable consist primarily of ARCO's commercial paper issued to a variety of financial investors and institutions and any amounts outstanding under ARCO credit facilities. The weighted average interest rate on notes payable outstanding at December 31, 1998 and 1997, was 5.6% and 6.7%, respectively.

     In 1998 ARCO and certain wholly owned subsidiaries had committed bank credit facilities of approximately $3.1 billion. At December 31, 1998, there were $62 million of borrowings under these committed facilities.

     At December 31, 1998, ARCO had unused letters of credit totaling approximately $418 million.

Note 12  Long-term Debt

Long-term debt at December 31 comprised the following:

Millions                                                       1998     1997
-----------------------------------------------------------------------------
8 1/4%, due in 2022                                          $  245   $  245
8 1/2%, due in 2012                                             178      178
8 3/4%, due in 2032                                             159      159
9%, due in 2021                                                 209      209
9%, due in 2031                                                  97       97
9 1/8%, due in 2011                                             253      253
9 1/8%, due in 2031                                             155      155
9 7/8%, due in 2016                                             181      181
10 7/8%, due in 2005                                            410      410
Medium-Term Notes - A Series, 8.48%/(a)/                        110      182
Medium-Term Notes - B Series, 8.34%/(a)/                        250      250
ARCO Tresop Notes, 5.06%/(a)/                                    88      163
Variable rate, due in 2031, 3.28%/(a)/                          265      265
Variable rate, due in 2032, 4.96%/(a)/                          108      108
Vastar:
 Commercial paper, 6.0%/(a)/                                    219      373
 LIBOR Revolving Credit Agreement, 5.6%/(a)/                    320        -
 6% Putable/Callable Notes, due in 2010                         100        -
 6.39%, due in 2008                                              50        -
 6.95%, due in 2006                                              75       75
 6.96%, due in 2007                                              75       75
 8.75%, due in 2005                                             149      149
Union Texas Petroleum:
 6.66%, due in 2002                                             100        -
 7.34%, due in 1999                                             179        -
 7.40%, due in 2038                                             150        -
 8 1/4%, due in 1999                                            100        -
 8 3/8%, due in 2005                                            125        -
 8 1/2%, due in 2007                                             75        -
Other                                                           306      256
                                                            -----------------
Total, including debt due within one year                     4,731    3,783
                                                            -----------------
Less debt due within one year                                   399      164
                                                            -----------------
Long-term debt                                               $4,332   $3,619
                                                            =================

(a) Weighted average of interest rates at December 31, 1998.

     Maturities for the five years subsequent to December 31, 1998, are as follows:

Millions                              1999    2000    2001     2002     2003
-----------------------------------------------------------------------------
Maturities                           $ 399   $  12   $  76   $  117   $  555


     In 1996, Vastar established a $1.1 billion Commercial Paper Program for issuance of unsecured notes with maturities of up to 270 days from the date of issue. Vastar has agreed to maintain credit lines sufficient to support payment on the notes.

     In 1996, Vastar consolidated existing unsecured revolving credit agreements into a single facility. As of December 31, 1998, commitments under this facility, as amended to date, totaled $1.1 billion. The commitment expires March 31, 2002. During 1998, $320 million of debt was outstanding under this facility. The credit facility is not guaranteed by ARCO. The agreement contains covenants, the most restrictive of which require Vastar to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO

maintain certain financial ratios and minimum levels of tangible stockholders' equity and restrict encumbrance of assets.

     In April 1998, Vastar issued $100 million of 6% Putable/Callable Notes due April 20, 2010 Putable/Callable April 20, 2000. In 1998 Vastar also entered into an interest rate swap covering the Putable/Callable Notes, which effectively changed the 6% fixed rate to a floating rate. The effective interest rate paid on these notes in 1998 was 5.6%. At December 31, 1997, Vastar had no outstanding interest rate swaps. The financial impact of swaps in 1998 and 1997 was immaterial.

     At December 31, 1998, approximately $247 million of long-term debt was denominated in foreign currencies. At December 31, 1997, no long-term debt was denominated in foreign currencies.

     No material amounts of long-term debt are collateralized by ARCO assets.

Note 13  Interest

Interest for the years ended December 31 comprised the following:

Millions                                              1998     1997     1996
-----------------------------------------------------------------------------
Long-term debt                                       $ 322    $ 417    $ 500
Short-term debt                                        158       86       82
Other/(a)/                                            (115)    (122)      19
                                                    -------------------------
                                                       365      381      601
Capitalized interest                                  (106)     (38)     (19)
                                                    -------------------------
Total interest expense                               $ 259    $ 343    $ 582
                                                    =========================
Total interest paid in cash                          $ 248    $ 390    $ 586
                                                    =========================
Interest income                                      $ 119    $ 114    $ 167
                                                    =========================

(a) Includes $153 of interest on a tax refund in 1998 and $145 reversal from partial tax audit settlements in 1997.

Note 14  Financial Instruments and Fair Value

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

     At December 31, 1998, the notional amounts of foreign currency contracts outstanding (principally involving European currencies) were approximately $528 million, with various maturities in 1999. At December 31, 1997, the notional amounts of foreign currency contracts outstanding were approximately $613 million.

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

     ARCO also uses various hedging arrangements to manage the exposure to price risk for future natural gas and crude oil transactions. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities until realized in sales and other operating revenues as the physical production required by the contracts is delivered. During 1998, Vastar entered into a series of natural gas price collar agreements which at December 31, 1998, covered an average of 200 million cubic feet per day of its 1999 natural gas production for the period January 1999 through September 1999. These agreements will serve as hedges which secure weighted average prices on these volumes between $2.30 and $2.91 per thousand cubic feet for 1999 (on a Henry Hub basis).

     At December 31, the carrying value and estimated fair value of ARCO's financial instruments are shown as assets (liabilities) in the table below:

                                                  1998                    1997
                                         -------------------------------------------
                                         Carrying       Fair    Carrying       Fair
Millions                                    Value      Value       Value      Value
------------------------------------------------------------------------------------
Non-derivatives:
  Short-term investments                  $   260    $   260     $   222    $   222
  Equity method investments                 1,235      1,176       1,194      1,204
  Other investments and long-term
    receivables                               831        831       1,872      1,872
  Notes payable                            (2,403)    (2,403)     (1,599)    (1,599)
  Long-term debt, including current
    maturities                             (4,731)    (5,466)     (4,602)    (5,400)
Derivatives:
  Foreign currency forwards               $    (1)   $    (1)    $    (1)   $    (1)
  Foreign currency options                      -          -           4          4
  Foreign currency swaps                        -          -           3          2
  Oil and gas options and swaps                40         47          (7)        (7)
  Oil and gas futures                         (56)       (59)          -          -
  Commodity futures                           (12)       (12)          2          2
  Commodity options                            (2)        (2)          -          -


     1997 amounts include derivative and non-derivative financial instruments for discontinued operations. Carrying amounts for those instruments were included with net assets of discontinued operations on the restated balance sheet.

     All derivative instruments are off-balance-sheet instruments; however, net receivable or payable positions related to derivative instruments are carried on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO


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

Note 15  Other Commitments and Contingencies

ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     Following the March 1989 Exxon Valdez oil spill, numerous federal, state and private plaintiff lawsuits were brought against Exxon, Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies, including ARCO, which owns approximately 22%. While all of the federal, state and private plaitiff lawsuits have been settled, certain issues relating to liability for the spill remain unresolved between Exxon and Alyeska (including its owner companies).

     ARCO, together with other former producers of lead paint, has been named in a number of lawsuits, including purported class actions, seeking compensatory damages, abatement of the housing units, and compensation for medical problems arising out of the presence of lead-based paint in certain housing units. ARCO is unable to predict the scope or amount of any such liability.

     The State of Montana, along with the United States and the Salish and Kootenai Tribes, have been seeking recovery from ARCO for alleged injuries to natural resources resulting from mining and mineral processing businesses formerly operated by Anaconda. By November 1998 two consent decrees had been lodged with the court. ARCO has agreed to pay $135 million for settlement of $561 million of the State's $767 million natural resource damage claim relating to the Clark Fork River Basin, $86 million for clean-up and related liabilities at Silver Bow Creek, and $20 million to resolve claims by the Tribes and the United States.

     ARCO is subject to liability pursuant to various federal, state and local environmental laws and regulations that require ARCO to do some or all of the following:

     . Remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;

     .  Perform restoration work at such sites; and

     .  Pay damages for loss of use and non-use values.

Environmental liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.

     ARCO is currently involved in assessments and cleanups under these laws at federal- and state-managed sites as well as other clean-up sites including service stations, refineries, terminals, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites previously owned by ARCO or predecessors. This comprises 125 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site and ARCO's responsibility varies from sole responsibility to very little responsibility.

     ARCO may in the future be involved in additional assessments and cleanups. Future costs depend on unknown factors such as:

     .  Nature and extent of contamination;

     .  Timing, extent and method of remedial action;

     .  ARCO's proportional share of costs; and

     .  Financial condition of other responsible parties.

     The environmental remediation accrual is updated annually, at a minimum, and at December 31, 1998 was $870 million. As these costs become more clearly defined, they may require future charges against earnings. Applying Monte Carlo analysis to estimated site maximums on a portfolio basis, ARCO estimates that future costs could exceed the amount accrued by as much as $500 million.

     Approximately 54% of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. No one site represents more than 10% of the total accrual. Substantially all amounts accrued are expected to be paid out over the next five to six years.

     Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various third parties. Many of these claims have been resolved. ARCO has neither recorded any asset nor reduced any liability in connection with unresolved claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO

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

     These uncertainties are part of a number of items that ARCO has taken and will continue to take into account in periodically establishing reserves.

Note 16  Taxes

The income tax provision for the years ended December 31 comprised the following:

Millions                                          1998        1997      1996
-----------------------------------------------------------------------------
Federal:
  Current                                        $(189)     $ 241      $ 582
  Deferred                                          (7)       143        (26)
                                                -----------------------------
                                                  (196)       384        556
Foreign:
  Current                                           91        108        140
  Deferred                                        (486)       (45)       (15)
                                                -----------------------------
                                                  (395)        63        125
State:
  Current                                          (14)        43        108
  Deferred                                         (46)        14         (3)
                                                -----------------------------
                                                   (60)        57        105
                                                =============================
Provision (benefit) for taxes on income          $(651)     $ 504      $ 786
                                                =============================
Total income taxes paid in cash                 $1,417(a)   $ 781(a)   $ 752
                                                =============================

(a) Includes cash taxes paid relating to the sale of discontinued operations

     A deferred tax benefit of $426 million was recorded in 1998 versus a $242 million deferred tax expense in 1997 related to unrealized investment losses and gains included in accumulated other comprehensive income.

     Major components of the net deferred tax liability at December 31 were as follows:

Millions                                                  1998        1997
-----------------------------------------------------------------------------
Depreciation, depletion and amortization                 $(4,600)    $(3,250)
Other                                                       (389)       (743)
                                                        ---------------------
Total deferred tax liabilities                            (4,989)     (3,993)
                                                        ---------------------
Dismantlement and environmental                              664         587
Postretirement benefits                                      293         295
Foreign excess tax basis/loss carryforwards                  107         117
Other                                                        607         333
                                                        ---------------------
Total deferred tax assets                                  1,671       1,332
                                                        ---------------------
Valuation allowance                                            -           -
                                                        ---------------------
Net deferred income tax liability                        $(3,318)    $(2,661)
                                                        =====================

     The valuation allowance was $7 million at December 31, 1996.

     Taxes other than income taxes for the years ended December 31 comprised the following:

Millions                                         1998       1997        1996
-----------------------------------------------------------------------------
Property                                      $   143    $   146     $   144
Production/severance                              227        359         401
Other                                             136        135         138
                                             --------------------------------
Total                                         $   506    $   640     $   683
                                             ================================

     ARCO has foreign loss carryforwards of $32 million which begin expiring in 2001.

     The domestic and foreign components of income from continuing operations before income taxes and minority interest, and a reconciliation of income tax expense with tax at the effective federal statutory rate for the years ended December 31 were as follows:

                                                                    1998                    1997                 1996
                                                          ---------------------------------------------------------------------
                                                                       % Pretax                % Pretax               % Pretax
Millions                                                      Amount     Income       Amount     Income      Amount     Income
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
  Domestic                                                  $    96         7.5      $ 1,647       87.7     $ 1,896      90.9
  Foreign                                                    (1,378)     (107.5)         231       12.3         190       9.1
                                                          ---------------------------------------------------------------------
Total                                                       $(1,282)      100.0      $ 1,878      100.0     $ 2,086     100.0
                                                          =====================================================================
Tax at 35%                                                  $  (449)      (35.0)     $   657       35.0     $   730      35.0
Increase (reduction) in taxes resulting from:
  Taxes on foreign income in excess of statutory rate            32         2.5           21        1.1          84       4.0
  Affiliate stock transactions                                  (51)       (4.0)        (109)      (5.8)          -         -
  State income taxes (net of federal effect)                    (39)       (3.0)          37        2.0          68       3.3
  Tax credits                                                  (123)       (9.6)        (106)      (5.6)        (95)     (4.6)
  Other                                                         (21)       (1.7)           4        0.1          (1)        -
                                                          ---------------------------------------------------------------------
Provision for taxes on income                               $  (651)      (50.8)     $   504       26.8     $   786      37.7
                                                          =====================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO



Note 17  Postretirement Benefit Plans

ARCO and its subsidiaries sponsor numerous postretirement benefit plans. Defined benefit pension plans (Pension) provide to substantially all employees pension benefits based on years of service and the employee's compensation, primarily during the last three years of service. Defined postretirement benefit plans (Other) provide health care and life insurance benefits to substantially all employees who retire with ARCO having rendered the required years of service, and to their spouses and eligible dependents. ARCO pays for the cost of a benchmark health maintenance organization with employees responsible for the differential cost, if any, of their selected option. Life insurance benefits are partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree. ARCO has the right to terminate or modify the plans at any time.

                                              1998                  1997
                                      ------------------------------------------
Millions                               Pension     Other     Pension     Other
--------------------------------------------------------------------------------
Plan Obligations
  Benefit obligation at January 1      $(2,498)    $(588)    $(2,495)    $(612)
  Service cost                             (53)       (7)        (53)       (7)
  Interest cost                           (173)      (39)       (174)      (40)
  Actuarial (loss) gain                    (96)       (4)        (18)       17
  Benefits paid                            311        51         242        54
  Special termination benefits            (128)      (19)          -         -
  Acquisition                             (185)      (24)          -         -
  Divestiture                                -        14           -         -
                                      ------------------------------------------
  Benefit obligation at December 31    $(2,822)    $(616)    $(2,498)    $(588)
                                      ==========================================
Plan Assets
  Fair value of assets at January 1    $ 2,710     $   -     $ 2,543     $   -
  Actual return on assets                  264         -         374         -
  Company contributions                     69         -          35         -
  Benefits paid                           (311)        -        (242)        -
  Acquisition                              154         -           -         -
                                      ------------------------------------------
  Fair value of assets at December 31  $ 2,886     $   -     $ 2,710     $   -
                                      ==========================================
Funded Status
  Assets greater (less) than
    obligations                        $    64     $(616)    $   212     $(588)
  Unrecognized actuarial loss              300        53         195        45
  Unrecognized prior service cost
    (benefit)                              133      (206)        142      (221)
  Unrecognized transition obligation      (200)        -        (227)        -
                                      ------------------------------------------
Total recognized                       $   297     $(769)    $   322     $(764)
                                      ==========================================
Balance Sheet Recognition
  Prepaid benefits                     $   449     $   -     $   439     $   -
  Accrued liabilities                     (247)     (769)       (219)     (764)
  Intangible asset                          20         -          23         -
  Accumulated other comprehensive
    income                                  75         -          79         -
                                      ------------------------------------------
Total recognized                       $   297     $(769)    $   322     $(764)
                                      ==========================================

     The projected benefit obligation, accumulated benefit obligation (ABO), and fair value of plan assets for pension plans with ABO in excess of plan assets were $285, $247 and $0, respectively, at December 31, 1998, and $245, $220 and $0, respectively, at December 31, 1997.

                                             1998              1997
Percent                                     Pension   Other   Pension   Other
------------------------------------------------------------------------------
Assumptions
  Discount rate                                6.75    6.75       7.0     7.0
  Expected return on plan assets               10.5     n/a      10.5     n/a
  Rate of salary progression                    4.0     4.0       4.0     4.0


     For measurement purposes, a 7 percent annual rate of increase in the per capita cost of health care benefits was assumed for 1997 to 2001, after which the rate was assumed to decrease to 5 percent and remain at that level thereafter.

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                1998
                                                       ----------------------
Millions                                                Increase    Decrease
-----------------------------------------------------------------------------
Total of service and interest cost                          $4.0       $(3.4)
Postretirement benefit obligation                          $44.0      $(37.4)


Millions                                            1998      1997      1996
-----------------------------------------------------------------------------
Components of Net Benefit Cost
  Pension benefits:
    Service cost                                   $  53     $  53     $  60
    Interest cost                                    173       174       177
    Expected return on plan assets                  (281)     (256)     (238)
    Amortization of transition asset                 (27)      (27)      (27)
    Amortization of prior service cost                 7         8         8
    Recognized actuarial (gain) loss                  10        10        24
                                                  ---------------------------
    Net benefit (income) cost                      $ (65)    $ (38)    $   4
                                                  ===========================
Other postretirement benefits:
  Service cost                                     $   7     $   7     $   7
  Interest cost                                       39        40        42
  Amortization of prior service cost (benefit)       (15)      (15)      (15)
  Recognized actuarial (gain) loss                     -         -         3
                                                  ---------------------------
  Net benefit (income) cost                        $  31     $  32     $  37
                                                  ===========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO

Note 18  Lease Commitments

Capital lease obligations are recorded at the present value of future rental payments. The related assets are amortized on a straight-line basis.

     At December 31, 1998, future minimum rental payments due under leases were as follows:

                                                Capital             Operating
Millions                                         Leases               Leases
------------------------------------------------------------------------------
1999                                              $   3                $  177
2000                                                  3                   162
2001                                                  3                   193
2002                                                  3                   153
2003                                                  3                   145
Later years                                          60                   369
                                               -------------------------------
Total minimum lease payments                         75                $1,199
                                                                      ========
Imputed interest (rates
 ranging from 8% to 12%)                             51
                                               ---------
Present value of minimum
 lease payments included in
 long-term debt                                   $  24
                                               ===============================


     Minimum future rental income under noncancellable subleases at December 31, 1998, amounted to $69 million.

     Operating lease net rental expense for the years ended December 31 was as follows:

Millions                                          1998     1997         1996
-----------------------------------------------------------------------------
Minimum rentals                                  $ 189    $ 109       $  106
Contingent rentals                                   2        -            -
Sublease rental income                             (20)     (11)         (11)
                                                -----------------------------
Net rental expense                               $ 171    $  98       $   95
                                                =============================

     No restrictions on dividends or on additional debt or lease financing exist under ARCO's lease commitments. Under certain conditions, options exist to purchase certain leased properties.

Note 19  Stock Options

Options to purchase shares of ARCO's common stock have been granted to executives, outside directors and key employees. The exercise price of each option is equal to the fair market value of common stock at the date of grant. These options become exercisable in varying installments and expire 10 years after the date of grant. Options granted prior to 1997 vest over two years in equal installments. Options granted subsequently vest equally over three years. Transactions during 1998, 1997 and 1996 were as follows (restated to give effect to June 13, 1997 100% stock dividend):

                                                            Weighted Average
                                                              Exercise Price
-----------------------------------------------------------------------------
Balance, January 1, 1996                         7,676,272        $    52.92
Granted                                          1,101,834             56.61
Exercised                                       (1,110,326)            46.15
Cancelled                                          (34,358)            58.47
                                              -------------------------------
Balance, December 31, 1996                       7,633,422        $    54.41
                                              ===============================
Granted                                          1,414,048             64.47
Exercised                                       (1,022,100)            52.21
Cancelled                                          (18,224)            61.18
                                              -------------------------------
Balance, December 31, 1997                       8,007,146        $    56.45
                                              ===============================
Granted                                          1,862,840             73.73
Exercised                                         (420,012)            49.85
Cancelled                                          (37,647)            69.52
                                              -------------------------------
Balance, December 31, 1998                       9,412,327        $    60.12
                                              ===============================

     A summary of ARCO's fixed stock options as of December 31, 1998, 1997 and 1996, was as follows:

                                             1998          1997          1996
------------------------------------------------------------------------------
Shares available for option             8,523,492     8,247,671     8,672,714
Options exercisable                     6,803,228     6,064,856     6,067,976
Weighted average exercise price
 of options exercisable                  $  56.01      $  54.58      $  54.01
Weighted average fair value of
 options granted during the year         $  18.96      $  14.27      $  25.90
Used to calculate fair value:
 Risk-free interest rate                     5.57%         6.38%         6.00%
 Expected life (years)                         10            10            10
 Expected volatility                        23.06%        18.17%        14.42%
 Expected dividends                          3.85%         4.29%         0.00%


     At December 31, 1998, exercise prices for options outstanding ranged from $42.25 to $85.875 and the weighted average remaining contractual life was 5.88 years.

     ARCO applies APB No. 25 in accounting for its fixed stock options. Accordingly, no compensation cost has been recognized for options granted. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value method under SFAS No. 123:

                                                   1998     1997      1996
-----------------------------------------------------------------------------
Net income:
  As reported                                      $ 452    $1,771    $1,663
  Pro forma                                        $ 440    $1,758    $1,651
Earnings per share (diluted):
  As reported                                      $1.40    $ 5.41    $ 5.09
  Pro forma                                        $1.36    $ 5.37    $ 5.05


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO


     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

     Beginning in 1997, ARCO awards contingent restricted stock to executives and key employees. Contingent restricted stock may be converted to performance-based restricted stock at various multiples depending on attainment of certain performance criteria over a specified evaluation period. Restricted stock ultimately issued is subject to a two-year restriction on transfer.

     During 1998 and 1997, respectively, 184,488 and 326,688 shares of contingent restricted stock were awarded at weighted average prices of $74.00 and $64.06, net of forfeitures and retirements, with varying evaluation periods. During 1998, 135,180 shares of restricted stock were issued at a weighted average price of $73.93.

      During 1998 and 1997, $10 million and $23 million was recognized as expense for performance-based restricted stock, respectively.

      Holders of options granted prior to 1997 accrue dividend share credits
(DSCs) on all shares under option. The amount of DSCs accrued is determined based upon the quarterly dividend rate and fair market value of ARCO common stock as of each quarterly record date. Upon exercise of options, holders receive additional shares of common stock equal to DSCs accumulated. A summary of ARCO's DSC activity was as follows:

                                                                     Shares
-----------------------------------------------------------------------------
Balance, December 31, 1996                                         1,695,986
Accrued                                                              343,116
Paid out                                                            (396,250)
Cancelled                                                               (287)
                                                                  -----------
Balance, December 31, 1997                                         1,642,565
                                                                  -----------

Accrued                                                              316,486
Paid out                                                            (166,512)
Cancelled                                                                (83)
                                                                  -----------
Balance, December 31, 1998                                         1,792,456
                                                                  ===========


     During 1998 and 1997, $11 million and $35 million was recognized as expense for DSCs, respectively.

Note 20  Stockholders' Equity

Detail of capital stock as of December 31 was as follows:

                                                         1998           1997
-----------------------------------------------------------------------------
$3.00 Cumulative convertible
 preference stock, par $1:
  Shares authorized                                    78,089         78,089
  Shares issued and outstanding                        51,608         55,941
  Aggregate value in liquidation -
   (thousands)                                      $   4,129      $   4,475
$2.80 Cumulative convertible
 preference stock, par $1:
  Shares authorized                                   833,776        833,776
  Shares issued and outstanding                       573,336        615,653
  Aggregate value in liquidation -
   (thousands)                                      $  40,134      $  43,096
Common stock, par $2.50:
  Shares authorized                               600,000,000    600,000,000
  Shares issued                                   325,902,559    322,719,890
  Shares outstanding                              321,315,367    320,369,895
  Shares held in treasury                           4,587,192      2,349,995


     Changes in preference stocks were due to conversions. The $3.00 cumulative convertible preference stock is convertible into 13.6 shares of common stock. The $2.80 cumulative convertible preference stock is convertible into 4.8 shares of common stock. Common stock is subordinate to the preference stocks for dividends and assets. The $3.00 and $2.80 preference stocks may be redeemed at the option of ARCO for $82 and $70 per share, respectively. ARCO has authorized 75,000,000 shares of preferred stock, $.01 par, of which none were issued or outstanding at December 31, 1998.

     At December 31, 1998, shares of ARCO's authorized common stock were reserved as follows:

Conversions:
  $3.00 Preference stock                                             701,869
  $2.80 Preference stock                                           2,752,013
Stock option plans                                                17,935,819
Employee benefit plans                                             9,974,482
                                                                 ------------
Total                                                             31,364,183
                                                                 ============

     Under ARCO's incentive compensation plans, awards of ARCO's common stock may be made to officers, outside directors and key employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO

Note 21  Supplemental Cash Flow Information

The following is supplemental cash flow information for the years ended December 31:

Millions                                                  1998       1997       1996
-------------------------------------------------------------------------------------
Short-term investments:
  Gross sales and maturities                          $    226    $ 1,784    $ 3,196
  Gross purchases                                         (259)    (1,226)    (2,443)
                                                     --------------------------------
Net cash provided (used)                              $    (33)   $   558    $   753
                                                     ================================
Notes payable:
  Gross proceeds                                      $ 14,978    $ 7,386    $ 3,850
  Gross repayments                                     (14,066)    (6,865)    (3,751)
                                                     --------------------------------
Net cash provided                                     $    912    $   521    $    99
                                                     ================================
Gross noncash provisions charged to income            $    652    $   500    $   261
Reserve reversal from partial tax audit
  settlements                                                -       (145)         -
Cash payments of previously accrued items                 (468)      (294)      (464)
                                                     --------------------------------
Noncash provisions greater (less) than cash
  payments                                            $    184    $    61    $  (203)
                                                     ================================
Changes in working capital - increase (decrease)
  to cash:
    Accounts receivable                               $     19    $   363    $  (280)
    Inventories                                              8        (63)       (31)
    Accounts payable                                       (60)      (111)       205
    Other working capital                                  340         (6)       264
                                                     --------------------------------
                                                      $    307    $   183    $   158
                                                     ================================

     Excluded from the Consolidated Statement of Cash Flows for the year ended December 31, 1998 was the issuance of 2,725,030 shares of ARCO common stock to a consolidated subsidiary in exchange for certain property, plant and equipment owned by the subsidiary. The transaction was recorded at fair market value.

     In conjunction with the acquisition of UTP, liabilities were assumed as follows:

Millions
-----------------------------------------------------------------------------
Fair value of assets acquired                                        $ 3,745
Cash paid                                                             (2,707)
                                                                    ---------
Liabilities assumed                                                  $ 1,038
                                                                    =========

     Excluded from the Consolidated Statement of Cash Flows for the year ended December 31, 1997 was ARCO's use of Lyondell common stock to redeem its 9% Exchangeable Notes with an outstanding principal amount of $988 million.

Note 22  Foreign Currency Transactions

Foreign currency transactions resulted in net losses of $2 million, $12 million and $5 million in 1998, 1997 and 1996, respectively.

Note 23  Earnings Per Share

                                                       1998                            1997                         1996
(Millions, except per share amounts)         Income   Shares  Per Share     Income   Shares  Per Share   Income   Shares  Per Share
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations     $ (655)                        $1,331                        $1,261
Less: Preference stock dividends                 (2)                            (2)                           (2)
                                            ----------------------------------------------------------------------------------------
Income (loss) from continuing operations
  available to common shareholders           $ (657)   321.0      $(2.05)   $1,329    321.2     $ 4.14    $1,259    321.7    $ 3.92
Discontinued operations                       1,107    321.0        3.45       558    321.2       1.74       402    321.7      1.25
Extraordinary item - loss on
  extinguishment of debt                                                      (118)   321.2      (0.37)
                                            ----------------------------------------------------------------------------------------
Total income available to common
  shareholders - basic EPS                   $  450    321.0      $ 1.40    $1,769    321.2     $ 5.51    $1,661    321.7    $ 5.17
                                            ========================================================================================
Income (loss) from continuing operations
  available to common shareholders           $ (657)   321.0                $1,329    321.2               $1,259    321.7
Contingently issuable shares (primarily
  options)                                                 -                            2.3                  0.6
$3.00 Convertible preference stock                         -                            0.8                           0.9
$2.80 Convertible preference stock                         -                     2      3.1                    2      3.3
                                            ----------------------------------------------------------------------------------------
Income (loss) from continuing operations
  available to common shareholders           $ (657)   321.0      $(2.05)   $1,331    327.4     $ 4.07    $1,261    326.5    $ 3.86
Discontinued operations                       1,107    321.0        3.45       558    327.4       1.70       402    326.5      1.23
Extraordinary item - loss on
  extinguishment of debt                                                      (118)   327.4      (0.36)
                                            ----------------------------------------------------------------------------------------
Total income available to common
  shareholders and assumed conversions
  - diluted EPS/(a)/                         $  450    321.0      $ 1.40    $1,771    327.4     $ 5.41    $1,663    326.5    $ 5.09
                                            ========================================================================================

(a) No dilution assumed for 1998 due to antidilutive effect on loss from continuing operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO



Note 24  Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The new disclosures had no impact on ARCO's net income, financial position, stockholders' equity or cash flows.

     The related tax effects allocated to each component of other comprehensive income at December 31 were as follows:

                                      Unrealized        Foreign      Minimum
                                     Gain (Loss)       Currency      Pension
Millions                           on Securities    Translation    Liability
-----------------------------------------------------------------------------
1998
Pre-tax amount                           $(1,107)         $ (30)       $  11
Tax (expense) benefit                        426             12           (4)
                                  -------------------------------------------
Net-of-tax amount                        $  (681)         $ (18)       $   7
                                  ===========================================
1997
Pre-tax amount                           $   623          $(299)       $ (42)
Tax (expense) benefit                       (242)           114           16
                                  -------------------------------------------
Net-of-tax amount                        $   381          $(185)       $ (26)
                                  ===========================================
1996
Pre-tax amount                           $   379          $  (6)       $  52
Tax (expense) benefit                       (143)             4          (20)
                                  -------------------------------------------
Net-of-tax amount                        $   236          $  (2)       $  32
                                  ===========================================

     Accumulated nonowner changes in equity (accumulated other comprehensive income) at December 31 were as follows:

Millions                                                     1998       1997
-----------------------------------------------------------------------------
Net unrealized gain (loss) on investments                 $   (75)     $ 606
Foreign currency translation adjustment                      (222)      (204)
Minimum pension liability                                     (47)       (54)
                                                         --------------------
Accumulated other comprehensive income (loss)             $  (344)     $ 348
                                                         ====================

     Unrealized gains (losses) on securities related primarily to changes in the fair value of ARCO's investment in LUKOIL common stock, which had a fair value of $225 million, $1.3 billion and $678 million at December 31, 1998, 1997 and 1996, respectively, and a book value of $342 million.

Note 25 Research and Development

Expenditures for research and development totaled $32 million, $38 million and $25 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 26 Unaudited Quarterly Results

Millions, except per share amounts                    1998             1997
----------------------------------------------------------------------------
Sales and other operating revenues
Quarter ended (restated):
  March 31                                         $ 2,536          $ 3,892
  June 30                                            2,564            3,534
  September 30                                       2,655            3,494
  December 31                                        2,548            3,420
                                                  --------------------------
Total                                              $10,303          $14,340
                                                  ==========================

Income (loss) from continuing operations
  before income taxes, minority interest
  and extraordinary item
Quarter ended (restated):
  March 31                                         $   190          $   601
  June 30                                               32              632
  September 30                                        (269)             268
  December 31                                       (1,235)/(c, d)/     377
                                                  --------------------------
Total                                              $(1,282)         $ 1,878
                                                  ==========================
Net income (loss)
Quarter ended:
  March 31                                         $   220          $   483
  June 30                                              154              390/(a)/
  September 30                                         872/(e)/         516/(b)/
  December 31                                         (794)/(c, d)/     382/(c)/
                                                  --------------------------
Total                                              $   452          $ 1,771
                                                  ==========================
Earned per share
Quarter ended:
  March 31                                         $   .67          $  1.48
  June 30                                          $   .47          $  1.19
  September 30                                     $  2.67          $  1.57
  December 31                                      $ (2.47)         $  1.17


(a) See Note 6 to Consolidated Financial Statements.
(b) Includes $291 gain on disposition of Lyondell stock.
(c) See Note 7 to Consolidated Financial Statements.
(d) Includes $925 impairment writedown.
(e) Includes $998 net gain on disposition of segments.

SUPPLEMENTAL INFORMATION (UNAUDITED)                                        ARCO


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

     Reserves attributable to certain oil and gas discoveries were not considered proved as of December 31, 1998 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs. Proved reserves also do not include any reserves attributable to ARCO's 8% interest in LUKOIL, a Russian oil company. Natural gas liquids comprise 13% of petroleum liquid proved reserves.

     ARCO has no long-term supply contracts to purchase petroleum liquids or natural gas from foreign governments.

     The changes in proved reserves for the years ended December 31 were as follows:

                                       Petroleum Liquids (million barrels)                  Natural Gas (billion cubic feet)
                                 ---------------------------------------------------------------------------------------------------
                                      Consolidated                                       Consolidated
                                 ----------------------      Other                  ----------------------      Other
                                   U.S.   Int'l   Total   Reserves/1/  Worldwide     U.S.    Int'l   Total   Reserves/1/  Worldwide
------------------------------------------------------------------------------------------------------------------------------------
Reserves at January 1, 1996       2,163     206   2,369         --       2,369       4,666   3,683   8,349         --       8,349
Revisions                            60       4      64         --          64         103     (94)      9         --           9
Improved recovery                     5      --       5         --           5          14      --      14         --          14
Purchases                            16     218     234         --         234         114      --     114         --         114
Extensions and discoveries           76       5      81         --          81         343      30     373         --         373
Production                         (207)    (24)   (231)        --        (231)       (382)   (267)   (649)        --        (649)
Consumed                             --      --      --         --          --         (78)     (5)    (83)        --         (83)
Sales                                (1)     --      (1)        --          (1)         (4)     --      (4)        --          (4)
                                 ---------------------------------------------------------------------------------------------------
Reserves at December 31, 1996     2,112     409   2,521         --       2,521       4,776   3,347   8,123         --       8,123
                                 ===================================================================================================
Revisions                           115      60     175         --         175         187      17     204         --         204
Improved recovery                    10      --      10         --          10          28       3      31         --          31
Purchases                            10      25      35         49          84         165      16     181         67         248
Extensions and discoveries           89      55     144         --         144         308     352     660         --         660
Production                         (204)    (29)   (233)        (1)       (234)       (389)   (308)   (697)        --        (697)
Consumed                             --      --      --         --          --         (79)    (10)    (89)        --         (89)
Sales                                (1)     --      (1)        --          (1)         (8)     --      (8)        --          (8)
                                 ---------------------------------------------------------------------------------------------------
Reserves at December 31, 1997     2,131     520   2,651         48       2,699       4,988   3,417   8,405         67       8,472
                                 ===================================================================================================
Revisions                            72     (13)     59          2          61          33     (95)    (62)        (1)        (63)
Improved recovery                    30      --      30         --          30           6       5      11         --          11
Purchases                            42     279     321         13         334          74   1,333   1,407        349       1,756
Exchanges                          (119)     --    (119)        --        (119)        184      --     184         --         184
Extensions and discoveries           88       1      89         --          89         367      --     367         --         367
Production                         (192)    (46)   (238)        (2)       (240)       (429)   (325)   (754)       (14)       (768)
Consumed                             --      --      --         --          --         (79)     (9)    (88)        --         (88)
Sales                                (9)     (3)    (12)        --         (12)        (27)     --     (27)        --         (27)
                                 ---------------------------------------------------------------------------------------------------
Reserves at December 31, 1998     2,043     738   2,781         61       2,842       5,117   4,326   9,443        401       9,844
                                 ===================================================================================================
Proved developed reserves:
  At January 1, 1996              1,896      92   1,988         --       1,988       4,294   1,806   6,100         --       6,100
  At December 31, 1996            1,828     150   1,978         --       1,978       4,310   1,780   6,090         --       6,090
  At December 31, 1997            1,821     204   2,025          7       2,032       4,467   1,643   6,110         10       6,120
  At December 31, 1998            1,582     292   1,874         36       1,910       4,480   2,487   6,967        343       7,310

/1/ Comprises reserves attributable to ARCO's ownership interest in equity affiliates

SUPPLEMENTAL INFORMATION (UNAUDITED)                                        ARCO

     Included in ARCO's reserves are 100% of the reserves of Vastar, a consolidated subsidiary of which ARCO owned 82% at December 31, 1998. Vastar's reserves comprised 9% and 51% of U.S. petroleum liquids and natural gas reserves, respectively, at December 31, 1998.

     During 1998, net reserve additions replaced 197% of worldwide oil-equivalent production. During the three-year period 1996-1998, ARCO's net reserve additions replaced 166% of worldwide oil-equivalent production. Significant changes in 1998 related to the following:

     . The addition of approximately 500 million barrels of oil equivalent (MMBOE) from the acquisition of UTP;

     . The addition of approximately 80 MMBOE associated with risked service contracts with the government of Venezuela; and

     . The exchange of California heavy oil properties for oil and gas properties in the Gulf of Mexico.

     Including contracts acquired with UTP, ARCO is a contractor to an affiliate of the Venezuelan government under six risked service contracts. ARCO, either solely or with partners, is responsible for providing capital and technology for the redevelopment of the fields along with operating existing production. In exchange for providing and funding overall operation and field development, ARCO is paid a per-barrel service fee to cover reimbursement of costs plus profit. There are two components to the fees, which include (1) a set fee for contractual baseline production and (2) a fee for incremental production. The fee for incremental production is based on a sliding scale incentive mechanism, which is indexed to a basket of international oil prices and overall field profitability.

     Proved reserves and production quantities for Venezuelan operations are recorded based on ARCO's net working interest in each of the contract areas, "net" meaning reserves excluding royalties and interests owned by others per the contractual arrangements. The Venezuelan government maintains full ownership of all hydrocarbons in the fields.

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

     The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortization as of December 31 were as follows:

                                               1998                           1997                           1996
                                   ------------------------------------------------------------------------------------------
Millions                             U.S.     Int'l     Total       U.S.     Int'l     Total       U.S.     Int'l     Total
-----------------------------------------------------------------------------------------------------------------------------
Proved properties                  $16,348   $11,345   $27,693    $15,845   $ 6,026   $21,871    $15,004   $ 5,245   $20,249
Unproved properties                    622     1,292     1,914        365       447       812        257       297       554
                                   ------------------------------------------------------------------------------------------
                                    16,970    12,637    29,607     16,210     6,473    22,683     15,261     5,542    20,803
Accumulated depreciation,
  depletion and amortization        10,569     4,789    15,358     10,559     2,959    13,518      9,924     2,668    12,592
                                   ------------------------------------------------------------------------------------------
Net capitalized costs                6,401     7,848    14,249      5,651     3,514     9,165      5,337     2,874     8,211
                                   ------------------------------------------------------------------------------------------
Net capitalized costs of equity
  affiliates*                           --       188       188         --        55        55         --        --        --
                                   ------------------------------------------------------------------------------------------
Total                              $ 6,401   $ 8,036   $14,437    $ 5,651   $ 3,569   $ 9,220    $ 5,337   $ 2,874   $ 8,211
                                   ==========================================================================================

* ARCO's share

SUPPLEMENTAL INFORMATION (UNAUDITED)                                        ARCO


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

                                                   1998                       1997                    1996
                                       ------------------------------------------------------------------------------
Millions                                 U.S.     Int'l    Total    U.S.     Int'l    Total   U.S.   Int'l    Total
---------------------------------------------------------------------------------------------------------------------
Property acquisition costs:
  Proved properties                     $  235   $2,594   $2,829   $   92   $  224   $  316   $ 82   $ 275   $  357
  Unproved properties                       72      662      734      100        8      108     98      11      109
Exploration costs                          306      376      682      328      332      660    277     213      490
Development costs                        1,102    1,200    2,302      692      794    1,486    481     482      963
                                       ------------------------------------------------------------------------------
Total expenditures                       1,715    4,832    6,547    1,212    1,358    2,570    938     981    1,919
                                       ------------------------------------------------------------------------------
Costs incurred of equity affiliates*        --      349      349       --      109      109     --      --       --
                                       ------------------------------------------------------------------------------
Total                                   $1,715   $5,181   $6,896   $1,212   $1,467   $2,679   $938   $ 981   $1,919
                                       ==============================================================================

* ARCO's share

     Results of operations from oil and gas producing activities (including operating overhead) for the three years ended December 31 were as follows:

                                              1998                       1997                      1996
                                  ---------------------------------------------------------------------------------
Millions                            U.S.     Int'l     Total    U.S.     Int'l    Total    U.S.     Int'l    Total
-------------------------------------------------------------------------------------------------------------------
Revenues:
  Sales                            $1,535   $ 1,305   $2,840   $1,974   $1,349   $3,323   $1,892   $1,140   $3,032
  Transfers                         1,077        --    1,077    2,074       --    2,074    2,199       --    2,199
  Other                                44        75      119       42       45       87       47       45       92
                                  ---------------------------------------------------------------------------------
                                    2,656     1,380    4,036    4,090    1,394    5,484    4,138    1,185    5,323
Production costs                      609       332      941      615      286      901      587      234      821
Production taxes                      273        56      329      420       43      463      457       50      507
Exploration expenses                  272       357      629      263      245      508      238      175      413
Depreciation, depletion and
  amortization                        651       517    1,168      681      429    1,110      691      305      996
Impairment                            180     1,267    1,447       --       --       --       --       --       --
Other operating expenses              201       244      445      258      247      505      277      227      504
                                  ---------------------------------------------------------------------------------
Results before income taxes           470    (1,393)    (923)   1,853      144    1,997    1,888      194    2,082
Income tax expense (benefit)           58      (532)    (474)     609       11      620      628      109      737
                                  ---------------------------------------------------------------------------------
Results of operations from oil
  and gas producing activities        412      (861)    (449)   1,244      133    1,377    1,260       85    1,345
                                  ---------------------------------------------------------------------------------
Results from equity affiliates*        --        (3)      (3)      --       (6)      (6)      --       --       --
                                  ---------------------------------------------------------------------------------
Total                              $  412   $  (864)  $ (452)  $1,244   $  127   $1,371   $1,260   $   85   $1,345
                                  =================================================================================

* ARCO's share

     The difference between the above results of operations and the amounts reported for exploration & production segment net income in Note 2 of Notes to Consolidated Financial Statements is primarily restructuring costs related to the oil and gas operations, the exclusions of non-producing exploration & production units (Alaskan pipelines, technical support) and minority interest adjustments.

SUPPLEMENTAL INFORMATION (UNAUDITED)                                        ARCO

     The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31 was as follows:

                                                  1998                    1997                    1996
                                        -----------------------------------------------------------------------
Billions                                  U.S.   Int'l   Total    U.S.   Int'l   Total    U.S.   Int'l   Total
---------------------------------------------------------------------------------------------------------------
Future cash inflows                      $21.9   $16.2   $38.1   $36.7   $16.6   $53.3   $48.8   $17.8   $66.6
Future development and
  production costs                        13.0     7.6    20.6    15.0     7.1    22.1    14.2     7.3    21.5
Future income tax expense                  2.3     2.9     5.2     7.3     3.5    10.8    12.0     3.2    15.2
                                        -----------------------------------------------------------------------
Future net cash flows                      6.6     5.7    12.3    14.4     6.0    20.4    22.6     7.3    29.9
10% annual discount                        2.7     2.7     5.4     6.5     2.8     9.3    10.3     3.6    13.9
                                        -----------------------------------------------------------------------
Standardized measure of discounted
  future net cash flows                    3.9     3.0     6.9     7.9     3.2    11.1    12.3     3.7    16.0
                                        -----------------------------------------------------------------------
Standardized measure of discounted
  future net cash flows of equity
  affiliates*                               --     0.1     0.1      --     0.1     0.1      --      --      --
                                        -----------------------------------------------------------------------
Total                                    $ 3.9   $ 3.1   $ 7.0   $ 7.9   $ 3.3   $11.2   $12.3   $ 3.7   $16.0
                                        =======================================================================

* ARCO's share

     Primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31 were as follows:

Billions                                        1998      1997      1996
--------------------------------------------------------------------------
Sales and transfers of oil and gas,
  net of production costs                     $ (2.7)    $(4.0)    $(3.9)
Extensions, discoveries and improved
  recovery, less related costs                   0.5       0.9       1.2
Revisions of estimates of reserves
  proved in prior years:
    Quantity estimates                            --       0.7       0.5
    Net changes in price and
      production costs                         (11.3)     (8.4)      8.4
Purchases/sales                                  3.1       0.5       1.0
Other                                           (0.6)     (0.7)     (0.4)
Accretion of discount                            1.7       2.4       1.5
Development costs incurred
  during the period                              2.3       1.5       1.0
Net change in income taxes                       2.8       2.3      (3.2)
                                             -----------------------------
Net change                                    $ (4.2)    $(4.8)    $ 6.1
                                             =============================

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding executive officers of the company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 3, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference, except for the material included under the captions "Committee Report on Executive Compensation" and "Performance Graph."

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

     3.2 By-Laws of ARCO as amended through November 23, 1998, filed with the Commission as Exhibit 3 to ARCO's Current Report on Form 8-K dated November 23, 1998, under File No. 1-1196 and incorporated herein by reference.

     4.1 Rights Agreement dated as of July 24, 1995 between ARCO and First Chicago Trust Company of New York, as Rights Agent, filed with the Commission as Exhibit 4 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1995, under File No. 1-1196 and incorporated herein by reference.

     4.2 Indenture dated as of May 15, 1985 between ARCO and The Chase Manhattan Bank, N.A., filed with the Commission on January 27, 1999 as Exhibit 4.2 to ARCO's Registration Statement on Form S-3 (No. 333-71293), under File No. 1-1196 and incorporated herein by reference.

     4.3 Indenture, dated as of January 1, 1992, between ARCO and The Bank of New York, filed with the Commission on January 27, 1999 as Exhibit 4.3 to ARCO's Registration Statement on
                Form S-3 (No. 333-71293, under File No. 1-1196) and incorpo-rated herein by reference.

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

    10.1(d)*    Amendment No. 3 to the Atlantic Richfield Company
                Supplementary Executive Retirement Plan, effective as of August 1, 1997, filed with the Commission as Exhibit 10.1(d) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

    10.1(e)* Amendment No. 4 to the Atlantic Richfield Company Supplementary Executive Retirement Plan, effective as of August 1, 1997, filed with the Commission as Exhibit 10.1 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

    10.1(f)*    Amendment No. 5 to the Atlantic Richfield Company
                Supplementary Executive Retirement Plan, effective as of May 1, 1997, filed herewith.

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

    10.2(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Deferral Plan, effective as of January 1, 1997, filed with the Commission as Exhibit 10.2(d) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

    10.2(e)* Amendment No. 4 to the Atlantic Richfield Company Executive Deferral Plan, effective as of January 1, 1997, filed with the Commission as Exhibit 10.2 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

    10.2(f)* Amendment No. 5 to the Atlantic Richfield Company Executive Deferral Plan, effective as of May 1, 1997, filed herewith.

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

    10.5(c)* Amendment No. 4 to the Annual Incentive Plan, effective as of February 24, 1997, filed with the Commission as Exhibit 10.5(c) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

    10.5(d)* Amendment No. 5 to the Atlantic Richfield Company Annual Incentive Plan, effective as of July 28, 1997, filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

    10.5(e)* Amendment No. 6 to the Atlantic Richfield Company Annual Incentive Plan, effective as of July 28, 1997, filed with the Commission as Exhibit 10.4 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

    10.6(a)* Atlantic Richfield Company's 1985 Executive Long-Term Incentive Plan, as adopted by the Board of Directors of ARCO on May 28, 1985, and effective as of that date, as amended through July 28, 1997, filed with the Commission as Exhibit
                10.6 to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

    10.6(b)* Amendment No. 10 to the Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective as of July 18, 1997, filed with the Commission as Exhibit 10.5 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

    10.6(c)* Amendment No. 11 to the Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective as of July 18, 1997, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

    10.7(a)* Atlantic Richfield Company Executive Life Insurance Plan-- Summary Plan Description, effective as of June 28, 1990, filed with the Commission as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

    10.7(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed herewith.

    10.7(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed herewith.

    10.7(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Life Insurance Plan, effective May 1, 1997, filed herewith.

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

    10.8(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective May 1, 1997, filed herewith.

    10.9 Amendment No. 6 to the Atlantic Richfield Company Special Termination Allowance Plan which contains the current change of control provisions applicable to the Company's executive management team, including its five most highly compensated executive officers, effective as of July 28, 1997, filed with the Commission as Exhibit 10.7 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

    10.10       Form of Indemnity Agreement filed with the Commission as
                Exhibit 99 to ARCO's Registration Statement on Form S-3 (No. 333-71293) under File No. 1-1196 and incorporated herein by reference.

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

    10.11(c)*   Amendment No. 2 to the Stock Option Plan for Outside Directors
                amended effective as of April 1, 1997, filed with the Commission as Exhibit 10.10(c) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

    10.11(d)*   Amendment No. 3 to the Stock Option Plan for Outside Directors
                amended effective as of April 1, 1997, filed with the Commission as Exhibit 10.10(d) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

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

    10.12(c)*   Amendment No. 2 to the Deferral Plan for Outside Directors
                effective as of July 22, 1996, filed with the Commission as
                Exhibit 10.11(c) to ARCO's report on Form 10-K for the year
                1997, under File No. 1-1196 and incorporated herein by reference.

    10.13* Special Incentive Plan, as adopted by the Board of Directors of ARCO on February 28, 1994, and as effective on that date, is included in Appendix C to the Company's 1994 Proxy Statement filed with the Commission under File No. 1-1196 and incorporated herein by reference.

    10.14* 1997 Restricted Stock Plan For Outside Directors effective as of January 1, 1997, filed with the Commission as Exhibit 10.13 to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

    21          Subsidiaries of the Registrant.

    23          Consent of PricewaterhouseCoopers LLP.

    24          Power of Attorney.

    27          Financial Data Schedule.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
--------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K:

  The following Current Reports on Form 8-K were filed during the quarter ended December 31, 1998, and thereafter through February 22, 1999:

Date of Report       Item No.  Financial Statements
--------------       --------  --------------------
November 23, 1998        5             None
January 15, 1999         5             None
January 18, 1999         5             None
January 25, 1999         5             None

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the following registration statements of Atlantic Richfield Company: Registration Statement on Form S-3 (No. 333-71293), Registration Statement on Form S-8 (No. 333-33151), Registration Statement on Form S-8 (No. 33-43830), Registration Statement on Form S-8 (No. 33-21558), Registration Statement on Form S-8 (No. 333-33153), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21160), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23639), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21162), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21553), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23640), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21552), and Registration Statement on Form S-8 (No. 333-33245), of our report dated February 12, 1999, on our audits of the consolidated financial statements and financial statement schedule of Atlantic Richfield Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 1999

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATLANTIC RICHFIELD COMPANY

                                          By         *Michael E. Wiley
                                            ___________________________________
                                                     Michael E. Wiley
                                                    President and Chief
                                                     Operating Officer


February 22, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

          *Mike R. Bowlin            Chairman of the Board and      February 22, 1999
____________________________________  Chief Executive Officer
           Mike R. Bowlin

         *Marie L. Knowles           Executive Vice President and   February 22, 1999
____________________________________  Chief Financial Officer
          Marie L. Knowles
    Principal financial officer

          *Frank D. Boren            Director                       February 22, 1999
____________________________________
           Frank D. Boren

            *John Gavin              Director                       February 22, 1999
____________________________________
             John Gavin

            *Kent Kresa              Director                       February 22, 1999
____________________________________
             Kent Kresa

             Signature                           Title                    Date
             ---------                           -----                    ----

       *David T. McLaughlin          Director                       February 22, 1999
____________________________________
        David T. McLaughlin

         *John B. Slaughter          Director                       February 22, 1999
____________________________________
         John B. Slaughter

          *Gary L. Tooker            Director                       February 22, 1999
____________________________________
           Gary L. Tooker

           *Henry Wendt              Director                       February 22, 1999
____________________________________
            Henry Wendt

         *Gayle E. Wilson            Director                       February 22, 1999
____________________________________
          Gayle E. Wilson

        *Allan L. Comstock           Vice President and             February 22, 1999
____________________________________  Controller
         Allan L. Comstock
    Principal accounting officer

*By:   /s/ Bruce G. Whitmore
  ____________________________
       Bruce G. Whitmore
       (Attorney-in-Fact)

                                                                     SCHEDULE II

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (millions of dollars)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         (Column A)          (Column B)    (Column C)    (Column D) (Column E)
------------------------------------------------------------------------------
                                           Additions
                                        ----------------
                             Balance at Charged Charged  Deductions Balance at
                             beginning    to    to other    from     close of
        Description          of period  income  accounts  reserves    period
------------------------------------------------------------------------------
Year 1998
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $  3     $  2                         $    5
  Affiliated companies
   accounted for on the
   equity method............       8       --      --         --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     966       64      73         45       1,058
  Reduction in force........      73      185      79        206         131
  Insurance ................     158       48      --         32         174
  Environmental remediation.     722      234      --         86         870
  Other.....................     151      363      --        119         395
Year 1997 (Restated)
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $  6       --      --       $  3(a)   $    3
  Affiliated companies
   accounted for on the
   equity method............       8       --      --         --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     909       78      --         21         966
  Reduction in force........      --       70      12          9          73
  Insurance ................     169       20      --         31         158
  Environmental remediation.     524      300      --        102         722
  Other.....................     213       15     (12)        65         151
Year 1996 (Restated)
Amounts deducted from
 applicable assets:
  Accounts receivable.......    $  5     $  1      --         --      $    6
  Affiliated companies
   accounted for on the
   equity method............       8       --      --         --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........     847       68      --          6         909
  Reduction in force........      69       --      --         69          --
  Insurance ................     201       15      --         47         169
  Environmental remediation.     600       45      --        121         524
  Other.....................     195       23      --          5         213

--------
(a) Write-off for uncollectible accounts, net of recoveries.

                                 EXHIBIT INDEX

Exhibit                           Description
-------                           -----------
  3.1     Restated Certificate of Incorporation of Atlantic Richfield Company
          ("ARCO") as of June 27, 1994, filed with the Securities and Exchange
          Commission (the "Commission") as Exhibit 3 to ARCO's report on Form
          10-Q for the quarterly period ended June 30, 1994, under File No. 1-
          1196 and incorporated herein by reference.

  3.2 By-Laws of ARCO as amended through November 23, 1998, filed with the Commission as Exhibit 3 to ARCO's Current Report on Form 8-K dated
          November 23, 1998, under File No. 1-1196 and incorporated herein by reference.

  4.1     Rights Agreement dated as of July 24, 1995 between ARCO and First
          Chicago Trust Company of New York, as Rights Agent, filed with the
          Commission as Exhibit 4 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1995, under File No. 1-1196 and incorporated herein by reference.

  4.2     Indenture dated as of May 15, 1985 between ARCO and The Chase
          Manhattan Bank, N.A., filed with the Commission on January 27, 1999 as Exhibit 4.2 to ARCO's Registration Statement on Form S-3
          (No. 333-71293), under File No. 1-1196 and incorporated herein by reference.

  4.3     Indenture, dated as of January 1, 1992, between ARCO and The Bank of
          New York, filed with the Commission on January 27, 1999 as Exhibit 4.3 to ARCO's Registration Statement on Form S-3 (No. 333-71293, under
          File No. 1-1196) and incorporated herein by reference.

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

 10.1(d)* Amendment No. 3 to the Atlantic Richfield Company Supplementary
          Executive Retirement Plan, effective as of August 1, 1997, filed with the Commission as Exhibit 10.1(d) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

 10.1(e)* Amendment No. 4 to the Atlantic Richfield Company Supplementary
          Executive Retirement Plan, effective as of August 1, 1997, filed with the Commission as Exhibit 10.1 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

 10.1(f)* Amendment No. 5 to the Atlantic Richfield Company Supplementary
          Executive Retirement Plan, effective as of May 1, 1997, filed herewith.

 10.2(a)* Atlantic Richfield Company Executive Deferral Plan, as adopted by the
          Board of Directors of the Company on March 26, 1990 and effective as of October 1, 1990, filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-K for the year 1990, under File No. 1-1196 and incorporated herein by reference.

Exhibit                           Description
-------                           -----------
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

 10.2(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Deferral
          Plan, effective as of January 1, 1997, filed with the Commission as
          Exhibit 10.2(d) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

 10.2(e)* Amendment No. 4 to the Atlantic Richfield Company Executive Deferral
          Plan, effective as of January 1, 1997, filed with the Commission as
          Exhibit 10.2 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

 10.2(f)* Amendment No. 5 to the Atlantic Richfield Company Executive Deferral
          Plan, effective as of May 1, 1997, filed herewith.

 10.3(a)* Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1988, under File No. 1-1196 and incorporated herein by reference.

 10.3(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Supplemen-tary Savings Plan II, as amended and effective as of January 1, 1989, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form
          10-K for the year 1989, under File No. 1-1196 and incorporated herein by reference.

 10.3(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Supplemen-tary Savings Plan II, as amended and effective as of July 1, 1994, filed with the Commission as Exhibit 10.4(c) to ARCO's report on Form
          10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

 10.3(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Supplemen-tary Savings Plan II, as amended and effective as of August 5, 1996, filed with the Commission as Exhibit 10.4(d) to ARCO's report on Form
          10-K for the year 1996, under File No. 1-1196 and incorporated herein by reference.

 10.4*    Atlantic Richfield Company Policy on Financial Counseling and
          Individual Income Tax Service, as revised and effective January 1,
          1997, filed herewith.

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

 10.5(c)* Amendment No. 4 to the Annual Incentive Plan, effective as of February
          24, 1997, filed with the Commission as Exhibit 10.5(c) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

 10.5(d)* Amendment No. 5 to the Atlantic Richfield Company Annual Incentive
          Plan, effective as of July 28, 1997, filed with the Commission as Ex-hibit 10.3 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

 10.5(e)* Amendment No. 6 to the Atlantic Richfield Company Annual Incentive
          Plan, effective as of July 28, 1997, filed with the Commission as Ex-hibit 10.4 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

Exhibit                           Description
-------                           -----------
 10.6(a)*  Atlantic Richfield Company's 1985 Executive Long-Term Incentive Plan,
           as adopted by the Board of Directors of ARCO on May 28, 1985, and ef-
           fective as of that date, as amended through July 28, 1997, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

 10.6(b)*  Amendment No. 10 to the Atlantic Richfield Company 1985 Executive
           Long-Term Incentive Plan, effective as of July 18, 1997, filed with the Commission as Exhibit 10.5 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

 10.6(c)*  Amendment No. 11 to the Atlantic Richfield Company 1985 Executive
           Long-Term Incentive Plan, effective as of July 18, 1997, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

 10.7(a)*  Atlantic Richfield Company Executive Life Insurance Plan--Summary
           Plan Description, effective as of June 28, 1990, filed with the Commission as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

 10.7(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Life In-surance Plan, effective July 28, 1997, filed herewith.

 10.7(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Life In-surance Plan, effective July 28, 1997, filed herewith.

 10.7(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Life In-surance Plan, effective May 1, 1997, filed herewith.

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

 10.8(c)*  Amendment No. 2 to the Atlantic Richfield Company Executive Long-Term
           Disability Plan, effective May 1, 1997, filed herewith.

 10.9      Amendment No. 6 to the Atlantic Richfield Company Special Termination
           Allowance Plan which contains the current change of control provisions applicable to the Company's executive management team, including its five most highly compensated executive officers, effective as of July 28, 1997, filed with the Commission as Exhibit
           10.7 to ARCO's report on Form 10-Q for the quarterly period ended
           September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

 10.10 Form of Indemnity Agreement filed with the Commission as Exhibit 99 to ARCO's Registration Statement on Form S-3 (No. 333-71293) under
           File No. 1-1196 and incorporated herein by reference.

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

 10.11(c)* Amendment No. 2 to the Stock Option Plan for Outside Directors amended effective as of April 1, 1997, filed with the Commission as
           Exhibit 10.10(c) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.


Exhibit                           Description
-------                           -----------
 10.11(d)* Amendment No. 3 to the Stock Option Plan for Outside Directors
           amended effective as of April 1, 1997, filed with the Commission as
           Exhibit 10.10(d) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

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

 10.12(c)* Amendment No. 2 to the Deferral Plan for Outside Directors effective as of July 22, 1996, filed with the Commission as Exhibit 10.11(c) to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

 10.13* Special Incentive Plan, as adopted by the Board of Directors of ARCO on February 28, 1994, and as effective on that date, is included in Appendix C to the Company's 1994 Proxy Statement filed with the Com-mission under File No. 1-1196 and incorporated herein by reference.

 10.14*    1997 Restricted Stock Plan For Outside Directors effective as of
           January 1, 1997, filed with the Commission as Exhibit 10.13 to
           ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

 21        Subsidiaries of the Registrant.

 23        Consent of PricewaterhouseCoopers LLP.

 24        Power of Attorney.

 27        Financial Data Schedule.


  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

-------
* Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.