Form 10-K405/A
period 1998-12-31
ATLANTIC RICHFIELD CO /DE
filed 1999-03-11
CIK 775483

                                     1998
                               ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]

For the fiscal year ended December 31, 1998       Commission file number 1--1196

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

 Acquisition and disposition of certain E&P operations

  On June 29, 1998, ARCO purchased the outstanding common stock of Union Texas Petroleum Holdings, Inc. (UTP) for a purchase price of approximately
$2.5 billion, or $29 per share. ARCO also purchased substantially all, or 1,649,500 shares out of 1,750,000 shares outstanding, of UTP's 7.14% Series A Cumulative Preferred Stock for approximately $200 million, or $122 per share. The preferred stock becomes redeemable in 2008. ARCO made both purchases pursuant to public tender offers for the two classes of equity securities. UTP was a U.S.-based oil and gas company with substantially all of its oil and gas producing operations conducted outside of the U.S. Following the completion of the tender offers, UTP ceased to be a public company and ceased filing reports with the SEC under the 1934 Securities Exchange Act effective July 30, 1998.

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

  The principal assets acquired from UTP include properties in the United Kingdom North Sea, Indonesia and Venezuela. ARCO also acquired interests in three oil concessions in the Badin area of Pakistan, the Alpine field in Alaska and a 41.67% interest in the Geismar petrochemical plant in Louisiana. ARCO has entered into an agreement to sell the petrochemical operations, and expects to close the sale by March 31, 1999.

  In October 1998, through a three-way transaction involving ARCO, Vastar and Mobil Exploration & Producing U.S. Inc., ARCO disposed of its California heavy crude oil properties in the San Joaquin Valley. In the three-way transaction, an ARCO subsidiary holding the California properties traded them for Mobil's interests in 23 producing fields and exploration acreage in the Gulf of Mexico, and then Vastar purchased the ARCO subsidiary holding the Gulf of Mexico properties. The California properties had average production of 37,000 barrels per day (BPD) in October 1998, and accounted for proved reserves of 148 MMBOE. In connection with the disposition of the heavy crude oil properties, ARCO took an impairment writedown of $114 million after-tax in 1998. ARCO sold the subsidiary to Vastar for a net purchase price of approximately $437 million comprised of cash and the assumption of $300 million of indebtedness to ARCO. The indebtedness matures in 2003. Vastar added approximately 60 MMBOE of proved reserves as a result of this acquisition.

 Global cost reduction program

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

 Reserves

                Proved oil and gas reserves at December 31, 1998
--------------------------------------------------------------------------------

                              Petroleum Liquids           Natural Gas
                              (Million barrels)       (Billion cubic feet)
                           ------------------------ ------------------------
                           U.S.(a) International(b) U.S.(c) International(d)
                           ------- ---------------- ------- ----------------
  Proved reserves.........  2,043        799         5,117       4,727
  Proved developed re-
   serves.................  1,582        328         4,480       2,830

 --------
 (a)Includes 185 million barrels (MMB) proved and 109 MMB developed attributable to Vastar.
 (b) Includes 61 MMB proved and 36 MMB developed attributable to the equity interest in the LUKARCO joint venture.
 (c)Includes 2,590 billion cubic feet (BCF) proved and 2,071 BCF developed attributable to Vastar.
 (d) Includes 401 BCF proved and 344 BCF developed attributable to the equity interest in the LUKARCO joint venture.

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

 --------
 (a)Includes 23, 16, 187, and 35 wells, respectively, drilled by Vastar.
 (b)Includes 18, 15, 162, and 27 wells, respectively, drilled by Vastar.
 (c)Includes 17, 29, 156, and 25 wells, respectively, drilled by Vastar.


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


                Number of productive wells at December 31, 1998
--------------------------------------------------------------------------------

                                         Oil                      Gas
                             --------------------------- ---------------------
                             U.S.(a)(b) International(c) U.S.(d) International
                             ---------- ---------------- ------- -------------
  Total gross productive
   wells....................   9,458          763         3,679       642
  Total net productive
   wells....................   3,930          296         1,820       162

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

  ARCO acquired from UTP interests in two risked service contracts covering the Desarrollo Zulia Occidente (DZO) contract area (a 100% interest) and the Boqueron contract area (a 60% interest). In acquiring DZO, ARCO assumed a potential liability for making payments of up to a maximum of $15 million annually for six years. Because this potential liability is based primarily on oil prices achieving levels substantially higher than today's prices, ARCO considers it a remote possibility that these payments will ever be made. ARCO also signed risked service contracts covering the Kaki (56%), Maulpa (56%) and LL-652 (18%) blocks, as well as the La Vela exploration block. ARCO is the operator of the DZO and Boqueron blocks.

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

  ARCO's interest in the Geismar petrochemical plant acquired from UTP was classified as a discontinued operation because ARCO determined to dispose of the operation at the time it purchased UTP. ARCO has entered into an agreement to sell the operation, and expects to complete the sale by March 31, 1999.

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

  The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs (such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites), it is possible that actual costs could exceed the amount accrued by as much as $500 million. This estimate was determined by applying Monte Carlo analysis to estimated site maximums on a portfolio basis. Monte Carlo simulation is an analytical tool that uses computer generated iterations to determine a range of probable outcomes for a project or a portfolio of projects. ARCO's specific use of Monte Carlo analysis involved determining a range of liability outcomes for our portfolio of active sites. See Note 15 of Notes to Consolidated Financial Statements regarding environmental matters.

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

Environmental Matters Relating to International Operations

ARCO's international operations, which are primarily located in China, Indonesia, the United Kingdom North Sea, Algeria and Venezuela, are conducted in accordance with internationally acceptable environmental standards and are also subject to foreign laws covering environmental matters, as well as to contractual obligations relating to dismantlement and abandonment. To date, ARCO has not incurred any significant expenditures for environmental remediation, is not involved in any environmental cleanup, and has not reserved any amount for environmental remediation, relating to its operations in China, Indonesia, the United Kingdom North Sea, Algeria and Venezuela. ARCO has accrued approximately $180 million related to decommissioning and abandonment of its production facilities in the United Kingdom North Sea. This amount is part of the total of $1.1 billion accrued by ARCO for the estimated cost of dismantling all of its facilities as required by contract, regulation or law, and for the estimated costs of restoration and reclamation of land associated with such facilities. The foreign environmental laws and regulations have not had, and are not presently expected to have, a material adverse effect on ARCO's financial results or position.

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

     In 1998, special items included after-tax charges of $925 million for the impairment of oil and gas properties, including $507 million related to former UTP properties. See page 37 of the "Results of Consolidated Operations" for a further discussion of the impairment. Special items also included after-tax charges of $107 million primarily for employee termination costs associated with restructuring. These charges were partially offset by tax-related benefits of approximately $30 million.

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

     The environmental charges in 1998 and 1997 related both to current operations and natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations. In 1997, ARCO adopted a new environmental accounting standard and accrued the company's estimate of post-remediation monitoring costs.

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

Gain on Disposition of Discontinued Operations

ARCO Chemical

In July 1998, ARCO sold its entire interest in ARCO Chemical to Lyondell Petrochemical Company (Lyondell), an unrelated third party following the disposition discussed below, for cash proceeds of $4.6 billion. After deferral of $313 million of the pretax gain as discussed below, ARCO recorded a net after-tax gain of $1.1 billion.

     Previously, the company entered into a 10-year purchase agreement with ARCO Chemical providing for the delivery of fixed quantities of methyl tertiary butyl ether (MTBE) at a fixed price approximating the then-market price. Over the last several years the spot market price of MTBE has declined; however, provision for loss on the contract was not necessary because ARCO Chemical was a consolidated, majority-owned subsidiary of the company.

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

Coal

In June 1998, for cash consideration of approximately $1.1 billion, ARCO disposed of its U.S. coal operations in a transaction with Arch Coal (Arch). Operations disposed of included the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. The Colorado and Utah mines were sold outright. ARCO contributed its Wyoming coal operations and Arch transferred various of its coal operations into a new joint venture that is 99% owned by Arch and 1% owned by ARCO.

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
                                                       =======================

See Note 4 to Consolidated Financial Statements regarding discontinued operations.

                                                                            ARCO

CONSOLIDATED STATEMENT OF INCOME

                                                                          December 31,
Millions, except per share amounts                         1998      1997/(a)/    1996/(a)/
-------------------------------------------------------------------------------------------
REVENUES
Sales and other operating revenues                       $10,303      $14,340      $14,094
Other revenues                                               506          417          486
                                                        -----------------------------------
Total revenues                                            10,809       14,757       14,580
                                                        -----------------------------------
EXPENSES
Trade purchases                                            3,959        6,405        6,463
Operating expenses                                         2,735        2,654        2,268
Selling, general and administrative expenses                 772          816          737
Depreciation, depletion and amortization                   1,535        1,446        1,322
Impairment of oil and gas properties                       1,447            -            -
Exploration expenses (including undeveloped
  leasehold amortization)                                    629          508          413
Taxes other than income taxes                                506          640          683
Interest                                                     259          343          582
Restructuring costs                                          249           67           26
                                                        -----------------------------------
Total expenses                                            12,091       12,879       12,494
                                                        -----------------------------------
Income (loss) from continuing operations
  before income taxes, minority interest
  and extraordinary item                                  (1,282)       1,878        2,086
Provision (benefit) for taxes on income                     (651)         504          786
Minority interest in earnings of subsidiaries                 24           43           39
                                                        -----------------------------------
Income (loss) from continuing operations before
  extraordinary item                                        (655)       1,331        1,261
Income from discontinued operations, net of
  income taxes of $113 (1998), $74 (1997) and
  $155 (1996)                                                179          267          402
Gain on disposition of discontinued operations, net
  of income taxes of $1,620 (1998) and $342 (1997)           928          291            -
                                                        -----------------------------------
Income before extraordinary item                             452        1,889        1,663
Extraordinary loss on extinguishment of debt,
  net of income taxes of $74                                   -          118            -
                                                        -----------------------------------
Net income                                               $   452      $ 1,771      $ 1,663
                                                        ===================================
Earnings per share:
  Continuing operations
    Basic                                                $ (2.05)     $  4.14      $  3.92
    Diluted                                              $ (2.05)     $  4.07      $  3.86
  Net income
    Basic                                                $  1.40      $  5.51      $  5.17
    Diluted                                              $  1.40      $  5.41      $  5.09
Weighted average equivalent shares outstanding:
  Basic                                                    321.0        321.2        321.7
  Diluted                                                  321.0        327.4        326.5

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

     The higher DD&A expense in 1998 reflected the inclusion of the DD&A of former UTP operations in the third and fourth quarters of 1998. The higher DD&A in 1997 reflected new crude oil and natural gas production from international operations.

     ARCO revised its official crude oil price forecast used for economic decision making during the 4th quarter of 1998. This forecast is based on a West Texas Intermediate (WTI) benchmark price of $15/bbl in 1999, $16/bbl in 2000, and $17/bbl in 2001, with 2% escalation thereafter. While current crude oil prices are below $15/bbl, many oil industry expert forecasts consider crude oil prices in the $12/bbl range to be unusually low and inappropriate for economic decision making. ARCO used a benchmark price of $12.05/bbl in preparing its December 31, 1998 Supplemental Oil & Gas Information.

     In accordance with SFAS 121, ARCO performed an impairment review to determine whether any of ARCO's oil and gas properties were impaired based on the new crude oil price forecast. Net undiscounted cash flows before tax were calculated and compared to the net book value on a field-by-field basis. This included cash flows from proved developed, proved undeveloped and potential oil and gas reserves. Where appropriate, contracted prices were used but did not materially impact the result. For those fields where the net book value exceeded the net undiscounted cash flows before tax, the discounted future cash flows before tax were calculated using a 10% discount rate factor. This resulted in a pre-tax impairment charge of $1.4 billion. ARCO tested a downside case using WTI benchmark crude oil prices of $1/bbl lower than each year of its official forecast. ARCO believes that prices below $14/bbl are not sustainable and like most commodities will cycle around their historical midpoints. The impaired properties included former UTP properties in Pakistan, Venezuela and the U.K. North Sea, as well as other ARCO properties in California, the U.K. North Sea, North Africa and the Middle East.

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
                                                                  =====================

(a) Restated for discontinued operations

See Notes on pages 46 through 59.

CONSOLIDATED STATEMENT OF CASH FLOWS                                        ARCO


                                                                           December 31,
Millions                                                    1998      1997/(a)/    1996/(a)/
--------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations            $  (655)     $ 1,213      $ 1,261
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization              1,535        1,446        1,322
      Impairment of oil and gas properties                  1,447            -            -
      Dry hole expense and undeveloped leasehold
        amortization                                          303          235          209
      Extraordinary loss on extinguishment of debt              -          118            -
      Income from equity investments                          (78)         (19)         (22)
      Dividends from equity investments                        37           26           29
      Noncash provisions greater (less) than cash
        payments                                              184           61         (203)
      Minority interest in earnings of subsidiaries            24           43           39
      Net gain on asset sales                                 (61)         (49)         (35)
      Deferred income taxes                                  (539)         112          (44)
      Changes in working capital accounts                     307          183          158
      Other                                                    58            2          (27)
                                                         -----------------------------------
    Net cash provided by operating activities               2,562        3,371        2,687
                                                         -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Union Texas Petroleum acquisition                        (2,707)           -            -
  Additions to fixed assets, including dry hole
    costs                                                  (3,551)      (2,655)      (1,854)
  Net proceeds from sale of ARCO Chemical and
    U.S. coal assets                                        3,988            -            -
  Net cash provided (used) by short-term investments          (33)         558          753
  Investment in/advances to LUKARCO                           (59)        (227)           -
  Investment in LUKOIL and Zhenhai securities                   -            -         (218)
  Proceeds from asset sales                                   207          182           47
  Investments and long-term receivables                      (242)        (202)        (115)
  Other                                                       (73)           6            4
                                                         -----------------------------------
  Net cash used by investing activities                    (2,470)      (2,338)      (1,383)
                                                         -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                               (503)      (1,558)        (832)
  Proceeds from issuance of long-term debt                    536          254          680
  Net cash provided by notes payable                          912          521           99
  Dividends paid                                             (917)        (908)        (887)
  Treasury stock purchases                                    (32)        (256)         (57)
  Other                                                        50           43          146
                                                         -----------------------------------
  Net cash provided (used) by financing activities             46       (1,904)        (851)
                                                         -----------------------------------

  Cash flows from discontinued operations                      85          (16)        (381)
  Effect of exchange rate changes on cash                       -           (5)           4
                                                         -----------------------------------
  Net increase (decrease) in cash and cash
    equivalents                                               223         (892)          76
  Cash and cash equivalents at beginning of year              434        1,326        1,250
                                                         -----------------------------------
  Cash and cash equivalents at end of year                $   657      $   434      $ 1,326
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

     The hypothetical loss in cash flows of the combined foreign-exchange positions is estimated to be $52 million. A hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. Dollar), is assumed. For purposes of the estimation, it was also assumed that the exercise of the foreign currency contracts and the anticipated commitments or future cash flows were realizable at the same time and at the hypothetical exchange rate. The foreign currency amounts for the future cash flows were translated to U.S. dollars by using the hypothetical exchange rate and the cash value of the option, multiplied by the difference between the hypothetical and strike exchange rates to the option-contract amount.

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

     The foregoing "Impact of the Year 2000 Issue" contains forward-looking statements that should be read in conjunction with the disclosures under the heading "Safe Harbor for Forward-Looking Statements."

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

Oil and Gas Unproved Property Costs

Unproved property costs are initially capitalized. Significant unproved properties are not amortized but are periodically assessed for impairment. Other unproved properties are amortized on a composite basis, considering past success experience and average property life. In general, costs of properties surrendered or otherwise disposed of are charged to accumulated amortization. Costs of successful properties are transferred to developed properties. Exploratory wells that find oil and gas reserves which cannot be classified as proved within one year of discovery and do not continue to qualify as capitalized costs are charged to expense as dry hole costs.

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

Long-Lived assets are assessed for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. For proved oil and gas properties, the assessment is performed on an individual field basis.

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

Note 2  Segment Information

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." ARCO has two reportable segments: exploration and production (E&P) and refining and marketing (R&M). The segments were determined based upon types of products produced/sold by each segment. Segment performance is evaluated based upon net income, excluding interest expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  ARCO

Segment Information

                                                            1998
                             ----------------------------------------------------------------------
                              Exploration    Refining &                 Unallocated
Millions                     & Production     Marketing    All Other          Items         Totals
---------------------------------------------------------------------------------------------------
Sales and other
  operating revenue:
    U.S.                          $ 4,372        $5,457       $  156          $   2        $ 9,987
    International                   1,562            27            -             14          1,603
Intersegment revenues              (1,179)          (14)         (80)           (14)        (1,287)
                             ----------------------------------------------------------------------
Total                               4,755         5,470           76              2         10,303
Income from equity
  affiliates                           25            19           34              -             78
Interest revenue                       18             5            -             96            119
Interest expense                        -             -            -            259            259
Depreciation, depletion
  and amortization                  1,239           252           18             26          1,535
Income tax expense
  (benefit)                          (563)          145           65           (298)          (651)
Net income (loss)                    (616)          281          111            676(a)         452
Investment in equity
  affiliates                          661           219          344             11          1,235
Property, plant and
  equipment (net):
    U.S.                            7,420         2,939          432            132         10,923
    International                   7,824            15            -              -          7,839
Additions to fixed
  assets                            3,020           488           38              5          3,551
Segment assets                     18,203         3,826        1,119          2,051(b)      25,199

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

     The acquisition is being accounted for as a purchase. The results of operations of UTP are included in the consolidated financial statements of ARCO as of July 1, 1998. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed and there are no contingencies or other matters that could affect the allocation of the purchase cost. The liabilities assumed included employee termination costs of $78 million and other costs, such as lease and other contract cancellation costs, totaling $18 million associated with the merging of UTP's businesses into ARCO's operations. At December 31, 1998, ARCO had terminated 279 of the 357 employees to be terminated and had paid out $52 million against the liability for severance payments. The remaining cash costs for severance, office lease and software maintenance contract buyouts totaling $37 million are expected to be paid out by the end of 2000. The group of employees terminated included U.S. citizens employed in exploration and production operations and corporate headquarters personnel. In addition, there were $7 million of non-cash charges.

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

Coal

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

     As of February 1999, ARCO has disposed of its interests in two Australian coal mines. ARCO disposed of its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture. After those dispositions the carrying value of the remaining Australian assets was $56 million at February 12, 1999. At December 31, 1998, the carrying value of the Australian coal assets was $197 million and was included in net assets of discontinued operations on the balance sheet. Beginning in January 1999, ARCO suspended depreciation on the Australian coal assets (1998 annual depreciation was $23 million). ARCO has recorded a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets. A gain of approximately $200 million on the sale of U.S. coal operations has been deferred (by reducing the net assets of discontinued operations) until the disposition of the remaining Australian coal assets is completed in 1999 and the actual loss can be determined.

Chemical

     In July 1998, ARCO tendered its entire interest of 80 million shares of ARCO Chemical Company common stock to Lyondell Petrochemical Company (Lyondell) for $57.75 per share, or total cash proceeds of approximately $4.6 billion. ARCO recorded an after-tax gain of approximately $1.1 billion in the third quarter of 1998 from the sale of the shares.

     As part of the acquisition of UTP, ARCO determined it would sell UTP's petrochemical business. ARCO expects to complete the sale by March 31, 1999. At December 31, 1998, the carrying value of these assets was $142 million and was included in the net assets of discontinued operations on the balance sheet. If depreciation had not been suspended for the last six months of 1998, the petrochemical business would have had a loss of $5 million. ARCO has recorded a $33 million after-tax provision for loss on the sale of the assets.

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

     Long-term benefits will be paid after retirement over the remaining lives of the recipients or, for pension benefits, in a lump sum upon election. Long-term benefits have been accrued in accordance with SFAS No. 88. Severance and ancillary costs will be paid over the next two years. No significant amounts have been paid as of December 31, 1998.

     In addition, the Company recorded a pretax charge of $20 million related to office space and facilities that will be vacated with no future economic benefit. Cash payments will be made through 2005, the remaining term of the lease.

     During 1997, ARCO recorded pretax charges of $67 million for personnel reductions in refining and marketing operations and corporate headquarters. As of December 31, 1998, $45 million was paid and $11 million was transferred to reserves for the 1998 program, with a balance of $11 million to be paid within the next year. The transfer was necessary because when the 1998 program was announced, certain employees who had not yet terminated under the 1997 program became eligible for 1998 program benefits. Approximately 400 people terminated under the 1997 program.

     The 1996 charge of $26 million represents the amount by which the costs of restructuring actions, originally estimated and recorded in 1994, were underaccrued, primarily because of additional terminations, as determined upon finalization of that program in the first quarter of 1996.

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

     During 1998, a $1.4 billion impairment was recorded on E&P assets. See detail under "Expenses" in Management's Discussion and Analysis.

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

     At December 31, 1998, ARCO had unused letters of credit totaling approximately $418 million.

Note 12  Long-term Debt

Long-term debt at December 31 comprised the following:

Millions                                                       1998     1997
-----------------------------------------------------------------------------
8 1/4%, due in 2022                                          $  245   $  245
8 1/2%, due in 2012                                             178      178
8 3/4%, due in 2032                                             159      159
9%, due in 2021                                                 209      209
9%, due in 2031                                                  97       97
9 1/8%, due in 2011                                             253      253
9 1/8%, due in 2031                                             155      155
9 7/8%, due in 2016                                             181      181
10 7/8%, due in 2005                                            410      410
Series A Medium - Term Notes, (b) 8.48% (a)                     110      182
Series B Medium - Term Notes, (c) 8.34% (a)                     250      250
ARCO Tresop Notes, 5.06%/(a)/                                    88      163
Variable rate, due in 2031, 3.28%/(a)/                          265      265
Variable rate, due in 2032, 4.96%/(a)/                          108      108
Vastar:
 Commercial paper, 6.0%/(a)/                                    219      373
 LIBOR Revolving Credit Agreement, 5.6%/(a)/                    320        -
 6% Putable/Callable Notes, due in 2010                         100        -
 6.39%, due in 2008                                              50        -
 6.95%, due in 2006                                              75       75
 6.96%, due in 2007                                              75       75
 8.75%, due in 2005                                             149      149
Union Texas Petroleum:
 6.66%, due in 2002                                             100        -
 7.34%, due in 1999                                             179        -
 7.40%, due in 2038                                             150        -
 8 1/4%, due in 1999                                            100        -
 8 3/8%, due in 2005                                            125        -
 8 1/2%, due in 2007                                             75        -
Other                                                           306      256
                                                            -----------------
Total, including debt due within one year                     4,731    3,783
                                                            -----------------
Less debt due within one year                                   399      164
                                                            -----------------
Long-term debt                                               $4,332   $3,619
                                                            =================

(a) Weighted average of interest rates at December 31, 1998.
(b) Maturities vary through 2011.
(c) Maturities vary through 2012.

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

                                              1998                  1997
                                      ------------------------------------------
Millions                               Pension     Other     Pension     Other
--------------------------------------------------------------------------------
Plan Obligations
  Benefit obligation at January 1      $(2,498)    $(588)    $(2,495)    $(612)
  Service cost                             (53)       (7)        (53)       (7)
  Interest cost                           (173)      (39)       (174)      (40)
  Actuarial (loss) gain                    (96)       (4)        (18)       17
  Benefits paid                            311        51         242        54
  Special termination benefits            (128)      (19)          -         -
  Acquisition                             (185)      (24)          -         -
  Divestiture                                -        14           -         -
                                      ------------------------------------------
  Benefit obligation at December 31    $(2,822)    $(616)    $(2,498)    $(588)
                                      ==========================================
Plan Assets
  Fair value of assets at January 1    $ 2,710     $   -     $ 2,543     $   -
  Actual return on assets                  264         -         374         -
  Company contributions                     69         -          35         -
  Benefits paid                           (311)        -        (242)        -
  Acquisition                              154         -           -         -
                                      ------------------------------------------
  Fair value of assets at December 31  $ 2,886     $   -     $ 2,710     $   -
                                      ==========================================
Funded Status
  Assets greater (less) than
    obligations                        $    64     $(616)    $   212     $(588)
  Unrecognized actuarial loss              300        53         195        45
  Unrecognized prior service cost
    (benefit)                              133      (206)        142      (221)
  Unrecognized transition obligation      (200)        -        (227)        -
                                      ------------------------------------------
Total recognized                       $   297     $(769)    $   322     $(764)
                                      ==========================================
Balance Sheet Recognition
  Prepaid benefits                     $   459     $   -     $   439     $   -
  Accrued liabilities                     (257)     (769)       (219)     (764)
  Intangible asset                          20         -          23         -
  Accumulated other comprehensive
    income                                  75         -          79         -
                                      ------------------------------------------
Total recognized                       $   297     $(769)    $   322     $(764)
                                      ==========================================

     The projected benefit obligation, accumulated benefit obligation (ABO), and fair value of plan assets for pension plans with ABO in excess of plan assets were $285, $247 and $0, respectively, at December 31, 1998, and $245, $219 and $0, respectively, at December 31, 1997.

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

     In October 1998, through a three-way exchange involving ARCO, Vastar and Mobil, ARCO disposed of its California heavy crude properties. In the transaction, an ARCO subsidiary holding the California properties traded the California properties for Mobil's interests in producing fields and exploration acreage in the Gulf of Mexico, and then Vastar purchased the ARCO subsidiary holding the Gulf of Mexico properties. ARCO sold the subsidiary to Vastar for $437 million, including the assumption of $300 million of debt. In connection with the disposition, ARCO recorded an impairment writedown of $147 million before tax, or $114 million after tax, that was included in the impairment discussed in Note 10.

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

    10.1(f)*    Amendment No. 5 to the Atlantic Richfield Company
                Supplementary Executive Retirement Plan, effective as of May 1, 1997, filed herewith.**

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

    10.2(f)* Amendment No. 5 to the Atlantic Richfield Company Executive Deferral Plan, effective as of May 1, 1997, filed herewith.**

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

    10.4* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective January 1, 1997, filed herewith.**

    10.5(a)* Annual Incentive Plan, as adopted by the Board of Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

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

    10.7(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed herewith.**

    10.7(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed herewith.**

    10.7(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Life Insurance Plan, effective May 1, 1997, filed herewith.**

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

    10.8(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective May 1, 1997, filed herewith.**

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

    21          Subsidiaries of the Registrant.**

    23          Consent of PricewaterhouseCoopers LLP.

    24          Power of Attorney.

    27          Financial Data Schedule.**

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
--------
 * Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.
** Previously filed on February 23, 1999.

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

                                          PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 1999

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


March 10, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

          *Mike R. Bowlin            Chairman of the Board and     March 10, 1999
____________________________________  Chief Executive Officer
           Mike R. Bowlin


         *Marie L. Knowles           Executive Vice President and  March 10, 1999
____________________________________  Chief Financial Officer
          Marie L. Knowles
    Principal financial officer


          *Frank D. Boren            Director                      March 10, 1999
____________________________________
           Frank D. Boren


            *John Gavin              Director                      March 10, 1999
____________________________________
             John Gavin


            *Kent Kresa              Director                      March 10, 1999
____________________________________
             Kent Kresa

             Signature                           Title                  Date
             ---------                           -----                  ----

       *David T. McLaughlin          Director                      March 10, 1999
____________________________________
        David T. McLaughlin


         *John B. Slaughter          Director                      March 10, 1999
____________________________________
         John B. Slaughter


          *Gary L. Tooker            Director                      March 10, 1999
____________________________________
           Gary L. Tooker


           *Henry Wendt              Director                      March 10, 1999
____________________________________
            Henry Wendt


         *Gayle E. Wilson            Director                      March 10, 1999
____________________________________
          Gayle E. Wilson


     /s/ Allan L. Comstock           Vice President and            March 10, 1999
____________________________________  Controller
         Allan L. Comstock
    Principal accounting officer

*By:   /s/ Allan L. Comstock
  ____________________________
       Allan L. Comstock
       (Attorney-in-Fact)

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

  4.1 Rights Agreement dated as of July 24, 1995 between ARCO and First Chicago Trust Company of New York, as Rights Agent, filed with the Commission as Exhibit 4 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1995, under File No. 1-1196 and in corporated herein by reference.


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

 10.1(e)* Amendment No. 4 to the Atlantic Richfield Company Supplementary Execu tive Retirement Plan, effective as of August 1, 1997, filed with the Commission as Exhibit 10.1 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1998, under File No. 1-1196 and incorporated herein by reference.

 10.1(f)* Amendment No. 5 to the Atlantic Richfield Company Supplementary
          Executive Retirement Plan, effective as of May 1, 1997, filed herewith.**

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

 10.2(f)* Amendment No. 5 to the Atlantic Richfield Company Executive Deferral
          Plan, effective as of May 1, 1997, filed herewith.**

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

 10.4* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective January 1, 1997, filed herewith.**

 10.5(a)* Annual Incentive Plan, as adopted by the Board of Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994, filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-K for the year 1994, under File No. 1-1196 and incorporated herein by reference.

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

 10.7(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed herewith.**

 10.7(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed herewith.**

 10.7(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Life Insurance Plan, effective May 1, 1997, filed herewith.**

 10.8(a)* Atlantic Richfield Company Executive Long-Term Disability Plan-- Summary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.9 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

 10.8(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.9(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

 10.8(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective May 1, 1997, filed herewith.**

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

 21        Subsidiaries of the Registrant.**

 23        Consent of PricewaterhouseCoopers LLP.

 24        Power of Attorney.

 27        Financial Data Schedule.**

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
-------
 * Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.
** Previously filed on February 23, 1999.