Form 10-K405/A
period 1998-12-31
ATLANTIC RICHFIELD CO /DE
filed 1999-03-17
CIK 775483

                                      1998

                               ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                 March 17, 1999

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

  In October 1998, through a three-way transaction involving ARCO, Vastar and Mobil Exploration & Producing U.S. Inc., ARCO disposed of its California heavy crude oil properties in the San Joaquin Valley. In the three-way transaction, an ARCO subsidiary holding the California properties traded them for Mobil's interests in 23 producing fields and exploration acreage in the Gulf of Mexico. The California properties had average production of 37,000 barrels per day
(BPD) in October 1998, and accounted for proved reserves of 148 MMBOE. In connection with the disposition of the heavy crude oil properties, ARCO took an impairment writedown of $114 million after-tax in 1998. ARCO then sold the ARCO subsidiary to Vastar for a net purchase price of approximately $437 million comprised of cash and the assumption of $300 million of indebtedness to ARCO. The indebtedness matures in 2003. Vastar added approximately 60 MMBOE of proved reserves as a result of this acquisition.

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

     Previously, the company entered into a 10-year purchase agreement with ARCO Chemical providing for the delivery of fixed quantities of methyl tertiary butyl ether (MTBE) at a fixed price approximating the then-market price. Over the last several years the spot market price of MTBE has declined; however, provision for loss on the contract was not necessary because ARCO Chemical was a consolidated, majority-owned subsidiary of the company. ARCO believes that, at the date of sale of ARCO Chemical to Lyondell, the pricing terms were above-market as compared to similar toll-based contracts.

     The above-market MTBE contract value was reflected in the sale price of the company's interest in ARCO Chemical. As a result, ARCO has deferred $313 million of the pre-tax gain on sale of the ARCO Chemical interest. This deferral represents the estimated discounted present value of the difference over the remaining term of the contract between the contract price and the spot market price for MTBE. ARCO does not expect that the above-market differential will decrease over the remaining term.

     The deferral will be amortized over the remaining term of the contract on a straight-line basis. The amortization and recognition of imputed interest will have a net favorable impact of approximately $10 million after tax per quarter on earnings of the refining and marketing segment through the end of the contract in 2002.

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

     In the fourth quarter of 1998, after a year-long decline in crude oil prices, ARCO determined that part of the oil price decline that had taken place was permanent. Accordingly, ARCO revised its official crude oil price forecast used for economic decision making during the 4th quarter of 1998. This forecast is based on a West Texas Intermediate (WTI) benchmark price of $15/bbl in 1999, $16/bbl in 2000, and $17/bbl in 2001, with 2% escalation thereafter. While current crude oil prices are below $15/bbl, many oil industry expert forecasts consider crude oil prices in the $12/bbl range to be unusually low and inappropriate for economic decision making. ARCO used a benchmark price of $12.05/bbl in preparing its December 31, 1998 Supplemental Oil & Gas Information.

     In accordance with SFAS 121, ARCO performed an impairment review to determine whether any of ARCO's oil and gas properties were impaired based on the new crude oil price forecast. Net undiscounted cash flows before tax were calculated and compared to the net book value on a field-by-field basis. This included cash flows from proved developed, proved undeveloped and potential oil and gas reserves, which included both producing and non-producing reserves. The potential reserves were calculated on a risk-weighted basis to include the uncertainties associated with field size, reservoir performance, technological development and commercial risk. Significant downward revisions of these oil and gas reserves could result in material impairment provisions in future years. Where appropriate, contracted prices were used but did not materially impact the result. For those fields where the net book value exceeded the net undiscounted cash flows before tax, the discounted future cash flows before tax were calculated using a 10% discount rate factor. This resulted in a pre-tax impairment charge of $1.4 billion. ARCO tested a downside case using WTI benchmark crude oil prices of $1/bbl lower than each year of its official forecast. ARCO believes that prices below $14/bbl are not sustainable and like most commodities will cycle around their historical midpoints. The impaired properties included former UTP properties in Pakistan, Venezuela and the U.K. North Sea, as well as other ARCO properties in California, the U.K. North Sea, North Africa and the Middle East.

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

Revenue Recognition

Revenues are generally recognized upon the passage of title, net of royalties, if applicable.

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

Long-lived assets are assessed for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, whenever events indicate the carrying amount may not be recoverable. If undiscounted future cash flows are less than the carrying amount, an impairment loss is recognized to the extent the carrying amount exceeds future discounted cash flows. For proved oil and gas properties, the assessment is performed on an individual field basis.

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

     The acquisition is being accounted for as a purchase. The results of operations of UTP are included in the consolidated financial statements of ARCO as of July 1, 1998. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed and there are no contingencies or other matters that could affect the allocation of the purchase cost. The liabilities assumed included employee termination costs of $78 million and other costs, such as lease and other contract cancellation costs, totaling $18 million associated with the merging of UTP's businesses into ARCO's operations. At December 31, 1998, ARCO had terminated 279 of the 357 employees to be terminated and had paid out $52 million against the liability for severance payments. The remaining cash costs for severance, office lease and software maintenance contract buyouts totaling $37 million are expected to be paid out by the end of 2000. In addition, there were $7 million of non-cash charges. The group of employees terminated included U.S. citizens employed in exploration and production operations and corporate headquarters personnel.

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

Chemical

     In July 1998, ARCO tendered its entire interest of 80 million shares of ARCO Chemical Company common stock to Lyondell Petrochemical Company (Lyondell) for $57.75 per share, or total cash proceeds of approximately $4.6 billion. After deferral of $313 million of the pretax gain, ARCO recorded an after-tax gain of approximately $1.1 billion in the third quarter of 1998 from the sale of the shares. The deferral represents the estimated discounted present value of the difference over the remaining term of an above-market MTBE contract between ARCO and ARCO Chemical and the spot market price for MTBE. The deferral will be amortized over the remaining term of the contract, ending in 2002, on a straight-line basis.

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

     The following table summarizes the liabilities related to the 1998 restructuring program, including $11 million transferred from the 1997 program discussed below:

($ Millions)                                Funded        Unfunded
                         Short-term       Long-term      Long-term
Terminations               Benefits(a)    Benefits(b)    Benefits(c)    Total
------------------------------------------------------------------------------

1,212                          $93             $90            $56        $239


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

     During 1997, ARCO recorded pretax charges of $67 million for personnel reductions in refining and marketing operations and corporate headquarters. As of December 31, 1998, $45 million was paid and $11 million was transferred to reserves for the 1998 program, with a balance of $11 million to be paid within the next year. The transfer was necessary because when the 1998 program was announced, certain employees who had not yet terminated under the 1997 program became eligible for 1998 program benefits. Approximately 480 employees were originally planned to terminate under the 1997 program. Approximately 400 people terminated under the 1997 program, with approximately 80 transferred to the 1998 program.

     The 1996 charge of $26 million represents the amount by which the costs of restructuring actions, originally estimated and recorded in 1994, were underaccrued, primarily because of additional terminations. Approximately 2,200 employees were originally planned to be terminated under the 1994 plan; approximately 2,450 were actually terminated.

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

     In the fourth quarter of 1998, after a year-long decline in crude oil prices, ARCO determined that part of the oil price decline that had taken place was permanent. Accordingly, ARCO revised its official crude oil price forecast used for economic decision making during the fourth quarter of 1998. This forecast is based on a West Texas Intermediate (WTI) benchmark price of $15/bbl in 1999, $16/bbl in 2000, and $17/bbl in 2001, with 2% escalation thereafter. While current crude oil prices are below $15/bbl, many oil industry expert forecasts consider crude oil prices in the $12/bbl range to be unusually low and inappropriate for economic decision making. ARCO used a benchmark price of $12.05/bbl in preparing its December 31, 1998 Supplemental Oil & Gas Information.

     In accordance with SFAS 121, ARCO performed an impairment review to determine whether any of ARCO's oil and gas properties were impaired based on the new crude oil price forecast. Net undiscounted cash flows before tax were calculated and compared to the net book value on a field-by-field basis. This included cash flows from proved developed, proved undeveloped and potential oil and gas reserves, which included both producing and non-producing reserves. The potential reserves were calculated on a risk-weighted basis to include the uncertainties associated with field size, reservoir performance, technological development and commercial risk. Where appropriate, contracted prices were used but did not materially impact the result. For those fields where the net book value exceeded the net undiscounted cash flows before tax, the discounted future cash flows before tax were calculated using a 10% discount rate factor. This resulted in a pre-tax impairment charge of $1.4 billion. ARCO tested a downside case using WTI benchmark crude oil prices of $1/bbl lower than each year of its official forecast. ARCO believes that prices below $14/bbl are not sustainable and like most commodities will cycle around their historical midpoints. The impaired properties included former UTP properties in Pakistan, Venezuela and the U.K. North Sea, as well as other ARCO properties in California, the U.K. North Sea, North Africa and the Middle East.

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

     In October 1998, through a three-way exchange involving ARCO, Vastar and Mobil, ARCO disposed of its California heavy crude properties. In the transaction, an ARCO subsidiary holding the California properties traded the California properties for Mobil's interests in producing fields and exploration acreage in the Gulf of Mexico. In connection with the disposition, ARCO recorded an impairment writedown of $147 million before tax, or $114 million after tax, that was included in the impairment discussed in Note 10. Vastar then purchased the ARCO subsidiary holding the Gulf of Mexico properties for $437 million, including the assumption of $300 million of debt.

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

Los Angeles, California
March 16, 1999

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


March 16, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----
          *Mike R. Bowlin            Chairman of the Board and     March 16, 1999
____________________________________  Chief Executive Officer
           Mike R. Bowlin

         *Marie L. Knowles           Executive Vice President and  March 16, 1999
____________________________________  Chief Financial Officer
          Marie L. Knowles
    Principal financial officer

          *Frank D. Boren            Director                      March 16, 1999
____________________________________
           Frank D. Boren

            *John Gavin              Director                      March 16, 1999
____________________________________
             John Gavin

            *Kent Kresa              Director                      March 16, 1999
____________________________________
             Kent Kresa

             Signature                           Title                  Date
             ---------                           -----                  ----

       *David T. McLaughlin          Director                      March 16, 1999
____________________________________
        David T. McLaughlin

         *John B. Slaughter          Director                      March 16, 1999
____________________________________
         John B. Slaughter

          *Gary L. Tooker            Director                      March 16, 1999
____________________________________
           Gary L. Tooker

           *Henry Wendt              Director                      March 16, 1999
____________________________________
            Henry Wendt

         *Gayle E. Wilson            Director                      March 16, 1999
____________________________________
          Gayle E. Wilson

     /s/ Allan L. Comstock           Vice President and            March 16, 1999
____________________________________  Controller
         Allan L. Comstock
    Principal accounting officer

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