Form 10-Q
period 1999-03-31
ATLANTIC RICHFIELD CO /DE
filed 1999-05-07
CIK 775483

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                               ________________

                                   FORM 10-Q
                               ________________


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ________________


For the quarterly period ended March 31, 1999      Commission file number 1-1196

                                ________________


                           ATLANTIC RICHFIELD COMPANY
             (Exact name of registrant as specified in its charter)

                               _________________


         Delaware                                          23-0371610
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 333 South Hope Street Los Angeles, California                   90071
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

  Number of shares of Common Stock, $2.50 par value, outstanding as of March 31, 1999: 321,952,768.

                         PART I.  FINANCIAL INFORMATION

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                        CONSOLIDATED STATEMENT OF INCOME

                                                    Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------   -----------
                                                            (Restated)
(Millions except per share amounts)

Revenues
  Sales and other operating revenues.............   $2,415        $2,536
  Other revenues.................................      136           110
                                                    ------        ------
                                                     2,551         2,646
                                                    ------        ------
Expenses
  Trade purchases................................      800           986
  Operating expenses.............................      566           535
  Selling, general and administrative expenses...      152           183
  Depreciation, depletion and amortization.......      483           352
  Exploration expenses (including undeveloped
    leasehold amortization)......................       74           149
  Taxes other than income taxes..................      120           154
  Interest.......................................       95            97
                                                    ------        ------
                                                     2,290         2,456
                                                    ------        ------

Income from continuing operations before
  income taxes and minority interest.............      261           190
Provision for taxes on income....................       93            47
Minority interest in earnings of subsidiaries....        3             9
                                                    ------        ------

Income from continuing operations................      165           134

Income from discontinued operations, net of
  income taxes of $0 (1999) and $46 (1998).......        -            86
                                                    ------        ------

Net Income.......................................   $  165        $  220
                                                    ======        ======

Earned per Share
  Basic
    Continuing operations........................   $  .51        $  .42
    Discontinued operations......................        -           .27
                                                    ------        ------
    Net income...................................   $  .51        $  .69
                                                    ======        ======

  Diluted
    Continuing operations........................   $  .51        $  .41
    Discontinued operations......................        -           .26
                                                    ------        ------
    Net income...................................   $  .51        $  .67
                                                    ======        ======
Cash Dividends Paid per Share of Common Stock....   $.7125        $.7125
                                                     =====         =====




        The accompanying notes are an integral part of these statements.

                           ATLANTIC RICHFIELD COMPANY
                           CONSOLIDATED BALANCE SHEET


                                                      March 31,   December 31,
                                                        1999          1998
                                                      ---------   ------------

(Millions)

Assets
Current assets:
  Cash and cash equivalents........................     $   790        $   657
  Short-term investments...........................         248            260
  Accounts receivable..............................       1,018          1,002
  Inventories......................................         489            475
  Prepaid expenses and other current assets........         228            317
                                                        -------        -------
  Total current assets.............................       2,773          2,711
                                                        -------        -------

Investments and long-term receivables:
  Investments accounted for on the equity method...       1,223          1,235
  Other investments and long-term receivables......       1,023            831
                                                        -------        -------
                                                          2,246          2,066
                                                        -------        -------


Net property, plant and equipment..................      18,942         18,762

Net assets of discontinued operations..............          64            339
Deferred charges and other assets..................       1,338          1,321
                                                        -------        -------

Total assets.......................................     $25,363        $25,199
                                                        =======        =======







        The accompanying notes are an integral part of these statements.

                           ATLANTIC RICHFIELD COMPANY
                           CONSOLIDATED BALANCE SHEET


                                                     March 31,    December 31,
                                                        1999          1998
                                                     ----------   -------------

(Millions)

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable...................................     $ 2,564         $ 2,403
  Accounts payable................................         830             976
  Long-term debt due within one year..............         199             399
  Taxes payable...................................         828             634
  Other...........................................         897           1,285
                                                       -------         -------

  Total current liabilities.......................       5,318           5,697
                                                       -------         -------

Long-term debt....................................       4,618           4,332
Deferred income taxes.............................       3,279           3,318
Dismantlement, restoration and reclamation........       1,082           1,058
Other deferred liabilities and credits............       2,958           2,955
Minority interest.................................         262             259
                                                       -------         -------

  Total liabilities...............................      17,517          17,619
                                                       -------         -------

Stockholders' equity:
  Preference stocks...............................           1               1
  Common stock....................................         815             815
  Capital in excess of par value of stock.........         858             863
  Retained earnings...............................       6,525           6,589
  Treasury stock..................................        (313)           (344)
  Accumulated other comprehensive income (loss)...         (40)           (344)
                                                       -------         -------

  Total stockholders' equity......................       7,846           7,580
                                                       -------         -------

Total liabilities and stockholders' equity........     $25,363         $25,199
                                                       =======         =======






        The accompanying notes are an integral part of these statements.

                           ATLANTIC RICHFIELD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Three Months Ended
                                                                     March 31,
                                                               ----------------------
                                                                  1999        1998
                                                               ----------  ----------
(Millions)                                                                 (Restated)

Cash flows from operating activities:
Net income from continuing operations.......................   $ 165            $ 134
Adjustments to reconcile net income from continuing
 operations to net cash provided by operating activities:
  Depreciation, depletion and amortization..................     483              352
  Dry hole expense and undeveloped leasehold amortization...      21               63
  Net gain on asset sales...................................     (14)             (21)
  Income from equity investments............................      (7)              (8)
  Dividends from equity investments.........................      20                1
  Minority interest in earnings of subsidiaries.............       3                9
  Cash payments greater than noncash provisions.............    (125)             (47)
  Deferred income taxes.....................................      (5)              21
  Changes in working capital accounts.......................    (296)            (160)
  Other.....................................................     (43)              41
                                                               -----            -----

   Net cash provided by operating activities................     202              385
                                                               -----            -----

Cash flows from investing activities:
  Additions to fixed assets (including dry hole costs)......    (760)            (755)
  Net cash provided (used) by short-term investments........       5               (8)
  Proceeds from asset sales.................................     577               45
  Investments and long-term receivables.....................      (2)             (17)
  Other.....................................................      27              (25)
                                                               -----            -----

   Net cash used by investing activities....................    (153)            (760)
                                                               -----            -----

Cash flows from financing activities:
  Repayments of long-term debt..............................    (549)             (52)
  Proceeds from issuance of long-term debt..................     634               68
  Net cash provided by notes payable........................     202              570
  Dividends paid............................................    (229)            (229)
  Other.....................................................      13               10
                                                               -----            -----

   Net cash provided by financing activities................      71              367
                                                               -----            -----

Cash flows from discontinued operations.....................      21               52

Effect of exchange rate changes on cash.....................      (8)               1
                                                               -----            -----

Net increase in cash and cash equivalents...................     133               45

Cash and cash equivalents at beginning of period............     657              434
                                                               -----            -----

Cash and cash equivalents at end of period..................   $ 790            $ 479
                                                               =====            =====



        The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE A.  Accounting Policies.

Basis of Presentation.

  The foregoing financial information is unaudited and has been prepared from the books and records of the Company. Certain previously reported amounts have been restated to conform to classifications adopted in 1999. Unless otherwise stated, the Notes to Consolidated Financial Statements exclude discontinued operations. In the opinion of the Company, the financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.


NOTE B.  Comprehensive Income.

  Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO's comprehensive income for the three-month periods ended March 31, 1999 and 1998 was as follows:

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
(Millions)                                             1999       1998
                                                     ---------   ------

      Net income..................................    $ 165      $ 220
      Other comprehensive income:
        Net unrealized gain (loss) on investments (a)   111       (186)
        Foreign currency translation adjustment...      193         (4)
                                                      -----      -----

      Comprehensive income........................    $ 469      $  30
                                                      =====      =====

  (a) Primarily consists of changes in the fair value of ARCO's investment in LUKOIL, which had a fair value of approximately $411 million at March 31, 1999, compared to a fair value of approximately $225 million at December 31, 1998. The unrealized pretax gain in the LUKOIL investment at March 31, 1999, was $69 million.

  Accumulated nonowner changes in equity (accumulated other comprehensive income) at March 31, 1999 and December 31, 1998 were as follows:

                                                             March 31,    December 31,
                                                               1999          1998
                                                            ----------    ------------
      (Millions)
      Net unrealized gain (loss) on investments.........       $  36         $ (75)
      Foreign currency translation adjustment...........         (29)         (222)
      Minimum pension liability.........................         (47)          (47)
                                                               -----         -----

        Accumulated other comprehensive income (loss)...       $ (40)        $(344)
                                                               =====         =====


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Interim Segment Information.

March 31, 1999
--------------

                            Exploration         Refining &        All
(Millions)                  & Production        Marketing        Other       Unallocated      Total
                            ------------        ---------       -------      -----------     -------
Sales and other
 operating revenues.....        $ 1,304          $ 1,306        $   17         $    2        $ 2,629
Intersegment revenues...           (211)               -            (1)            (2)          (214)
                                -------          -------        ------         ------        -------
Total...................        $ 1,093          $ 1,306        $   16         $    -        $ 2,415
                                =======          =======        ======         ======        =======

Income from continuing
 operations.............        $    89          $   129        $   24         $  (77)       $   165
Income from discontinued
 operations.............              -                -             -              -              -
                                -------          -------        ------         ------        -------

Net income..............        $    89          $   129        $   24         $  (77)       $   165
                                =======          =======        ======         ======        =======

Segment assets..........        $18,168          $ 4,124        $  922         $2,149        $25,363
                                =======          =======        ======         ======        =======

 December 31, 1998
 -----------------
Segment assets..........        $18,203          $ 3,826        $1,119         $2,051        $25,199
                                =======          =======        ======         ======        =======

March 31, 1998
--------------
(Restated)
                            Exploration         Refining &        All
(Millions)                  & Production        Marketing        Other       Unallocated      Total
                            ------------        ---------       -------      -----------     -------
Sales and other
 operating revenues.....        $ 1,538          $ 1,352        $   40         $    2        $ 2,932
Intersegment revenues...           (361)             (12)          (21)            (2)          (396)
                                -------          -------        ------         ------        -------
Total...................        $ 1,177          $ 1,340        $   19         $    -        $ 2,536
                                =======          =======        ======         ======        =======

Income from continuing
 operations.............        $   182          $    19        $   24         $  (91)       $   134
Income from discontinued
 operations.............              -                -             -             86             86
                                -------          -------        ------         ------        -------

Net income..............        $   182          $    19        $   24         $  (5)        $   220
                                =======          =======        ======         ======        =======


     The Company's coal and chemical operations have been reported as discontinued since March 31, 1998 and June 30, 1998, respectively. Accordingly, at December 31, 1998 and March 31, 1999, the income from and net assets of discontinued operations are included with unallocated items in the segment presentation above. The prior period has been restated to conform to the current presentation.

     The amortization and recognition of imputed interest associated with a gain deferred in conjunction with the sale of the chemicals operations had a favorable impact of approximately $10 million after tax on Refining and Marketing earnings in the first quarter 1999.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE D.  Investments.

  At March 31, 1999 and 1998, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from one day to 10 years. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At March 31, 1999 and 1998, all investments were classified as available-for-sale and were reported at fair value, with unrealized holding gains and losses, net of tax, reported in accumulated other comprehensive income (loss).

  The following summarizes investments in securities at March 31:

(Millions)                                                                     1999      1998
                                                                              -------   -------
        Aggregate fair value..........................................        $  869    $1,675
        Gross unrealized holding losses...............................            14         2
        Gross unrealized holding gains................................           (73)     (684)
                                                                              ------    ------

        Amortized cost................................................        $  810    $  993
                                                                              ======    ======

      Investment activity for the three months ended March 31 was as follows:

        (Millions)                                                              1999      1998
                                                                              ------    ------

        Gross purchases...............................................        $2,285    $4,802
        Gross sales...................................................           445       124
        Gross maturities..............................................         2,078     4,598

Gross realized gains and losses were insignificant and were determined by the specific identification method.


NOTE E.  Inventories.

  Inventories at March 31, 1999 and December 31, 1998 comprised the following:

                                                March 31,   December 31,
                                                  1999          1998
                                                ---------   ------------
        (Millions)

        Crude oil and petroleum products.....       $ 226          $ 220
        Other products.......................          27             24
        Materials and supplies...............         236            231
                                                    -----          -----

          Total..............................       $ 489          $ 475
                                                    =====          =====


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F.  Capital Stock.

  Detail of the Company's capital stock was as follows:

                                                                   March 31,   December 31,
                                                                     1999          1998
                                                                   ---------   ------------
      (Thousands)

      $3.00 Cumulative convertible preference stock, par $1.....    $     50       $     52
      $2.80 Cumulative convertible preference stock, par $1.....         564            573
      Common stock, par $2.50...................................     814,921        814,673
                                                                    --------       --------
        Total...................................................    $815,535       $815,298
                                                                    ========       ========


NOTE G.  Capitalization of Interest.

  Interest expense excludes capitalized interest of $39 million and $16 million for the three-month periods ended March 31, 1999 and 1998, respectively.


NOTE H.  Restructuring Programs.

  During 1998, ARCO recorded pretax charges of $229 million for the costs of eliminating over 1,200 positions, primarily exploration and production technical support, international exploration and production support operations and the corporate headquarters. The following table summarizes the liabilities related to the 1998 restructuring program, including $11 million transferred from the 1997 program to cover those people who had not yet terminated under the 1997 program and became eligible for the 1998 program:

($ Millions)
                                                 Funded        Unfunded
                                Short-term     Long-term      Long-term
           Terminations        Benefits (a)   Benefits (b)   Benefits (c)   Total
           ------------        ------------   ------------   ------------   -----
               1,212             $93            $90            $56           $239


      (a) Severance and ancillary benefits such as relocation and outplacement.
      (b) Net increase in pension benefits to be paid from assets of qualified plans.
      (c) Net increase in non-qualified pension benefits and other postretirement benefits to be paid from Company funds.

Through March 31, 1999, approximately 590 employees have been terminated and approximately $41 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments.

UTP Restructure.

As part of the purchase price allocation for the purchase of UTP in 1998, the company established a $78 million provision for the termination of 357 employees resulting

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED from the integration of UTP into ARCO's operations. At March 31, 1999, 299 employees have been terminated and a total of $68 million in severance benefits has been paid. The group of employees terminated included U.S. citizens employed in exploration and production operations and corporate headquarters personnel.



NOTE I.  Income Taxes.

   Provision for taxes on income:                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                                         ---------
                                                                                                   1999           1998
                                                                                                ----------      ---------
     (Millions)                                                                                                 (Restated)
     Federal:
      Current...................................................................................   $   41           $ (10)
      Deferred..................................................................................       11              27
                                                                                                   ------          ------
                                                                                                       52              17
                                                                                                   ------          ------
     Foreign:
      Current...................................................................................       45              28
      Deferred..................................................................................      (17)            (10)
                                                                                                   ------          ------
                                                                                                       28              18
                                                                                                   -------         ------
     State:
      Current...................................................................................       12               8
      Deferred..................................................................................        1               4
                                                                                                   ------          ------
                                                                                                       13              12
                                                                                                   -------         ------
       Total....................................................................................   $   93           $  47
                                                                                                   ======          ======

     Reconciliation of provision for taxes on income with tax at federal statutory rate:


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                            ---------
                                                                                    1999                   1998
                                                                                  ---------              ---------

                                                                                      Percent of              Percent of
                                                                                        Pretax                  Pretax
                                                                           Amount       Income       Amount     Income
                                                                         ---------     --------    ---------    ---------
(Millions)                                                                                               (Restated)
Income from continuing operations before
 income taxes and minority interest..................................     $ 261          100.0        $ 190        100.0
                                                                          =====         ======       ======       ======
Tax at federal statutory rate........................................     $  91           35.0        $  67         35.0
Increase (reduction) in taxes resulting from:
 Subsidiary stock transaction........................................         -              -          (13)        (6.8)
 Taxes on foreign income in excess of
  statutory rate.....................................................        21            8.0           20         10.5
 State income taxes (net of federal
  effect)............................................................         8            3.1            8          4.2
 Tax credits.........................................................       (24)          (9.2)         (31)       (16.3)
 Other...............................................................        (3)          (1.3)          (4)        (1.9)
                                                                          -----         ------       ------       ------
Provision for taxes on income........................................     $  93           35.6        $  47         24.7
                                                                          =====         ======       ======       ======

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Discontinued Operations.

  In first quarter 1999, ARCO disposed of its interests in two Australian coal mines. ARCO disposed of its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture. At March 31, 1999, the carrying value of the remaining Australian assets was $64 million and was included in net assets of discontinued operations on the balance sheet. Beginning in January 1999, ARCO suspended depreciation on the Australian coal assets (1998 annual depreciation was $23 million). In 1998, ARCO recorded a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets.

  As part of the acquisition of UTP, ARCO determined it would sell UTP's petrochemical business. In March 1999, ARCO sold the UTP petrochemical business to Williams Energy Services. At March 31, 1999, the carrying value of UTP's net petrochemical assets, which included a $33 million after-tax provision for loss on the sale of UTP's assets, was zero.

  Revenues and income from discontinued operations for the three months ended March 31, 1999 and 1998 were:


                                 March 31,   March 31,
                                   1999        1998
                                 ---------   ---------
        (Millions)

        Revenues:
          ARCO Chemical.......   $      -       $  934
          Coal operations.....         26          141
          UTP petrochemical...         24            -
                                 --------       ------
            Total.............   $     50       $1,075
                                 ========       ======
        Net income:
          ARCO Chemical.......   $      -       $   76
          Coal operations.....          -           10
          UTP petrochemical...          -            -
                                 --------       ------
            Total.............   $      -       $   86
                                 ========       ======


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Earned Per Share.

  The information necessary for the calculation of earned per share is as follows:

                                                                      Three Months Ended
                                                                        March 31, 1999
                                                              ----------------------------------
                                                               Income     Shares     Per share
                                                              --------    -------    ---------
(Millions, except per share amounts)
Income from continuing operations...........................    $165.4
Less: Preference stock dividends............................       (.5)
                                                                ------
Income from continuing operations available to
 common stockholders - basic EPS............................     164.9     321.6      $0.51
                                                                           =====
Income from discontinued operations, net of tax.............         -     321.6          -
                                                                ------     =====      -----
Net income available to common stockholders - basic EPS.....     164.9     321.6      $0.51
                                                                                      =====
Effect of dilutive securities:
Contingently issuable shares (primarily options)............                 2.2
Convertible preference stock................................        .5       3.4
                                                                ------     -----
Net income available to common stockholders and
 assumed conversions - diluted EPS..........................     165.4     327.2      $0.51
                                                                           =====
Income from discontinued operations, net of tax.............         -     327.2          -
                                                                ------     =====      -----
Income from continuing operations available to common
 stockholders and assumed conversions - diluted EPS.........    $165.4     327.2      $0.51
                                                                ======     =====      =====


                                                                     Three Months Ended
                                                                       March 31, 1998
                                                              ---------------------------------
                                                               Income     Shares     Per share
                                                              --------    -------    ---------

Income from continuing operations...........................    $134.4
Less: Preference stock dividends............................       (.5)
                                                                ------
Income from continuing operation available to
 common stockholders - basic EPS............................     133.9     320.6      $ .42
                                                                           =====
Income from discontinued operations, net of tax.............      85.7     320.6        .27
                                                                ------     =====      -----
Net income available to common stockholders - basic EPS......    219.6     320.6      $ .69
                                                                                      =====
Effect of dilutive securities:
Contingently issuable shares (primarily options)............                 2.9
Convertible preference stock................................        .5       3.7
                                                                ------     -----
Net income available to common stockholders and
 assumed conversions - diluted EPS..........................     220.1     327.2      $ .67
                                                                           =====
Income from discontinued operations, net of tax.............     (85.7)    327.2       (.26)
                                                                ------     =====      -----
Income from continuing operations available to common
 stockholders and assumed conversions - diluted EPS.........    $134.4     327.2      $ .41
                                                                ======     =====      =====


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Supplemental Income Statement Information.

  Taxes other than income taxes comprised the following:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                                 ----------
                                                                             1999       1998
                                                                            ------   ----------
                                                                                     (Restated)
       (Millions)

       Production/severance..........................................        $  40       $  64
       Property......................................................           35          40
       Other.........................................................           45          50
                                                                             -----       -----

         Total.......................................................        $ 120       $ 154
                                                                             =====       =====


NOTE M.  Supplemental Cash Flow Information.

  Following is supplemental cash flow information for the three months ended March 31, 1999 and 1998:

                                                            Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                            1999        1998
                                                          -------    ----------
                                                                     (Restated)
(Millions)

Gross sales and maturities of short-term investments...     $    15    $    64
Gross purchases of short-term investments..............         (10)       (72)
                                                            -------    -------

Net cash provided (used) by short-term investments.....     $     5    $    (8)
                                                            =======    =======


Gross proceeds from issuance of notes payable..........     $ 3,737    $ 3,960
Gross repayments of notes payable......................      (3,535)    (3,390)
                                                            -------    -------

Net cash provided by notes payable.....................     $   202    $   570
                                                            =======    =======


Gross noncash provisions charged to income.............     $    37    $    67
Cash payments of previously accrued items..............        (162)      (114)
                                                            -------    -------

Cash payments greater than noncash provisions..........     $  (125)   $   (47)
                                                            =======    =======

Interest paid..........................................     $   101    $   128 (a)
                                                            =======    =======

Income paid............................................     $    98    $   109 (a)
                                                            =======    =======
----------
(a)  Includes amounts paid related to discontinued operations.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

  Changes in working capital accounts for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                           Three Months Ended
                                               March 31,
                                          --------------------
                                           1999        1998
                                          -------   ----------
                                                    (Restated)
         (Millions)
         Increase (decrease) to cash

           Accounts receivable.........    $ (16)       $ 108
           Inventories.................      (16)         (61)
           Accounts payable............     (146)        (194)
           Other working capital.......     (118)         (13)
                                           -----        -----

             Total.....................    $(296)       $(160)
                                           =====        =====

NOTE N.  Other Commitments and Contingencies.

  ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business. Following governmental approvals, construction on the Caspian pipeline project is scheduled to begin during the second quarter of 1999. ARCO has guaranteed all of LUKARCO's obligations associated with the Caspian pipeline project, which amount to 25% of all funding requirements for this project. The current estimates of total project funding requirements are between $2.2 to $2.4 billion.

  Following the March 1989 EXXON VALDEZ oil spill, numerous federal, state and private plaintiff lawsuits were brought against Exxon, Alyeska Pipeline Service Company (Alyeska), and Alyeska's owner companies including ARCO, which owns approximately 22%. While all of the federal, state and private plaintiff lawsuits have been settled, certain issues relating to the liability for the spill remain unresolved between Exxon and Alyeska (including its owner companies).

  ARCO, together with other former producers of lead paint have been named in a number of lawsuits, including purported class actions, seeking damages, abatement of the housing units, and compensation for medical problems arising out of the presence of lead-based paint in certain housing units. ARCO is unable to predict the scope or amount of any such liability.

  The State of Montana, along with the United States and the Salish and Kootenai Tribes, have been seeking recovery from ARCO of alleged injuries to natural resources resulting from mining and mineral processing businesses formerly operated by Anaconda. In April 1999 the court approved two consent decrees. Under the terms of these decrees, ARCO has agreed to pay $135 million for settlement of $561 million of the State's $767 million natural resource damage claim relating to the Clark Fork River Basin, $86 million for clean-up and related liabilities at Silver Bow Creek, and $20 million to resolve claims by the Tribes and the United States.

  ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations that require ARCO to do some or all of the following:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

  The environmental remediation accrual is updated annually, at a minimum, and at March 31, 1999, was $847 million. As these costs become more clearly defined, they may require future charges against earnings. Applying Monte Carlo analysis to estimated site maximums on a portfolio basis, ARCO estimates that future costs could exceed the amount accrued by as much as $500 million.

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

  Although any ultimate liability arising from any of the matters described herein could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal year, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED are not expected to have a material adverse effect on ARCO's consolidated financial statements.

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


NOTE O.  Merger Agreement between ARCO and BP Amoco.

  On March 31, 1999, BP Amoco and ARCO reached agreement to combine with each other in an all-share transaction in which shareholders of ARCO will receive .82 BP Amoco American Depositary Shares for each share of ARCO stock exchanged. The agreement was approved by both boards of directors.

  The transaction is subject to the approval of the shareholders of both BP Amoco and ARCO and the consent of various state and regulatory authorities, including the Federal Trade Commission and the European Commission. At the time the transaction was announced, BP Amoco estimated that the transaction will close by year-end 1999.


NOTE P.  Subsequent Events.

  On April 23, 1999, ARCO issued $1 billion of senior debt securities, which consisted of $500 million of four-year notes with a coupon of 5.55%, due 2003, and $500 million of 10-year notes with a coupon of 5.90%, due 2009. Net proceeds from the offering will be used for general corporate purposes and, principally, for the replacement of short-term debt with long-term debt.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Quarter 1999 vs. First Quarter 1998


Consolidated Earnings

  The $31 million increase in income from continuing operations in the first quarter of 1999 reflected improved refining and marketing margins, due to lower crude oil prices, and increased retail marketing volumes. These factors were partially offset by lower exploration and production earnings due to lower crude oil and natural gas prices, compared to the same period in 1998.

  The lower net income in 1999 reflected the absence of earnings from discontinued operations disposed of in the second and third quarters of 1998. Those operations included ARCO Coal's U.S. operations and ARCO's entire interest in ARCO Chemical Company (ARCO Chemical).

  For the first quarter of 1999, net special items charges totaled $7 million and consisted primarily of charges for future environmental remediation.

  For the first quarter of 1998, a special items benefit of $8 million consisted of a deferred tax benefit, partially offset by charges for future environmental remediation.


After-tax Segment Earnings

                                              1999         1998
                                             -----        -----
                                                      (Restated)
      (Millions)

      Exploration and production..........   $  89        $ 182
      Refining and marketing..............     129           19
      Other operations....................      24           24
      Interest expense....................     (70)         (69)
      Other unallocated expenses..........      (7)         (22)
                                             -----        -----
      Income from continuing operations...     165          134
      Discontinued operations.............       -           86
                                             -----        -----

        Net income........................   $ 165        $ 220
                                             =====        =====

Exploration and Production

  ARCO's earnings from worldwide oil and gas exploration and production operations in 1999 were significantly impacted by lower crude oil prices and, to a lesser extent, lower natural gas prices and increased depreciation, depletion and amortization (DD&A). The increased DD&A reflected the integration of former UTP operations into ARCO and increased DD&A associated with expanded production for Vastar Resources, Inc. (Vastar). The lower commodity prices in the 1999 first quarter were partially offset by higher production volumes and a $75 million decrease in exploration expense, primarily associated with international and Vastar operations. Vastar is 82.1% owned by ARCO.

Average Oil & Gas Prices

                                                             1999     1998
                                                             -----   ------
       U.S.
         Petroleum liquids - per barrel (bbl)
           Alaska........................................    $6.07   $10.26
           Lower 48, including Vastar....................    $9.75   $12.68
           Composite average price.......................    $7.17   $11.10
         Natural gas - per thousand cubic feet (mcf).....    $1.60   $ 1.89

       International
         Petroleum liquids composite average - per bbl       $9.16   $12.59
         Venezuela crude oil - per bbl...................    $3.71   $   -
         Natural gas - per mcf...........................    $2.47   $ 2.69
         Indonesia LNG...................................    $2.31   $   -

Petroleum Liquids and Natural Gas Production

                                                             1999        1998
                                                            ------      ------
         Net Production
         U.S.
           Petroleum liquids - bbl/day
             Alaska....................................       345,100     364,100
             Vastar....................................        55,900      51,600
             Other Lower 48............................        92,200     140,500
               Total...................................       493,200     556,200
           Natural gas - mcf/day. . . . . . . . . . . .     1,359,800   1,091,700
           Barrels of oil equivalent (BOE)/day*........       719,800     738,100

         International
           Petroleum liquids - bbl/day.................       179,100      83,700
           Natural gas - mcf/day. . . . . . . . . . . .     1,228,600     847,600
           BOE/day.....................................       383,900     225,000

         Total net production BOE/day . . . . . . . . .     1,103,700     963,100

         ____________

         * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

  In 1999, the reduction in U.S. petroleum liquids production primarily resulted from natural field declines in Alaska and the absence of production from California properties (other Lower 48) producing exclusively heavy crude oil, which were exchanged for Gulf of Mexico exploration acreage and properties producing both crude oil and natural gas that were ultimately transferred to Vastar. The increased international petroleum liquids volumes primarily reflected production from UTP properties which became part of ARCO's operations in the third quarter of 1998 and new production from Venezuela, which averaged 31,500 barrels per day in the first quarter of 1999.

  The increase in international natural gas volumes in 1999 primarily reflected production from former UTP properties. The 1999 increase in U.S. natural gas volumes primarily reflected production from Gulf of Mexico shelf properties transferred to Vastar in the fourth quarter of 1998. The added international production from the former UTP properties contributed 336 million cubic feet per day and ARCO's United Kingdom natural gas fields increased their production by 74 million cubic feet per day. These higher production amounts were partially offset by a reduction in production from the Yacheng 13 field in China of 34 million cubic feet per day. The reduction in Yacheng 13 production resulted from the absence of cost recovery barrels, as ARCO had recovered its costs by the first quarter 1999.

Refining and Marketing

  In the 1999 first quarter, refining and marketing earnings increased as a result of lower crude oil costs and increased retail marketing volumes. Average gasoline realizations for first quarter 1999 were lower than the corresponding 1998 period. However, higher gasoline realizations came late in the quarter and were due primarily to production losses from four separate California refinery incidents, including one at ARCO's Los Angeles Refinery, and the switch from winter blends, which include added butane and oxygenates, to summer blends, that causes a 10% reduction in volumes.

  The change in jet fuel and distillate volumes in 1999, compared to 1998 reflected the company's decision to produce more distillate and correspondingly less jet fuel due to more favorable market prices for distillate products in first quarter 1999.

  The amortization and recognition of imputed interest associated with the deferral of part of the pre-tax gain on the sale of the ARCO Chemical interest in 1998 had a net favorable impact of approximately $10 million after tax on refining and marketing earnings in the first quarter of 1999. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of the deferred gain.


West Coast Petroleum Products Sales

                                   1999      1998
                                  -------   -------

       Volumes (barrels/day)

       Gasoline................   310,000   295,400
       Jet.....................    98,500   110,200
       Distillate..............    87,900    77,900
       Other...................    59,100    63,400
                                  -------   -------

         Total.................   555,500   546,900
                                  =======   =======

Other Operations

  The 1999 and 1998 results from ARCO's other operations included the earnings from Lower 48 pipeline operations and an aluminum rolling facility.


Discontinued Operations

  As of March 31, 1999, ARCO has sold its interests in two Australian coal mines. ARCO sold its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture. ARCO recorded in 1998 a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets.

  On February 24, 1999, ARCO announced that it had sold Union Texas Petrochemicals Corporation (UTP Petrochemical) to Williams Energy Services. ARCO had acquired Union Texas Petrochemical business as part of its purchase of Union Texas Petroleum Holdings, Inc., in June 1998.

  ARCO had no earnings from discontinued operations in 1999, because of the sale of the U.S. coal and ARCO Chemical operations in 1998. Income or loss from Australian coal and UTP Petrochemical operations is being deferred as part of net assets from discontinued operations on the balance sheet at March 31, 1999.

Consolidated Revenues

                                                 1999      1998
                                               ------    ------
       (Millions)
       Sales and other operating revenues
       Exploration and production...........   $1,304    $1,538
       Refining and marketing...............    1,306     1,352
       Other................................       18        42
       Intersegment eliminations............     (213)     (396)
                                               ------    ------
         Total..............................   $2,415    $2,536
                                               ======    ======

  The decline in exploration and production sales and other operating revenues resulted primarily from lower crude oil and natural gas prices. Refining and marketing sales and other operating revenues decreased primarily because of lower refined products prices, partially offset by higher gasoline volumes.


Consolidated Expenses

  Trade purchases were lower in 1999 primarily as a result of lower crude oil prices.

  The small increase in operating expenses in 1999 primarily reflected the operating costs associated with former UTP properties now being operated by ARCO, partially offset by approximately $40 million of cost savings in exploration and production and Lower 48 pipeline operations related to the Company's cost reduction program announced in 1998.

  The lower selling, general and administrative expenses in 1999 primarily resulted from the Company's cost reduction program.

  The higher depreciation, depletion and amortization (DD&A) expense in 1999 primarily reflected the inclusion of DD&A of the former UTP operations, which became a part of ARCO's operations in the third quarter of 1998, and expanded production for Vastar in 1999.

  The lower taxes other than income taxes in 1999 primarily resulted from the impact of lower crude oil prices on U.S. production taxes.


Income Taxes

  The Company's effective tax rate was 35.6% in the 1999 first quarter, compared to 24.7% in the 1998 first quarter. The 1999 effective tax rate approximates the federal statutory rate, reflecting the absence of tax benefits from affiliate stock transactions, which totaled $13 million in 1998, and lower tax credits in 1999 than existed in 1998.


Liquidity and Capital Resources

                                                         1999
                                                         ----
     (Millions)
     Cash flow provided (used) by:
     Operations . . . . . . . . . . . . . . . . . . .    $ 202
     Investing activities . . . . . . . . . . . . . .    $(153)
     Financing activities . . . . . . . . . . . . . .    $  71

  The net cash used by investing activities in the first quarter 1999 included expenditures for additions to fixed assets of $760 million and proceeds from asset sales of $577 million ($377 million associated with Australian coal asset sales). The Company expects total capital expenditures for additions to fixed assets to approximate $2.7 billion for the full year 1999.

  The net cash provided by financing activities in the first quarter of 1999 included net proceeds of $202 million from the issuance of short-term debt and proceeds of $634 million from the issuance of long-term debt primarily by Vastar. These proceeds were partially offset by repayments of long-term debt of $549 million and dividend payments of $229 million.

  Cash and cash equivalents and short-term investments totaled $1.0 billion, and short-term borrowings were $2.6 billion at the end of the first quarter of 1999.

  Beginning in 1997 and continuing through the first quarter of 1999, the Company utilized increased short-term borrowing in lieu of increased long-term borrowing (other than long-term debt assumed in connection with the UTP acquisition in 1998). As a result the Company is in a working capital deficit position of approximately $2.7 billion at March 31, 1999. Depending upon the revenues earned and cash received from the sale of assets during 1999, the Company may increase total indebtedness during the course of the year.

  On April 23, 1999, ARCO issued $1 billion of senior debt securities, which consisted of $500 million of four-year notes with a coupon of 5.55%, due 2003, and $500 million of 10-year notes with a coupon of 5.90%, due 2009. Net proceeds from the offering will be used for general corporate purposes and, principally, for the replacement of short-term debt with long-term debt.

  The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures, dividends and debt repayments with cash from operations, existing cash balances, additional short- and long-term borrowing, and the sale of assets.

  On March 31, 1999, BP Amoco and ARCO reached agreement to combine with each other in an all-share transaction in which shareholders of ARCO will receive .82 BP Amoco American Depositary Shares for each share of ARCO stock exchanged. The agreement was approved by both boards of directors.

  The transaction is subject to the approval of the shareholders of both BP Amoco and ARCO and the consent of various state and regulatory authorities. At the time the transaction was announced, BP Amoco estimated that the transaction will close by year-end 1999.


Statements of Financial Accounting Standards Not Yet Adopted

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

Impact of Year 2000 Issue

  The Company's plans to address the Year 2000 issue are fully described in its Annual Report on Form 10-K for the year ended December 31, 1998. The following table is an update of a table contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and shows the Company's progress on addressing the Year 2000 issue as of March 31, 1999:

                                                                                 Total
                                                                                expended
                                                                                through               Total
                                      Percent                                   March 31,           estimated
                                    complete at         Expected date             1999                cost
         Areas addressed           March 31, 1999       of  completion         (millions)           (millions)
       ------------------        -----------------     -----------------       ------------       --------------
Computing integrity                      79% (1)              June 1999            $ 9                   $12

Asset integrity                          50% (2)            September 1999           6                    11

Commercial integrity                     27% (3)              June 1999              1                     4
                                                                                   ---                   ---

Total costs                                                                        $16                   $27

________________

(1) Internal mission critical components substantially complete with most of the remaining work outside of the direct control of ARCO.
(2) Due to additional work being identified in the first quarter the expected completion date has been adjusted.
(3) Commercial integrity remediation work largely involves contingency planning which is underway.

  The total cost associated with required modifications to achieve Year 2000 compliance is not expected to be material to the Company's financial position. The approximate total cost of the Year 2000 project is $27 million, an 8% increase since year-end 1998 due to increased work in 1999, primarily in the Asset Integrity area, and increased budgets for follow-up work in the year 2000. This estimate does not include ARCO's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator.

                              ____________________


  Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

  1. Reference is made to the disclosure on pages 14 and 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (hereinafter, the "1998 Form 10-K Report") regarding Montana v. ARCO (Case No. CV-83-317-HLN-
PGH) and U.S. v. ARCO (Case No. CV-89-039-BU-PGH). These settlements were approved by the court on April 19, 1999.

  2. Reference is made to the Company's 1998 Form 10-K Report for information on other legal proceeding matters reported therein.


Item 4.  Submission of Matters to a Vote of Security Holders.

  The Company's annual meeting of stockholders was held on May 3, 1999. The stockholders elected all the Company's nominees for director, who constitute the entire Board of Directors. The Stockholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 1999. The votes were as follows:


1.  Election of Directors.

                                  Votes For     Votes Withheld
                                 -------------  --------------

 Frank D. Boren                    270,371,901   6,180,190
 Mike R. Bowlin                    270,340,759   6,211,332
 John Gavin                        270,214,406   6,337,685
 Kent Kresa                        270,513,052   6,039,039
 Arnold G. Langbo                  270,439,481   6,112,610
 David T. McLaughlin               270,355,429   6,196,662
 John B. Slaughter                 270,348,646   6,203,445
 Gary L. Tooker                    270,491,978   6,060,113
 Henry Wendt                       270,429,842   6,122,249
 Gayle E. Wilson                   270,287,229   6,264,862

  2.  Appointment of PricewaterhouseCoopers LLP.
     For                           273,189,649
     Against                         2,152,366
     Abstain                         1,210,076

  3.  Stockholders' proposal requesting the abandonment of ANWR drilling plans.

          For                    11,491,110
          Against               210,771,399
          Abstain                17,738,667
          Broker Non-Votes       36,550,915


Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits.

      27  Financial Data Schedule.

 (b)  Reports on Form 8-K.

      The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1999 and through the date hereof.

     Date of Report            Item No.   Financial Statements
     --------------            --------   --------------------
      March 31, 1999               5             None
      April 23, 1999               5             None

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ATLANTIC RICHFIELD COMPANY
                               (Registrant)



Dated:  May 6, 1999
                           /s/ Allan L. Comstock
                           ----------------------------
                                ALLAN L. COMSTOCK
                           Vice President and Controller
                           (Duly Authorized Officer and
                           Principal Accounting Officer)