Form 10-Q
period 1999-06-30
ATLANTIC RICHFIELD CO /DE
filed 1999-08-11
CIK 775483

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                               ________________

                                   FORM 10-Q
                               ________________


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ________________

For the quarterly period ended June 30, 1999       Commission file number 1-1196

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

  Number of shares of Common Stock, $2.50 par value, outstanding as of June 30, 1999: 322,325,575.

                        PART I.  FINANCIAL INFORMATION

           ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       CONSOLIDATED STATEMENT OF INCOME

                                                       Three Months Ended       Six Months Ended
                                                             June 30,               June 30,
                                                             --------               --------
                                                         1999      1998          1999      1998
                                                         ----      ----          ----      ----
(Millions except per share amounts)

Revenues
  Sales and other operating revenues...............     $3,047    $2,564        $5,462    $5,100
  Other revenues...................................        173        90           309       200
                                                        ------    ------        ------    ------
                                                         3,220     2,654         5,771     5,300
                                                        ------    ------        ------    ------
Expenses
  Trade purchases..................................      1,179     1,071         1,979     2,057
  Operating expenses...............................        594       559         1,160     1,094
  Selling, general and administrative expenses.....        176       202           328       385
  Depreciation, depletion and amortization.........        428       326           911       678
  Impairment of oil and gas properties.............          -       110             -       110
  Exploration expenses (including undeveloped
    leasehold amortization)........................        108       126           182       275
  Taxes other than income taxes....................        116       122           236       276
  Interest.........................................         95       106           190       203
                                                        ------    ------        ------    ------
                                                         2,696     2,622         4,986     5,078
                                                        ------    ------        ------    ------
Income from continuing operations before
  income taxes and minority interest...............        524        32           785       222
Provision (benefit) for taxes on income............        202       (37)          295        10
Minority interest in earnings of subsidiary........          9         5            12        14
                                                        ------    ------        ------    ------

Income from continuing operations..................        313        64           478       198

Income from discontinued operations, net of
  income taxes of $43 and $89 (1998)...............          -        90             -       176
                                                        ------    ------        ------    ------

Net Income.........................................     $  313    $  154        $  478    $  374
                                                        ======    ======        ======    ======

Earned per Share
  Basic
    Continuing operations..........................     $  .97    $  .19        $ 1.48    $  .61
    Discontinued operations........................          -       .29             -       .55
                                                        ------    ------        ------    ------
    Net income.....................................     $  .97    $  .48        $ 1.48    $ 1.16
                                                        ======    ======        ======    ======

  Diluted
    Continuing operations..........................     $  .95    $  .19        $ 1.46    $  .60
    Discontinued operations........................          -       .28             -       .54
                                                        ------    ------        ------    ------
    Net income.....................................     $  .95    $  .47        $ 1.46    $ 1.14
                                                        ======    ======        ======    ======

Cash Dividends Paid per Share of Common Stock......     $.7125    $.7125        $1.425    $1.425
                                                        ======    ======        ======    ======

       The accompanying notes are an integral part of these statements.

                          ATLANTIC RICHFIELD COMPANY
                          CONSOLIDATED BALANCE SHEET

                                                       June 30,  December 31,
                                                         1999       1998
                                                       --------  ------------
(Millions)

Assets
Current assets:
  Cash and cash equivalents.......................      $   640       $   657
  Short-term investments..........................          259           260
  Accounts receivable.............................        1,245         1,002
  Inventories.....................................          487           475
  Prepaid expenses and other current assets.......          159           317
                                                        -------       -------
  Total current assets............................        2,790         2,711
                                                        -------       -------

Investments and long-term receivables:
  Investments accounted for on the equity method..        1,264         1,235
  Other investments and long-term receivables.....        1,199           831
                                                        -------       -------
                                                          2,463         2,066
                                                        -------       -------

Net property, plant and equipment.................       18,964        18,762

Net assets of discontinued operations.............           51           339
Deferred charges and other assets.................        1,413         1,321
                                                        -------       -------

Total assets......................................      $25,681       $25,199
                                                        =======       =======

       The accompanying notes are an integral part of these statements.

                          ATLANTIC RICHFIELD COMPANY
                          CONSOLIDATED BALANCE SHEET

                                                   June 30,   December 31,
                                                     1999         1998
                                                   --------   ------------
(Millions)

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable..................................   $ 1,451        $ 2,403
  Accounts payable...............................       802            976
  Long-term debt due within one year.............       174            399
  Taxes payable..................................       821            634
  Other..........................................       927          1,285
                                                    -------        -------

  Total current liabilities......................     4,175          5,697

Long-term debt...................................     5,870          4,332
Deferred income taxes............................     3,314          3,318
Dismantlement, restoration and reclamation.......     1,104          1,058
Other deferred liabilities and credits...........     2,904          2,955
Minority interest................................       269            259
                                                    -------        -------

  Total liabilities..............................    17,636         17,619
                                                    -------        -------

Stockholders' equity:
  Preference stocks..............................         1              1
  Common stock...................................       815            815
  Capital in excess of par value of stock........       860            863
  Retained earnings..............................     6,608          6,589
  Treasury stock.................................      (294)          (344)
  Accumulated other comprehensive income (loss)..        55           (344)
                                                    -------        -------

  Total stockholders' equity.....................     8,045          7,580
                                                    -------        -------

Total liabilities and stockholders' equity.......   $25,681        $25,199
                                                    =======        =======

       The accompanying notes are an integral part of these statements.

                          ATLANTIC RICHFIELD COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                     -----------------
                                                                                       1999      1998
                                                                                     -------   -------
(Millions)
Cash flows from operating activities:
Net income.......................................................................    $   478   $   198
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization.......................................        911       678
  Impairment of oil and gas properties...........................................          -       110
  Dry hole expense and undeveloped leasehold amortization........................         82       138
  Net gain on asset sales........................................................        (47)      (23)
  Income from equity investments.................................................        (21)      (32)
  Dividends from equity investments..............................................         27         4
  Minority interest in earnings of subsidiaries..................................         12        14
  Cash payments greater than noncash provisions..................................       (177)      (99)
  Changes in working capital accounts............................................       (411)     (339)
  Other..........................................................................        (49)        5
                                                                                     -------   -------

    Net cash provided by operating activities....................................        805       654
                                                                                     -------   -------

Cash flows from investing activities:
  Union Texas Petroleum acquisition..............................................          -    (2,646)
  Additions to fixed assets (including dry hole costs)...........................     (1,393)   (1,612)
  Net cash (used) provided by short-term investments.............................        (11)        8
  Investment in LUKARCO..........................................................        (51)      (32)
  Proceeds from asset sales......................................................        629     1,135
  Other..........................................................................         51       (35)
                                                                                     -------   -------

    Net cash used by investing activities........................................       (775)   (3,182)
                                                                                     -------   -------

Cash flows from financing activities:
  Repayments of long-term debt...................................................       (580)     (155)
  Proceeds from issuance of long-term debt.......................................      1,887       153
  Net cash (used) provided by notes payable......................................       (898)    2,930
  Dividends paid.................................................................       (459)     (459)
  Other..........................................................................         26        14
                                                                                     -------   -------

    Net cash (used) provided by financing activities.............................        (24)    2,483
                                                                                     -------   -------

Cash flows from discontinued operations..........................................         (8)      123

Effect of exchange rate changes on cash..........................................        (15)        1
                                                                                     -------   -------

Net increase (decrease) in cash and cash equivalents.............................        (17)       79

Cash and cash equivalents at beginning of period.................................        657       434
                                                                                     -------   -------

Cash and cash equivalents at end of period.......................................    $   640   $   513
                                                                                     =======   =======

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


NOTE B.  Comprehensive Income.

  Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO's comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998 was as follows:

                                                     Three Months Ended   Six Months Ended
                                                          June 30,            June 30,
                                                          --------            --------
(Millions)                                             1999       1998      1999     1998
                                                    ----------   ------   -------   ------
Net income.........................................      $ 313    $ 154      $ 478   $ 374
Other comprehensive income:
  Net unrealized gain (loss) on investments (a)            104     (333)       215    (519)
  Foreign currency translation adjustment..........         (9)     (46)       184     (50)
                                                         -----    -----      -----   -----

Comprehensive income (loss)........................      $ 408    $(225)     $ 877   $(195)
                                                         =====    =====      =====   =====

(a) Primarily consists of tax-effected changes in the fair value of ARCO's investment in LUKOIL, which had a fair value of approximately $582 million at June 30, 1999, compared to a fair value of approximately $225 million at December 31, 1998. The unrealized pretax gain in the LUKOIL investment at June 30, 1999, was $239 million.


  Accumulated nonowner changes in equity (accumulated other comprehensive income) at June 30, 1999 and December 31, 1998 was as follows:

                                                    June 30,    December 31,
                                                      1999         1998
                                                    --------   -----------
      (Millions)
      Net unrealized gain on investments..........     $ 140         $ (75)
      Foreign currency translation adjustment.....       (38)         (222)
      Minimum pension liability...................       (47)          (47)
                                                       -----         -----

        Accumulated other comprehensive income....     $  55         $(344)
                                                       =====         =====

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Interim Segment Information.

Three Months Ended June 30, 1999
--------------------------------

                                   Exploration     Refining &      All
(Millions)                         & Production    Marketing      Other     Unallocated     Total
                                   ------------    ---------      -----     -----------    -------
Sales and other
 operating revenues.........         $ 1,549        $ 1,819      $   12       $     3      $ 3,383
Intersegment revenues......             (333)             -          (1)           (2)        (336)
                                     -------        -------      ------       -------      -------
Total......................          $ 1,216        $ 1,819      $   11       $     1      $ 3,047
                                     =======        =======      ======       =======      =======

Income from continuing
 operations.................         $   174        $   206      $   24       $   (91)     $   313
                                     -------        -------      ------       -------      -------

Net income.................          $   174        $   206      $   24       $   (91)     $   313
                                     =======        =======      ======       =======      =======

Segment assets.............          $18,336        $ 4,248      $  935       $ 2,162      $25,681
                                     =======        =======      ======       =======      =======

December 31, 1998
-----------------

Segment assets.............          $18,203        $ 3,826      $1,119       $ 2,051      $25,199
                                     =======        =======      ======       =======      =======

Three Months Ended June 30, 1998
--------------------------------

                                  Exploration     Refining &     All
(Millions)                        & Production    Marketing     Other      Unallocated     Total
                                  ------------    ---------     -----      -----------    -------
Sales and other
 operating revenues.........         $ 1,368        $ 1,432      $   39       $    14      $ 2,853
Intersegment revenues......             (262)             -         (21)           (6)        (289)
                                     -------        -------      ------       -------      -------
Total......................          $ 1,106        $ 1,432      $   18       $     8      $ 2,564
                                     =======        =======      ======       =======      =======

Income from continuing
 operations.................         $    17        $    97      $   29       $   (79)     $    64
Income from discontinued
 operations.................               -              -           -            90           90
                                     -------        -------      ------       -------      -------

Net income.................          $    17        $    97      $   29       $    11      $   154
                                     =======        =======      ======       =======      =======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Six Months Ended June 30, 1999
------------------------------

                                   Exploration     Refining &     All
(Millions)                         & Production    Marketing     Other      Unallocated   Total
                                   ------------    ---------     -----      -----------   ------
Sales and other
 operating revenues.............     $ 2,853         $ 3,125     $  29       $    5      $ 6,012
Intersegment revenues...........        (544)              -        (2)          (4)        (550)
                                      ------          ------     -----        ------       -----

Total...........................     $ 2,309         $ 3,125     $  27       $    1      $ 5,462
                                      ======          ======     =====        =====        =====

Income from continuing
 operations.....................     $   263         $   335     $  48       $ (168)     $   478
                                      ------          ------     -----        -----        -----

Net income......................     $   263         $   335     $  48       $ (168)     $   478
                                      ======          ======     =====        =====       ======

Six Months Ended June 30, 1998
------------------------------

                                   Exploration     Refining &     All
(Millions)                         & Production    Marketing     Other      Unallocated   Total
                                   ------------    ---------     -----      -----------   ------
Sales and other
operating revenues..............     $ 2,906         $ 2,784     $  79       $   16      $ 5,785
Intersegment revenues...........        (624)            (12)      (40)          (9)        (685)
                                      ------          ------      ----        -----       ------

Total...........................     $ 2,282         $ 2,772     $  39       $    7      $ 5,100
                                      ======          ======      ====        =====       ======

Income from continuing
operations......................     $   199         $   116     $  53       $ (170)     $   198
Income from discontinued
operations......................           -               -         -          176          176
                                      ------          ------      ----        -----       ------

Net income......................     $   199         $   116     $  53       $    6      $   374
                                      ======          ======      ====        =====       ======

     The Company's coal and chemical operations have been reported as discontinued since March 31, 1998 and June 30, 1998, respectively. Accordingly, at December 31, 1998 and June 31, 1999, the income from and net assets of discontinued operations are included with unallocated items in the segment presentation above.

     The amortization and recognition of imputed interest associated with a gain deferred in conjunction with the sale of the chemicals operations had a favorable impact of approximately $18 million and $27 million after tax on Refining and Marketing earnings in the second quarter and first six months of 1999, respectively.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE D.  Investments.

     At June 30, 1999 and 1998, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from one day to nine years. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At June 30, 1999 and 1998, all investments were classified as available-for-sale and were reported at fair value, with unrealized holding gains and losses, net of tax, reported in accumulated other comprehensive income (loss).

     The following summarizes investments in securities, at June 30:

                                                                                        1999     1998
                                                                                      -------   ------
          (Millions)

          Aggregate fair value....................................................    $ 1,468   $1,058
          Gross unrealized holding losses.........................................         14        7
          Gross unrealized holding gains..........................................       (242)    (148)
                                                                                      -------   ------

          Amortized cost..........................................................    $ 1,240   $  917
                                                                                      =======   ======

     Investment activity for the six-month periods ended June 30 was as follows:

                                                                                         1999     1998
                                                                                      -------   ------
          (Millions)

          Gross purchases.........................................................    $10,906   $7,191
          Gross sales.............................................................        776      267
          Gross maturities........................................................      9,938    6,920


Gross realized gains and loss were determined by the specific identification method and for the three- and six-month periods ended June 30, 1999 and 1998, were insignificant.


NOTE E.  Inventories.

  Inventories at June 30, 1999 and December 31, 1998 comprised the following:


                                                                                       June 30, December 31,
                                                                                         1999     1998
                                                                                       -------- ------------

   (Millions)

   Crude oil and petroleum products..............................................     $   228         $  220
   Other products................................................................          27             24
   Materials and supplies........................................................         232            231
                                                                                        -----          -----

     Total.......................................................................     $   487         $  475
                                                                                        =====          =====

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE F.  Capital Stock.

  Detail of the Company's capital stock was as follows:

                                                                           June 30,  December 31,
                                                                             1999        1998
                                                                           --------  ------------
   (Thousands)

   $3.00 Cumulative convertible preference stock, par $1............       $     49      $     52
   $2.80 Cumulative convertible preference stock, par $1............            551           573
   Common stock, par $2.50..........................................        815,240       814,673
                                                                           --------      --------

     Total..........................................................       $815,840      $815,298
                                                                           ========      ========

NOTE G.  Capitalization of Interest.

     Interest expense excluded capitalized interest of $49 million and $21 million, respectively, for the three-month periods ended June 30, 1999 and 1998, and $88 million and $37 million, respectively, for the six-month periods ended June 30, 1999 and 1998.


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

          ($ Millions)
                                              Funded       Unfunded
                              Short-term    Long-term     Long-term
          Terminations       Benefits (a)  Benefits (b)  Benefits (c)  Total
          -----------------  ------------  ------------  ------------  -----

               1,212              $93          $90           $56        $239

          (a) Severance payments and ancillary benefits such as relocation and outplacement.
          (b) Net increase in pension benefits to be paid from assets of qualified plans.
          (c) Net increase in non-qualified pension benefits and other postretirement benefits to be paid from Company funds.

     Through June 30, 1999, approximately 850 employees have been terminated and approximately $50 million ($24 million in the second quarter of 1999) of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments. The remaining severance and ancillary benefits are expected to be paid by first quarter 2001.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Union Texas Petroleum Holdings, Inc. (UTP) Restructure.

   As part of the purchase price allocation for the purchase of UTP in 1998, the company established a $78 million provision for the termination of 357 employees resulting from the integration of UTP into ARCO's operations. At June 30, 1999, 331 employees have been terminated and a total of $76 million in severance benefits has been paid. The remaining severance benefits are expected to be paid by first quarter 2000. The group of employees terminated included U.S. citizens employed in exploration and production operations and corporate headquarters personnel.


NOTE I.  Income Taxes.

  Provision (benefit) for taxes on income:

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                                   --------                 --------
                               1999         1998         1999       1998
                              -----        -----        -----       -----
(Millions)
Federal:
  Current...............      $ 124        $ (35)       $ 165      $ (45)
  Deferred..............         20           22           31         49
                              -----        -----        -----      -----

                                144          (13)         196          4
                              -----        -----        -----      -----

Foreign:
  Current...............         67           (3)         112         25
  Deferred..............        (33)         (26)         (50)       (36)
                              -----        -----        -----      -----

                                 34          (29)          62        (11)
                              -----        -----        -----      -----

State:
  Current...............         23            3           35         11
  Deferred..............          1            2            2          6
                              -----        -----        -----      -----

                                 24            5           37         17
                              -----        -----        -----      -----

   Total................      $ 202        $ (37)       $ 295      $  10
                              =====        =====        =====      =====

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

  Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                         Three Months Ended
                                                               June 30,
                                                               --------
                                                      1999               1998
                                                      ----               ----
                                                           Percent            Percent
                                                             of                 of
                                                           Pretax             Pretax
                                                  Amount   Income    Amount   Income
                                                 --------  -------  --------  -------
(Millions)
Income before income taxes and minority
  interest.....................................     $524    100.0      $ 32    100.0
                                                    ====    =====      ====   ======

Tax at federal statutory rate..................     $183     35.0      $ 11     35.0
Increase (reduction) in taxes resulting from:
  Subsidiary stock transactions................        -        -       (44)  (137.5)
  Taxes on foreign income in excess of
    statutory rate.............................       22      4.2        20     62.5
  State income taxes (net of federal effect).         16      3.1         3      9.4
  Tax credits..................................      (26)    (5.0)      (28)   (87.5)
  Other........................................        7      1.2         1      3.1
                                                    ----    -----      ----   ------

Provision (benefit) for taxes on income........     $202     38.5      $(37)  (115.0)
                                                    ====    =====      ====   ======


                                                           Six Months Ended
                                                               June 30,
                                                               --------
                                                      1999               1998
                                                      ----               ----
                                                           Percent            Percent
                                                             of                 of
                                                           Pretax             Pretax
                                                  Amount   Income    Amount   Income
                                                 --------  -------  --------  -------
(Millions)
Income before income taxes and minority
  interest.....................................    $785     100.0     $222     100.0
                                                   ====     =====     ====     =====

Tax at federal statutory rate..................    $275      35.0     $ 78      35.0
Increase (reduction) in taxes resulting from:
  Subsidiary stock transactions................       -         -      (57)    (25.7)
  Taxes on foreign income in excess of
    statutory rate.............................      43       5.5       40      18.0
  State income taxes (net of federal effect).        24       3.1       11       5.0
  Tax credits..................................     (50)     (6.4)     (59)    (26.6)
  Other........................................       3       0.4       (3)     (1.2)
                                                   ----     -----     ----     -----

Provision for taxes on income . . . . . . . .      $295      37.6     $ 10       4.5
                                                   ====     =====     ====     =====

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Discontinued Operations.

     In the first quarter 1999, ARCO disposed of its interests in two Australian coal mines. ARCO disposed of its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture. At June 30, 1999, the carrying value of the remaining Australian assets was $51 million and was included in net assets of discontinued operations on the balance sheet. Beginning in January 1999, ARCO suspended depreciation on the Australian coal assets (1998 annual depreciation was $23 million). In 1998, ARCO recorded a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets.

     As part of the acquisition of UTP, ARCO determined it would sell UTP's petrochemical business. In March 1999, ARCO sold the UTP petrochemical business to Williams Energy Services.


     Revenues and income from discontinued operations for the three months and six months ended June 30, 1999 and 1998 were:


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                        --------         ------------------
                                    1999        1998     1999          1998
                                   ------       -----    -----        -----
(Millions)
Revenues:
 ARCO Chemical.................     $   -       $ 766    $   -       $1,700
 Coal operations...............        17          91       43          232
 UTP petrochemicals............         -           -       24            -
                                    -----       -----    -----       ------
                                    $  17       $ 857    $  67       $1,932
                                    =====       =====    =====       ======

Net income:
 ARCO Chemical.................     $   -       $  90    $   -       $  166
 Coal operations...............         -           -        -           10
 UTP petrochemicals............         -           -        -            -
                                    -----       -----    -----       ------
                                    $   -       $  90    $   -       $  176
                                    =====       =====    =====       ======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Earned Per Share.

     The information necessary for the calculation of earned per share is as follows:

                                                      Three Months Ended                 Three Months Ended
                                                         June 30, 1999                      June 30, 1998
                                                         -------------                      -------------
                                                  Income   Shares   Per share        Income   Shares   Per share
                                                  ------   ------   ---------        ------   ------   ---------
(Millions, except per share amounts)

Income from continuing operations.....             $313                               $ 64
Less: Preference stock dividends......               (1)                                (1)
                                                   ----                               ----
Income from continuing operations
  available to common stockholders -
  basic EPS...........................              312     322.2     $0.97             63     321.0     $ 0.19
                                                            =====                              =====

Income from discontinued operations,
  net of tax..........................                -                   -             90     321.0       0.29
                                                   ----               -----           ----     =====     ------

Net income available to common
  stockholders - basic EPS............              312     322.2     $0.97            153     321.0     $ 0.48
                                                                      =====                              ======

Effect of dilutive securities:
Contingently issuable shares
  (primarily options).................                        3.4                                3.0
Convertible preference stock..........                1       3.3                        1       3.6
                                                   ----     -----                     ----     -----
Net income available to common
  stockholders and assumed
  conversions - diluted EPS...........              313     328.9     $0.95            154     327.6     $ 0.47
                                                            =====                              =====

Income from discontinued
  operations, net of tax..............                -                   -            (90)    327.6      (0.28)
                                                   ----               -----           ----     =====     ------

Income from continuing operations
  available to common stockholders
  and assumed conversions -
  diluted EPS.........................             $313     328.9     $0.95           $ 64     327.6     $ 0.19
                                                   ====     =====     =====           ====     =====     ======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                                        Six Months Ended                  Six Months Ended
                                                         June 30, 1999                      June 30, 1998
                                                         -------------                      -------------
                                                  Income   Shares   Per share        Income   Shares   Per share
                                                  ------   ------   ---------        ------   ------   ---------
(Millions, except per share amounts)

Income from continuing operations.....             $478                               $ 198
Less: Preference stock dividends......               (1)                                 (1)
                                                   ----                               -----
Income from continuing operations
  available to common stockholders -
  basic EPS...........................              477     321.9     $1.48             197    320.8     $ 0.61
                                                            =====                              =====

Income from discontinued operations,
  net of tax..........................                -                   -             176    320.8       0.55
                                                   ----               -----           -----    =====     ------

Net income available to common
  stockholders - basic EPS............              477     321.9     $1.48             373    320.8     $ 1.16
                                                                      =====                              ======

Effect of dilutive securities:
Contingently issuable shares
  (primarily options).................                        2.8                                3.0
Convertible preference stock..........                1       3.4                         1      3.6
                                                   ----     -----                     -----    -----
Net income available to common
  stockholders and assumed
  conversions - diluted EPS...........              478     328.1     $1.46             374    327.4     $ 1.14
                                                            =====                              =====
Income from discontinued
operations, net of tax................                -                   -            (176)   327.4      (0.54)
                                                   ----               -----           -----    =====     ------

Income from continuing operations
available to common stockholders
and assumed conversions -
diluted EPS...........................             $478     328.1     $1.46           $ 198    327.4     $ 0.60
                                                   ====     =====     =====           =====    =====     ======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.   Supplemental Income Statement Information.

     Taxes other than income taxes comprised the following:

                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                         --------              --------
                                     1999       1998        1999     1998
                                     ----       ----        ----     ----
       (Millions)

       Production/severance.....     $ 52       $ 55        $ 92     $119
       Property.................       34         30          69       70
       Other....................       30         37          75       87
                                     ----       ----        ----     ----

         Total..................     $116       $122        $236     $276
                                     ====       ====        ====     ====

NOTE M.   Supplemental Cash Flow Information.

  Following is supplemental cash flow information for the six months ended June 30, 1999 and 1998:

                                                               Six Months Ended
                                                                   June 30,
                                                                   --------
                                                                1999       1998
                                                                ----       ----
   (Millions)

   Gross sales and maturities of short-term investments..     $    45     $   134
   Gross purchases of short-term investments.............         (56)       (126)
                                                              -------     -------

   Net cash (used) provided by short-term investments....     $   (11)    $     8
                                                              =======     =======

   Gross proceeds from issuance of notes payable.........     $ 6,206     $ 9,987
   Gross repayments of notes payable.....................      (7,104)     (7,057)
                                                              -------     -------

   Net cash (used) provided by notes payable.............     $  (898)    $ 2,930
                                                              =======     =======

   Gross noncash provisions charged to income............     $   104     $   106
   Cash payments of previously accrued items.............        (281)       (205)
                                                              -------     -------

   Cash payments greater than noncash provisions.........     $  (177)    $   (99)
                                                              =======     =======

   Interest paid.........................................     $   176     $   205 (a)
                                                              =======     =======

   Income taxes paid.....................................     $   286     $   140 (a)
                                                              =======     =======

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

     Changes in working capital accounts for the six-month periods ended June 30, 1999 and 1998 were as follows:

                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                        1999      1998
                                                       ------    ------
          (Millions)
          Changes in working capital -
            increase (decrease) to cash:
               Accounts receivable................     $(137)    $  89
               Inventories........................       (14)        2
               Accounts payable...................      (173)     (157)
               Other working capital..............       (87)     (273)
                                                       -----     -----
                 Total............................     $(411)    $(339)
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

     Following the March 1989 EXXON VALDEZ oil spill, numerous federal, state and private plaintiff lawsuits were brought against Exxon, Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies including ARCO, which owns approximately 22%. While all of the federal, state and private plaintiff lawsuits have been settled, certain issues relating to the liability for the spill remain unresolved between Exxon and Alyeska (including its owner companies).

     ARCO has been named in a number of lawsuits, including purported class actions, seeking damages, abatement of the housing units, and compensation for medical problems arising out of the presence of lead-based paint in certain housing units. ARCO is unable to predict the scope or amount of any such liability.

     The State of Montana, along with the United States and the Salish and Kootenai Tribes, have been seeking recovery from ARCO of alleged injuries to natural resources resulting from mining and mineral processing businesses formerly operated by Anaconda. In April 1999 the United States District Court for the District of Montana approved two consent decrees. Under the terms of these decrees, ARCO has paid $135 million, plus interest, for settlement of $561 million of the State's $767 million natural resource damage claim relating to the Clark Fork River Basin, $86 million for clean-up and related liabilities at Silver Bow Creek, and $20 million to resolve claims by the Tribes and the United States.

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

     The Federal agencies involved with the sites include the Department of the Interior, Department of Justice and Environmental Protection Agency. Environmental liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.

     ARCO is currently involved in assessments and cleanups under these laws at federal- and state-managed sites, as well as other clean-up sites including service stations, refineries, terminals, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites previously owned by ARCO or predecessors. This comprised 125 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility.

     ARCO may in the future be involved in additional environmental assessments and cleanups. Future costs depend on unknown factors such as:

   .  Nature and extent of contamination;
   .  Timing, extent and method of the remedial action;
   . ARCO's proportional share of costs; and . Financial condition of other responsible parties.

     The environmental remediation accrual is updated annually, at a minimum, and at June 30, 1999, was $847 million. As these costs become more clearly defined, they may require future charges against earnings. Applying Monte Carlo analysis to estimated site maximums on a portfolio basis, ARCO estimates that future costs could exceed the amount accrued by as much as $500 million.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1999 vs. Second Quarter 1998


Income from Continuing Operations

     The improvement in income from continuing operations in 1999 primarily reflected higher refined products margins and crude oil prices, partially offset by lower natural gas prices.

     The 1999 second quarter included a net benefit of $11 million after tax from special items. The 1998 second quarter special items included net charges of $78 million after tax consisting primarily of an impairment of a North Sea natural gas field.

After-tax Segment Earnings
                                                        1999    1998
                                                       -----   -----

           (Millions)

           Exploration and production...............   $ 174   $  17
           Refining and marketing...................     206      97
           Other operations.........................      24      29
           Interest expense.........................     (71)    (75)
           Other unallocated expenses...............     (20)     (4)
                                                       -----   -----
             Income from continuing operations......     313      64
           Discontinued operations..................       -      90
                                                       -----   -----

             Net income.............................   $ 313   $ 154
                                                       =====   =====

Exploration and Production

     ARCO's earnings from worldwide oil and gas exploration and production operations in 1999 were impacted by higher crude oil prices. The results in 1998 also included a $75 million after-tax writedown in the value of a North Sea natural gas field following the unsuccessful resolution of a sales contract dispute. Exploration expense declined $18 million in 1999 primarily as a result of lower writeoffs for dryholes by Vastar Resources, Inc. (Vastar). Vastar is 82.1% owned by ARCO.

Average Oil and Gas Prices



          U.S.                                                  1999      1998
            Petroleum liquids - per barrel (bbl)                ----      ----
              Alaska.....................................   $   10.44 $    7.58
              Lower 48, including Vastar.................   $   13.59 $   10.74
              Composite average price....................   $   11.43 $    8.71
            Natural gas - per thousand cubic feet (mcf)..   $    1.85 $    1.92

          International
            Petroleum liquids - per bbl..................   $   12.88 $   12.11
            Venezuela crude oil - per bbl................   $    3.95 $       -
            Natural gas (excluding LNG)- per mcf.........   $    2.03 $    2.56
            Indonesia LNG................................   $    3.03 $       -


Petroleum Liquids and Natural Gas Production

          Net Production

          U.S.                                                  1999      1998
            Petroleum liquids - bbl/day                         ----      ----
              Alaska.....................................     316,700   339,900
              Vastar.....................................      59,700    49,400
              Other Lower 48.............................      85,600   138,600
                                                            --------- ---------
                Total....................................     462,000   527,900

            Natural gas - mcf/day........................   1,259,000 1,120,500
            Barrels of oil equivalent - (BOE)/day*            671,900   714,600

          International
            Petroleum liquids - bbl/day...................    150,000    84,000
            Natural gas - mcf/day.........................  1,033,300   647,800
            BOE/day...............                            322,200   192,000

            Total net production - BOE/day................    994,100   906,600


    ___________________
    * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

     In 1999, the reduction in U.S. petroleum liquids production primarily resulted from the absence of production from California properties (other Lower
48) producing exclusively heavy crude oil and natural field declines in Alaska. The California properties were exchanged for Gulf of Mexico exploration acreage and properties producing both crude oil and natural gas that were ultimately transferred to Vastar. The decline in Alaska petroleum liquids production reflected a 30,500 barrel-per-day decrease in Prudhoe Bay and Kuparuk River production, partially offset by a 13,700 barrel-per-day increase in production from the Tarn field which began production in July 1998. The increased international petroleum liquids volumes primarily reflected production from UTP properties which became part of ARCO's operations in the third quarter of 1998 and new production from Venezuela, which averaged 30,700 barrels per day in the second quarter of 1999.

     The increase in international natural gas volumes in 1999 primarily reflected production from former UTP properties. The 1999 increase in U.S. natural gas volumes primarily reflected production from Gulf of Mexico shelf properties transferred to Vastar in the fourth quarter of 1998. The additional international production from the former UTP properties contributed 355 million cubic feet per day.

Refining and Marketing

     The higher earnings in 1999 resulted from higher margins. Several large West Coast refineries had unscheduled outages during the quarter resulting in tightened supply and correspondingly higher product realizations. The higher product prices were partially offset by higher crude oil costs. The decline in jet fuel sales reflected reduced sales of jet fuel to the military.

     The amortization and recognition of imputed interest associated with the deferral of part of the pre-tax gain on the sale of the ARCO Chemical interest in 1998 is expected to have a net favorable impact of approximately $40 million after tax on refining and marketing earnings for the full year 1999. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of the deferred gain.


West Coast Petroleum Products Sales

          Volumes (Barrels/day)                     1999       1998
                                                    ----       ----
          Gasoline.............................   316,200    313,900
          Jet..................................   104,200    111,800
          Distillate...........................    79,700     78,100
          Other................................    89,100     89,600
                                                  -------    -------

          Total................................   589,200    593,400
                                                  =======    =======

Other Operations

     The 1999 and 1998 results included earnings from Lower 48 pipeline operations and an aluminum rolling facility. The decline in 1999 earnings reflected lower pipeline revenues partially offset by lower operating costs related to the Company's successful efforts at cost reduction.

Discontinued Operations

     In the first quarter of 1999 ARCO sold its interests in two Australian coal mines, Gordonstone and the Blair Athol Joint Venture and sold Union Texas Petrochemicals Corporation, which ARCO had acquired as part of its purchase of Union Texas Petroleum Holdings, Inc. in June 1998.

     ARCO had no earnings from discontinued operations in the second quarter of
1999.    In the second quarter of 1998 after-tax earnings from discontinued
operations totaled $90 million, comprised of earnings from ARCO's interest in ARCO Chemical Company.

Consolidated Revenues

                                                          1999       1998
                                                          ----       ----
          (Millions)
          Sales and other operating revenues
            Exploration and production...............    $1,549     $1,368
            Refining and marketing...................     1,819      1,432
            Other....................................        15         53
            Intersegment eliminations................      (336)      (289)
                                                         ------     ------

              Total..................................    $3,047     $2,564
                                                         ======     ======

     The increase in exploration and production sales revenues resulted primarily from higher petroleum liquids prices and natural gas production volumes. Refining and marketing sales revenues increased primarily because of higher refined products prices.

Other Revenues

     The increase in other revenues in 1999 primarily reflected an insurance settlement and gains on asset sales.

Consolidated Expenses

     Trade purchases increased in 1999 primarily as a result of the purchase of finished and unfinished product from third parties while the Cherry Point Refinery in the state of Washington was shut down for scheduled maintenance work. The effect on trade purchases of an increase in crude oil prices was offset by a decline in crude oil marketing volumes.

     Operating expenses were higher in 1999 primarily in refining and marketing operations, reflecting repair and maintenance costs associated with the scheduled maintenance work at the Cherry Point Refinery.

     Depreciation, depletion and amortization (DD&A) expense in 1999 reflected the inclusion of DD&A of the former UTP operations, which became a part of ARCO's operations in the third quarter of 1998, and an increase in production for Vastar in 1999.

Income Taxes

     The Company had a tax provision of $202 million in the 1999 second quarter, compared to a net tax benefit of $37 million in the 1998 second quarter. The increase in the tax provision in 1999 resulted from higher earnings in 1999 and the absence of tax benefits associated with affiliate stock transactions, which totaled $44 million in 1998.

Six-Month Period Ended June 30, 1999 vs. Same Six-Month Period 1998

Income from Continuing Operations

     The improvement in income from continuing operations for the first six months of 1999 primarily reflected increased refined products margins and lower exploration expenses, partially offset by lower petroleum liquids and natural gas prices.

After-tax Segment Earnings

                                                        1999      1998
                                                        ----      ----

            (Millions)
            Exploration and production.............    $  263    $  199
            Refining and marketing.................       335       116
            Other operations.......................        48        53
            Interest expense.......................      (141)     (144)
            Other unallocated expenses.............       (27)      (26)
                                                       ------    ------
              Income from continuing operations....       478       198
            Discontinued operations................         -       176
                                                       ------    ------

              Net income...........................    $  478    $  374
                                                       ======    ======

Consolidated Revenues

                                                        1999      1998
                                                        ----      ----

            (Millions)
            Sales and other operating revenues
              Exploration and production...........    $2,853    $2,906
              Refining and marketing...............     3,125     2,784
              Other................................        34        95
              Intersegment eliminations............      (550)     (685)
                                                       ------    ------

                Total..............................    $5,462    $5,100
                                                       ======    ======

     The decline in exploration and production sales revenues for the first six months of 1999 resulted primarily from lower petroleum liquids and natural gas prices, partially offset by higher petroleum liquids and natural gas production volumes.

     For the first six months of 1999 refining and marketing sales revenues increased primarily because of higher refined products prices.

Consolidated Expenses

     Trade purchases for the six months ended June 30, 1999 were lower primarily as a result of lower petroleum liquids prices.

     Operating expenses were higher during the first half of 1999 primarily reflecting the operating costs associated with former UTP properties now being operated by ARCO and the repair and maintenance costs associated with the scheduled maintenance work at the Cherry Point Refinery. These costs were partially offset by cost savings in the Company's operations associated with its cost reduction program started in 1998 and the absence of operating costs associated with certain California properties, which were exchanged for Gulf of Mexico properties in the fourth quarter of 1998. Those Gulf of Mexico properties were ultimately transferred to Vastar in the fourth quarter of 1998.

     Depreciation, depletion and amortization expense in 1999 reflected the inclusion of DD&A of the former UTP operations, which became a part of ARCO's operations in the third quarter of 1998 and increased crude oil and natural gas production for Vastar.

     The lower exploration expense for the first six months of 1999 reflected a decline in geological and geophysical and dryhole expense in Vastar's exploration operations and ARCO's international exploration operations.

     The lower selling, general and administrative expenses in the first six months of 1999 primarily resulted from the Company's cost reduction program started in 1998.

     The lower taxes other than income taxes in 1999 primarily resulted from the impact of lower crude oil volumes in Alaska and lower crude oil prices on U.S. production taxes.

Income Taxes

     The Company's effective tax rate was 37.6% for the first six months of 1999, compared to 4.5% for the same period in 1998. The 1999 effective tax rate approximates the federal statutory rate, reflecting the absence of tax benefits from affiliate stock transactions, which totaled $57 million in 1998, and lower tax credits in 1999 than were available in 1998.

Average Oil and Gas Prices

                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                             1999      1998
                                                             ----      ----
          U.S.
            Petroleum liquids - per bbl
              Alaska.....................................   $ 8.17    $ 8.95
              Lower 48, including Vastar.................   $11.66    $11.71
              Composite average price....................   $ 9.24    $ 9.92
            Natural gas - per mcf........................   $ 1.72    $ 1.91

          International
            Petroleum liquids - per bbl..................   $10.83    $12.35
            Venezuela crude oil - per bbl................   $ 3.47    $    -
            Natural gas (excluding LNG) - per mcf........   $ 2.27    $ 2.63
            Indonesia LNG................................   $ 2.65    $    -

Petroleum Liquids and Natural Gas Production

          Net Production                                       1999          1998
                                                               ----          ----
          U.S.
            Petroleum liquids - bbl/day
              Alaska....................................      330,900        351,900
              Vastar....................................       57,800         50,500
              Other Lower 48............................       88,900        139,600
                Total...................................      477,600        542,000

            Natural gas - mcf/day.......................    1,308,800      1,106,100
            Barrels of oil equivalent - (BOE)/day*......      695,700        726,400

          International
            Petroleum liquids - bbl/day.................      164,000         83,800
            Natural gas - mcf/day.......................    1,162,200        747,200
            BOE/day.....................................      357,700        208,300

            Total net production - BOE/day..............    1,053,400        934,700

          __________
          * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

Liquidity and Capital Resources

                                                                 1999
                                                                 ----
          (Millions)
          Cash flow provided (used) by:
            Operations.....................................    $   805
            Investing activities...........................    $  (775)
            Financing activities...........................    $   (24)

     The net cash used by investing activities in the first six months of 1999 included expenditures for additions to fixed assets of $1.4 billion, offset by proceeds from asset sales of $629 million primarily associated with the sale of Australian coal assets and the Union Texas Petrochemicals Corporation.

     The net cash provided by financing activities in the first six months of 1999 primarily included a decrease of $900 million in the Company's short-term debt position, repayments of $580 million of long-term debt and dividend payments of $459 million, offset by the issuance of $1.9 billion in long-term debt.

     Cash and cash equivalents and short-term investments totaled $899 million, short-term borrowings were $1.5 billion and long-term debt due within one year was $174 million at the end of the second quarter of 1999.

     Beginning in 1997 and continuing through the first quarter of 1999, the Company utilized increased short-term borrowing in lieu of increased long-term borrowing (other than long-term debt assumed in connection with the UTP acquisition in 1998). While overall short-term borrowings were reduced during the second quarter of 1999, the Company is still in a working capital deficit position of approximately $1.4 billion at June 30, 1999.

     The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures, dividends and debt repayments with cash from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

Statements of Financial Accounting Standards Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by SFAS No. 137). Earlier application of all of the provisions of SFAS No. 133 is permitted, but the provisions cannot be applied retroactively to financial statements of prior periods. SFAS standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not yet completed evaluating the impact of the provisions of SFAS No. 133.

Impact of Year 2000 Issue
-------------------------

The Company's plans to address the Year 2000 issue are fully described in its Annual Report on Form 10-K for the year ended December 31, 1998. The following table is an update of a table contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and shows the Company's progress on addressing the Year 2000 issue as of June 30, 1999:

                                                                        Total
                                                                       expended
                                                                       through         Total
                                 Percent                               June 30,      estimated
                               complete at        Expected date          1999           cost
     Areas addressed          June 30, 1999       of completion       (millions)     (millions)
     ---------------          -------------       -------------       ----------     ----------
Computing integrity               94% (1)         September 1999          $11            $14

Asset integrity                   68%             September 1999            8             12

Commercial integrity              56% (2)         September 1999            2              3
                                                                          ---            ---

     Total costs                                                          $21            $29

________________

(1) Remaining work outside direct control of ARCO causing adjustment to completion date.
(2)  Completion date adjusted because later than expected start of this phase.

     The total cost associated with required modifications to achieve Year 2000 compliance is not expected to be material to the Company's financial position. The approximate total cost of the Year 2000 project is $29 million, a 16% increase since year-end 1998 due to increased work in the Asset Integrity area, contingency planning and increased budgets for follow-up work in the year 2000. This estimate does not include ARCO's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator.

     The ARCO Year 2000 due diligence requires that vendors of mission critical components and providers of mission critical services be solicited concerning Year 2000 compliance. Many of these third party providers have responded in writing addressing their understanding of the problem and their commitment to remediating the Year 2000 problem.

                        _______________________________

  Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

1. Reference is made to the disclosure on pages 15 and 16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (hereinafter, the "1998 Form 10-K Report") regarding the case of Atlantic Richfield Company v. AETNA Casualty and Surety Company of America, et al. (Case No. BC 015575). ARCO now has completed settlements with the insurance company defendants and the case has been dismissed.

2. Reference is made to the disclosure on page 18 of the Company's 1998 Form 10-K Report regarding Hall, et al. v. Babcock & Wilcox Company, et al. (Case No. 94-0951). On June 29, 1999, the court granted ARCO's and B & W's motions for a new trial. The claims of the eight test-case plaintiffs and of other plaintiffs remain for trial or other disposition.

3. Reference is made to the disclosure on page 19 of the Company's 1998 Form 10-K Report regarding Squyres v. Whitmire, et al. (Case No. 98-6085). On July 12, 1999, the court granted the defendants' motion to dismiss without leave to amend.

4. Reference is made to the Company's 1998 Form 10-K Report for information on other legal proceedings matters reported herein.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27  Financial Data Schedule.

          (b)  Reports on Form 8-K

               The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1999 and through the date hereof.

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

                                               ATLANTIC RICHFIELD COMPANY
                                                       (Registrant)


                                                  /s/ Allan L. Comstock
Dated:  August 10, 1999                        _____________________________
                                                        (signature)
                                                     Allan L. Comstock
                                               Vice President and Controller
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)