Form 10-Q
period 1999-09-30
ATLANTIC RICHFIELD CO /DE
filed 1999-11-12
CIK 775483

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                               ________________


                                   FORM 10-Q

                               ________________


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ________________


For the quarterly period ended September 30, 1999           Commission file number 1-1196

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

                               _________________


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

    Number of shares of Common Stock, $2.50 par value, outstanding as of September 30, 1999: 322,731,860.

                         PART I.  FINANCIAL INFORMATION

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                        CONSOLIDATED STATEMENT OF INCOME

                                                        Three Months Ended    Nine Months Ended
                                                           September 30,        September 30,
                                                        -------------------   ------------------
                                                         1999       1998       1999       1998
                                                        -------   ---------   -------   --------
(Millions except per share amounts)
Revenues
  Sales and other operating revenues...................  $3,423     $2,655     $8,885    $7,755
  Other revenues.......................................     119        146        428       346
                                                        -------     ------     ------    ------
                                                          3,542      2,801      9,313     8,101
                                                        -------     ------     ------    ------
Expenses
  Trade purchases......................................   1,418      1,039      3,397     3,096
  Operating expenses...................................     593        919      1,753     2,013
  Selling, general and administrative expenses.........     168        187        496       572
  Depreciation, depletion and amortization.............     423        399      1,334     1,077
  Impairment of oil and gas properties.................       -        147          -       257
  Exploration expenses (including undeveloped
    leasehold amortization)............................     100        135        282       410
  Taxes other than income taxes........................     117        121        353       397
  Interest.............................................      98        123        288       326
  Loss on disposition of Algeria assets................     175          -        175         -
  Restructuring cost adjustments.......................      20          -         20         -
                                                        -------     ------     ------    ------
                                                          3,112      3,070      8,098     8,148
                                                        -------     ------     ------    ------

Income (loss) from continuing operations before
  income taxes and minority interest...................     430       (269)     1,215       (47)
Provision (benefit) for taxes on income................      87       (138)       382      (128)
Minority interest in earnings of subsidiaries..........      13          7         25        21
                                                        -------     ------     ------    ------

Income (loss) from continuing operations...............     330       (138)       808        60
Income from discontinued operations, net of
  income taxes of $7 and $93 (1998)....................       -         12          -       188
Gain on disposition of discontinued operations,
  net of income taxes (benefit) of $(38) (1999, both
  periods) and $1,612 (1998, both periods).............      42        998         42       998
                                                        -------     ------     ------    ------
Net income............................................. $   372     $  872     $  850    $1,246
                                                        =======     ======     ======    ======
Earned per Share
  Basic
    Continuing operations.............................. $  1.03     $(0.43)    $ 2.51    $ 0.18
    Discontinued operations............................     .13       3.14        .13      3.70
                                                        -------     ------    -------   -------
    Net income......................................... $  1.16     $ 2.71    $  2.64   $  3.88
                                                        =======     ======    =======   =======
  Diluted
    Continuing operations.............................. $  1.00     $(0.43)   $  2.46   $   .18
    Discontinued operations............................     .13       3.14        .13      3.63
                                                        -------     ------    -------   -------
    Net income......................................... $  1.13     $ 2.71    $  2.59   $  3.81
                                                        =======     ======    =======   =======

Cash Dividends Paid per Share of Common Stock.......... $ .7125     $.7125    $2.1375   $2.1375
                                                        =======     ======    =======   =======

        The accompanying notes are an integral part of these statements.

                           ATLANTIC RICHFIELD COMPANY
                           CONSOLIDATED BALANCE SHEET


                                                      September 30,   December 31,
                                                          1999            1998
                                                      -------------   ------------
(Millions)

Assets
Current assets:
  Cash and cash equivalents........................         $   745        $   657
  Short-term investments...........................             246            260
  Accounts receivable..............................           1,504          1,002
  Inventories......................................             427            475
  Prepaid expenses and other current assets........             224            317
                                                            -------        -------

  Total current assets.............................           3,146          2,711
                                                            -------        -------

Investments and long-term receivables:
  Investments accounted for on the equity method...           1,291          1,235
  Other investments and long-term receivables......           1,322            831
                                                            -------        -------

                                                              2,613          2,066
                                                            -------        -------

Net property, plant and equipment..................          18,563         18,762

Net assets of discontinued operations..............              67            339
Deferred charges and other assets..................           1,438          1,321
                                                            -------        -------
Total assets.......................................         $25,827        $25,199
                                                            =======        =======

       The accompanying notes are an integral part of these statements.

                           ATLANTIC RICHFIELD COMPANY
                           CONSOLIDATED BALANCE SHEET


                                                     September 30,    December 31,
                                                          1999            1998
                                                     --------------   -------------
(Millions)

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable...................................         $ 1,958         $ 2,403
  Accounts payable................................             717             976
  Long-term debt due within one year..............             105             399
  Taxes payable...................................             509             634
  Other...........................................           1,007           1,285
                                                            ------          ------

  Total current liabilities.......................           4,296           5,697

Long-term debt....................................           5,691           4,332
Deferred income taxes.............................           3,468           3,318
Dismantlement, restoration and reclamation........           1,138           1,058
Other deferred liabilities and credits............           2,845           2,955
Minority interest.................................             285             259
                                                            ------          ------

  Total liabilities...............................          17,723          17,619
                                                            ------         -------

Stockholders' equity:
  Preference stocks...............................               1               1
  Common stock....................................             816             815
  Capital in excess of par value of stock.........             859             863
  Retained earnings...............................           6,749           6,589
  Treasury stock..................................            (285)           (344)
  Accumulated other comprehensive income (loss)...             (36)           (344)
                                                            ------          ------

  Total stockholders' equity......................           8,104           7,580
                                                            ------          ------
Total liabilities and stockholders' equity........         $25,827         $25,199
                                                            ======          ======

       The accompanying notes are an integral part of these statements.

                           ATLANTIC RICHFIELD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                              1999       1998
                                                                              ----       ----
(Millions)
Cash flows from operating activities:
Income from continuing operations.................................          $  808    $    60
Adjustments to reconcile income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization........................           1,334      1,077
  Impairment of oil and gas properties............................               -        257
  Dry hole expense and undeveloped leasehold amortization.........             150        194
  Loss on disposition of Algeria assets...........................             175          -
  Net gain on asset sales.........................................             (70)       (56)
  Income from equity investments..................................             (31)       (53)
  Dividends from equity investments...............................              50          9
  Minority interest in earnings of subsidiaries...................              25         21
  Cash payments (greater) less than noncash provisions............            (347)        85
  Changes in working capital accounts.............................            (811)      (217)
  Deferred income taxes...........................................             184       (103)
  Other...........................................................              48        108
                                                                             -----     ------

    Net cash provided by operating activities.....................           1,515      1,382
                                                                             -----     ------

Cash flows from investing activities:
  Union Texas Petroleum acquisition...............................               -     (2,707)
  Additions to fixed assets (including dry hole costs)............          (1,988)    (2,477)
  Net cash used by short-term investments.........................              (1)        (7)
  Proceeds from sale of ARCO Chemical stock.......................               -      4,593
  Proceeds from asset sales.......................................             732      1,169
  Investments and long-term receivables...........................            (168)      (149)
  Other...........................................................              38       (166)
                                                                             -----     ------

    Net cash (used) provided by investing activities..............          (1,387)       256
                                                                            ------     ------

Cash flows from financing activities:
  Repayments of long-term debt....................................            (826)      (235)
  Proceeds from issuance of long-term debt........................           1,891        215
  Net cash used by notes payable..................................            (439)      (347)
  Dividends paid..................................................            (690)      (688)
  Treasury stock purchases........................................              (2)       (31)
  Other...........................................................              37         48
                                                                             -----     ------

    Net cash used by financing activities.........................             (29)    (1,038)
                                                                             -----      -----

Cash flows from discontinued operations...........................              (8)        37

Effect of exchange rate changes on cash...........................              (3)        (1)
                                                                             -----     ------

Net increase in cash and cash equivalents.........................              88        636

Cash and cash equivalents at beginning of period..................             657        434
                                                                             -----     ------

Cash and cash equivalents at end of period........................          $  745    $ 1,070
                                                                             =====     ======

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


NOTE B.  Comprehensive Income.

   Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO's comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998 was as follows:


                                                      Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                     --------------------   ------------------
                                                       1999        1998      1999       1998
                                                     ---------   --------   -------   --------
(Millions)
Net income........................................      $ 372      $ 872     $  850    $1,246
Other comprehensive income:
  Net unrealized gain (loss) on investments (a)          (114)      (198)       101      (717)
  Foreign currency translation adjustment.........         23         38        207       (12)
  Minimum pension liability.......................          -          7          -         7
                                                        -----      -----     ------    ------

Comprehensive income..............................      $ 281      $ 719     $1,158    $  524
                                                        =====      =====     ======    ======

(a) Primarily consists of tax-effected changes in the fair value of ARCO's investment in LUKOIL, which had a fair value of approximately $382 million at September 30, 1999, compared to a fair value of approximately $225 million at December 31, 1998. The unrealized pretax gain on the LUKOIL investment at September 30, 1999, was $40 million.

    Accumulated nonowner changes in equity (accumulated other comprehensive income) at September 30, 1999 and December 31, 1998 were as follows:

                                                            September 30,  December 31,
                                                               1999            1998
                                                           -------------   -------------
      (Millions)
      Net unrealized gain (loss) on investments.........          $  26           $ (75)
      Foreign currency translation adjustment...........            (15)           (222)
      Minimum pension liability.........................            (47)            (47)
                                                                  -----           -----

        Accumulated other comprehensive income (loss)...          $ (36)          $(344)
                                                                  =====           =====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE C.  Interim Segment Information.


Three Months Ended September 30, 1999
-------------------------------------


                          Exploration     Refining &    Other      Unallocated
(Millions)                & Production    Marketing   Operations      Items      Total
                          ------------    ---------   ----------   -----------   -----
Sales and other
 operating revenues . .     $ 1,882        $1,959       $    8       $    2    $ 3,851
Intersegment revenues. .       (424)            -           (1)          (3)      (428)
                             ------         -----        -----        -----    -------
Total. . . . . . . . . .    $ 1,458        $1,959       $    7       $   (1)   $ 3,423
                             ======         =====        =====        ======    ======

Income (loss) from
 continuing operations      $   183        $  182       $   25       $  (60)   $   330
Income from discontinued
 operations*  . . . . .           -             -            -           42         42
                            -------        ------       ------       ------      -----

Net income (loss). . . .    $   183        $  182       $   25       $  (18)   $   372
                             ======         =====        =====        ======    ======

Segment assets . . . . .    $18,428        $4,270       $  929       $2,200    $25,827
                             ======         =====        =====        ======    ======


December 31, 1998
-----------------

Segment assets . . . . .    $18,203        $3,826       $1,119       $2,051    $25,199
                             ======         =====        =====        ======    ======


Three Months Ended September 30, 1998
-------------------------------------


                          Exploration     Refining &    Other      Unallocated
(Millions)                & Production    Marketing   Operations      Items      Total
                          ------------    ---------   ----------   -----------   -----
Sales and other
 operating revenues . .     $ 1,518        $1,386       $   39       $    3    $ 2,946
Intersegment revenues. .       (268)            -          (20)          (3)      (291)
                             ------         -----        -----       ------     ------
Total. . . . . . . . . .    $ 1,250        $1,386       $   19       $    -    $ 2,655
                             ======         =====        =====       ======     ======

Income (loss) from
 continuing operations      $   (56)       $  108       $   45       $ (235)   $  (138)
Income from discontinued
 operations*  . . . . .          -              -            -        1,010      1,010
                             ------         -----        -----       ------     ------
Net income (loss). . . .    $   (56)       $  108       $   45       $  775    $   872
                             ======         =====        =====        ======    ======

_______________

* Includes gains on disposition of discontinued operations of $42 million and $998 million for the periods, ended September 30, 1999 and 1998, respectively.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Nine Months Ended September 30, 1999
------------------------------------

                          Exploration     Refining &    Other      Unallocated
(Millions)                & Production    Marketing   Operations      Items       Total
                          ------------    ---------   ----------   -----------    -----
Sales and other
 operating revenues . .     $ 4,735        $ 5,084      $   37       $    7      $ 9,863
Intersegment revenues. .       (968)             -          (3)          (7)        (978)
                             ------         ------       -----        -----       ------
Total. . . . . . . . . .    $ 3,767        $ 5,084      $   34       $    -      $ 8,885
                             ======         ======       =====        =====       ======

Income from continuing
 operations . . . . . .     $   446        $   517      $   73       $ (228)     $   808
Income from discontinued
 operations*  . . . . .           -              -           -           42           42
                             ------         ------       -----        -----       ------
Net income (loss). . . .    $   446        $   517      $   73       $ (186)     $   850
                             ======         ======       =====        =====       ======



Nine Months Ended September 30, 1998
------------------------------------


                          Exploration     Refining &    Other      Unallocated
(Millions)                & Production    Marketing   Operations      Items       Total
                          ------------    ---------   ----------   -----------    -----
Sales and other
 operating revenues . .     $ 4,424        $ 4,170      $  118       $   19      $ 8,731
Intersegment revenues. .       (892)           (12)        (60)         (12)        (976)
                             ------         ------       -----        -----       ------
Total. . . . . . . . . .    $ 3,532        $ 4,158      $   58       $    7      $ 7,755
                             ======         ======       =====        =====       ======

Income from continuing
 operations . . . . . .     $   143        $   224      $   98       $ (405)     $    60
Income from discontinued
 operations*  . . . . .          -              -            -        1,186        1,186
                             ------         ------       -----        -----       ------
Net income . . . . . . .    $   143        $   224      $   98       $  781      $ 1,246
                             ======         ======       =====        =====       ======

_______________

* Includes gains on disposition of discontinued operations of $42 million and $998 million for the periods, ended September 30, 1999 and 1998, respectively.


    The Company's coal and chemical operations have been reported as discontinued operations since March 31, 1998 and June 30, 1998, respectively. Accordingly, at December 31, 1998 and September 30, 1999, the income from and net assets of discontinued operations are included with unallocated items in the segment presentation above.

    The amortization (and recognition of imputed interest) associated with a gain deferred in conjunction with the sale of the chemicals operations had a favorable impact of approximately $11 million and $38 million after tax on Refining and Marketing earnings in the third quarter and first nine months of 1999, respectively. The amortization, which began in the third quarter of 1998, had a favorable impact of approximately $9 million after tax in the third quarter of 1998.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE D.  Investments.

    At September 30, 1999 and 1998, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from one day to ten years. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At September 30, 1999, all investments were classified as available-for-sale and were reported at fair value, with unrealized holding gains and losses, net of tax, reported in accumulated other comprehensive income (loss).

    The following summarizes investments in securities at September 30:


                                                                                              1999       1998
                                                                                            --------   --------
          (Millions)

          Aggregate fair value...........................................................   $ 1,142    $   951
          Gross unrealized holding losses................................................         6        200
          Gross unrealized holding gains.................................................       (45)       (19)
                                                                                            -------    -------

          Amortized cost.................................................................   $ 1,103    $ 1,132
                                                                                            =======    =======

    Investment activity for the nine-month periods ended September 30 was as follows:


                                                                                              1999       1998
                                                                                            -------    -------
          (Millions)

          Gross purchases................................................................   $16,330    $14,493
          Gross sales....................................................................       708        339
          Gross maturities...............................................................    15,567     13,935

Gross realized gains and losses were determined by the specific identification method and for the three- and nine-month periods ended September 30, 1999 and 1998, were insignificant.


NOTE E.  Inventories.

    Inventories at September 30, 1999 and December 31, 1998 comprised the following:


                                         September 30,  December 31,
                                             1999           1998
                                         ------------   ------------
   (Millions)

   Crude oil and petroleum products...          $ 187          $ 220
   Other products.....................             26             24
   Materials and supplies.............            214            231
                                                -----          -----

     Total............................          $ 427          $ 475
                                                =====          =====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE F.  Capital Stock.

    Detail of the Company's capital stock was as follows:


                                                              September 30,  December 31,
                                                                  1999           1998
                                                              ------------   ------------
   (Thousands)

   $3.00 Cumulative convertible preference stock, par $1...       $     43       $     52
   $2.80 Cumulative convertible preference stock, par $1...            509            573
   Common stock, par $2.50.................................        815,881        814,673
                                                                  --------       --------
    Total.................................................        $816,433       $815,298
                                                                  ========       ========


NOTE G.  Capitalization of Interest.

    Interest expense excluded capitalized interest of $45 million and $29 million, respectively, for the three-month periods ended September 30, 1999 and 1998, and $133 million and $66 million, respectively, for the nine-month periods ended September 30, 1999 and 1998.


NOTE H.  Restructuring Programs.

    During 1998, ARCO recorded pretax charges of $229 million for the costs of eliminating over 1,200 positions, primarily exploration and production technical support, international exploration and production support operations and the corporate headquarters. During the third quarter of 1999 ARCO increased the provision by $12 million primarily to reflect approximately 75 additional terminations. The following table summarizes the liabilities related to the 1998 restructuring program, including $10.5 million transferred from the 1997 program to cover those people who had not yet terminated under the 1997 program and became eligible for the 1998 program:



($ Millions)
                                       Funded        Unfunded
                      Short-term     Long-term      Long-term
   Terminations      Benefits (a)   Benefits (b)   Benefits (c)   Total
   ------------      ------------   ------------   ------------   -----
      1,285                 $103            $90            $58     $251

      (a) Severance payments and ancillary benefits such as relocation and outplacement.
      (b) Net increase in pension benefits to be paid from assets of qualified plans.
      (c) Net increase in non-qualified pension benefits and other postretirement benefits to be paid from Company funds.

    Through September 30, 1999, approximately 1,045 employees have been terminated and approximately $64 million ($14 million in the third quarter of 1999) of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments. The remaining severance and ancillary benefits are expected to be paid by first quarter 2001.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Union Texas Petroleum Holdings, Inc. (UTP) Restructure.

    As part of the purchase price allocation for the purchase of UTP in 1998, the company established a $78 million reserve for the termination of 357 employees resulting from the integration of UTP into ARCO's operations. In September 1999, the reserve was increased to $86 million. At September 30, 1999, 352 employees have been terminated and a total of $80 million in severance benefits has been paid. The remaining severance benefits are expected to be paid by second quarter 2000. The group of employees terminated included U.S. citizens employed in exploration and production operations and corporate headquarters personnel.


NOTE I.  Income Taxes.

    Provision (benefit) for taxes on income:


                  Three Months Ended     Nine Months Ended
                    September 30,          September 30,
                 --------------------   -------------------
                   1999        1998       1999       1998
                 ---------   --------   --------   --------
(Millions)

Federal:
  Current.....      $(128)     $ (41)     $  37      $ (86)
  Deferred....        197        (66)       228        (17)
                    -----      -----      -----      -----

                       69       (107)       265       (103)
                    -----      -----      -----      -----

Foreign:
  Current.....         32         19        144         44
  Deferred....         (5)       (40)       (55)       (76)
                    -----      -----      -----      -----

                       27        (21)        89        (32)
                    -----      -----      -----      -----

State:
  Current.....        (18)         6         17         17
  Deferred....          9        (16)        11        (10)
                    -----      -----      -----      -----

                       (9)       (10)        28          7
                    -----      -----      -----      -----

    Total.....      $  87      $(138)     $ 382      $(128)
                    =====      =====      =====      =====


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

    Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                                 Three Months Ended
                                                                    September 30,
                                                                   --------------
                                                                1999                        1998
                                                                ----                        ----
                                                              Percent                     Percent
                                                                 of                          of
                                                               Pretax                      Pretax
                                                    Amount     Income        Amount        Income
                                                   --------   --------       ------       --------

(Millions)

Income (loss) from continuing operations
 before income taxes and minority interest......    $  430      100.0            $(269)     100.0
                                                    ======      =====            =====     ======

Tax at federal statutory rate...................    $  150       35.0            $ (94)     (35.0)
Increase (reduction) in taxes resulting from:
 Subsidiary stock transactions..................       (22)      (5.1)              (7)      (2.6)
 Taxes on foreign income in excess of
  statutory rate................................         3        0.7                4        1.5
 State income taxes (net of federal effect).....        (6)      (1.4)              (6)      (2.2)
 Tax credits....................................       (42)      (9.8)             (28)     (10.4)
 Other..........................................         4        0.8               (7)      (2.6)
                                                    ------      -----            -----     ------

Provision (benefit) for taxes on income.........    $   87       20.2            $(138)     (51.3)
                                                    ======      =====            =====     ======

                                                                      Nine Months Ended
                                                                        September 30,
                                                                        -------------
                                                               1999                        1998
                                                               ----                        ----
                                                              Percent                     Percent
                                                                of                          of
                                                              Pretax                      Pretax
                                                   Amount     Income        Amount        Income
                                                   ------     -------       ------        -------

(Millions)

Income (loss) from continuing operations
 before income taxes and minority interest .....    $1,215      100.0            $ (47)     100.0
                                                    ======      =====            =====     ======

Tax at federal statutory rate...................    $  425       35.0            $ (16)     (35.0)
Increase (reduction) in taxes resulting from:
 Subsidiary stock transactions..................       (22)      (1.8)             (64)    (136.2)
 Taxes on foreign income in excess of
  statutory rate................................        46        3.8               44       93.6
 State income taxes (net of federal effect).....        18        1.5                5       10.6
 Tax credits....................................       (92)      (7.6)             (87)    (185.1)
 Other..........................................         7        0.5              (10)     (20.2)
                                                    ------      -----            -----     ------

Provision (benefit) for taxes on income.........    $  382       31.4            $(128)    (272.3)
                                                    ======      =====            =====     ======

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE J.  Discontinued Operations.

    In the first quarter 1999, ARCO disposed of its interests in two Australian coal mines. ARCO disposed of its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture. At September 30, 1999, the carrying value of the remaining Australian assets was $67 million and was included in net assets of discontinued operations on the balance sheet. Beginning in January 1999, ARCO suspended depreciation on the Australian coal assets (1998 annual depreciation was $23 million). In 1998, ARCO recorded a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets.

    As part of the acquisition of UTP, ARCO determined it would sell UTP's petrochemical business. In March 1999, ARCO sold the UTP petrochemical business to Williams Energy Services.

    In the third quarter of 1999, the gain or loss recorded on the disposition of ARCO Chemical, the ARCO coal operations and UTP's petrochemical business was adjusted to reflect an additional net gain of $42 million.

    Revenues and income from discontinued operations for the three months and nine months ended September 30, 1999 and 1998 were:



                          Three Months Ended   Nine Months Ended
                            September 30,        September 30,
                          ------------------   -----------------
                           1999       1998      1999      1998
                          -------   --------   ------   --------
Revenues:

   ARCO Chemical.......   $     -      $ 290    $   -     $1,990
   Coal operations.....        20         61       63        293
   UTP petrochemical...         -         23       24         23
                          -------      -----    -----     ------
                          $    20      $ 374    $  87     $2,306
                          =======      =====    =====     ======
Net income:

   ARCO Chemical.......   $     -      $  12    $   -     $  178
   Coal operations.....         -          -        -         10
   UTP petrochemical...         -          -        -          -
                          -------      -----    -----     ------
                          $     -      $  12    $   -     $  188
                          =======      =====    =====     ======

_______________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE K.  Earned Per Share.

    The information necessary for the calculation of earned per share is as follows:


                                                                      Three Months Ended             Three Months Ended
                                                                      September 30, 1999             September 30, 1998
                                                                      --------------------------   -----------------------
                                                                      Income Shares Per share      Income Shares Per share
                                                                      --------------------------   ----------------------
(Millions, except per share amounts)
Income (loss) from continuing
  operations..........................                                $330                           $ (138)
Less: Preference stock dividends* .                                      -                                -
                                                                      ----                            -----
Income (loss) from continuing
  operations available to common
  stockholders - basic EPS............                                 330    322.5   $1.03            (138)   321.2   $(0.43)
                                                                              =====                            =====

Income from discontinued operations                                     42    322.5     .13            1,010   321.2     3.14
                                                                      ----    =====   -----          -------   =====   ------
Net income available to common
  stockholders - basic EPS............                                 372    322.5   $1.16          $   872   321.2   $ 2.71
                                                                                      =====          =======   =====   ======

Effect of dilutive securities**:
Contingently issuable shares
  (primarily options).................                                          3.8
Convertible preference stock..........                                   -      3.2
                                                                      ----    -----
Net income available to common
  stockholders and assumed
  conversions - diluted EPS...........                                 372    329.5   $1.13
                                                                              =====

Less: income from discontinued
  operations..........................                                  42    329.5     .13
                                                                      ----    =====   -----

Income from continuing operations
  available to common stockholders
  and assumed conversions -
  diluted EPS.........................                                $330    329.5   $1.00
                                                                      ====    =====   =====
---------------

*  Dividend rounds to zero for the three-month periods presented.
** No dilution assumed for three months ended September 30, 1998 due to loss from continuing operations.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


                                            Nine Months Ended               Nine Months Ended
                                            September 30, 1999             September 30, 1998
                                            ------------------             ------------------
                                          Income Shares Per share        Income Shares Per share
                                          ------ ------ ---------        ------ ------ ---------

(Millions, except per share amounts)

Income from continuing operations......  $  808                          $   60
Less: Preference stock dividends.......      (1)                             (2)
                                            ---                           -----
Income from continuing operations
  available to common stockholders -
  basic EPS............................     807    322.1   $2.51             58   320.9    $0.18
                                                   =====                          =====

Income from discontinued operations          42    322.1     .13          1,186   320.9     3.70
                                                   =====    ----         ------   =====    -----

Net income available to common
  stockholders - basic EPS.............     849    322.1   $2.64          1,244   320.9    $3.88
                                                            ====                            ====

Effect of dilutive securities:
Contingently issuable shares
  (primarily options)..................              3.1                            2.8
Convertible preference stock...........       1      3.3                      2     3.6
                                            ---    -----                  -----   -----

Net income available to common
  stockholders and assumed
  conversions - diluted EPS............     850    328.5   $2.59          1,246   327.3    $3.81
                                                   =====                          =====
Less: Income from discontinued
  operations...........................      42    328.5     .13          1,186   327.3     3.63
                                            ---    =====     ---          -----   =====     ----

Income from continuing operations
 available to common stockholders
 and assumed conversions -
 diluted EPS...........................  $  808    328.5   $2.46         $   60   327.3    $0.18
                                          =====    =====    ====          =====   =====     ====

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE L.  Supplemental Income Statement Information.

     Taxes other than income taxes comprised the following:

                             Three Months Ended    Nine Months Ended
                               September 30,         September 30,
                               -------------         -------------
                               1999      1998      1999       1998
                               ----      ----      ----       ----
   (Millions)

   Production/severance...      $  64     $  54    $ 156     $ 173
   Property...............         32        39      101       109
   Other..................         21        28       96       115
                                -----     -----    -----     -----

     Total................      $ 117     $ 121    $ 353     $ 397
                                =====     =====    =====     =====


NOTE M.  Supplemental Cash Flow Information.

     Following is supplemental cash flow information for the nine months ended September 30, 1999 and 1998:

                                                             Nine Months Ended
                                                               September 30,
                                                               -------------
                                                              1999        1998
                                                              ----        ----
(Millions)

   Gross sales and maturities of short-term investments...   $   153    $    171
   Gross purchases of short-term investments..............      (154)       (178)
                                                              ------     -------

   Net cash used by short-term investments................   $    (1)   $     (7)
                                                              ======     =======


   Gross proceeds from issuance of notes payable..........   $ 9,526    $ 12,096
   Gross repayments of notes payable......................    (9,965)    (12,443)
                                                              ------     -------

   Net cash used by notes payable.........................   $  (439)   $   (347)
                                                              ======     =======


   Gross noncash provisions charged to income.............   $   168    $    416
   Cash payments of previously accrued items..............      (515)       (331)
                                                              ------     -------

   Cash payments (greater) less than noncash provisions...   $  (347)   $     85
                                                              ======     =======

   Interest paid..........................................   $   258    $    318(a)
                                                              ======     =======

   Income taxes paid......................................   $   472    $    169(a)
                                                              ======      ======

  (a) Includes amounts paid related to discontinued operations.

s
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE M.  Supplemental Cash Flow Information (continued).

    Excluded from the Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 was the issuance of 2,725,030 shares of ARCO common stock to a consolidated subsidiary in exchange for certain property, plant and equipment owned by the subsidiary. The transaction was recorded at fair market value.

    In conjunction with the acquisition of UTP in 1998, liabilities were assumed as follows:

            (Millions)

            Fair value of assets acquired . . . . . . $3,745
            Cash paid . . . . . . . . . . . . . . . .  2,707
                                                       -----

               Liabilities assumed. . . . . . . . . . $1,038
                                                       =====

    Changes in working capital accounts for the nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                            ---------------
                                                            1999        1998
                                                            ----        ----

(Millions)

Changes in working capital - Increase (decrease) to cash:

   Accounts receivable..................................    $(232)      $  71
   Inventories..........................................       38         (18)
   Accounts payable.....................................     (259)         22
   Other working capital................................     (358)       (292)
                                                            ------      ------

     Total..............................................    $(811)      $(217)
                                                            ======      ======

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

    Lawsuits, including purported class actions and actions by governmental entities, are pending or threatened against ARCO and others seeking damages, abatement of housing units, and compensation for medical problems arising out of the presence of lead-based paint in certain housing units. ARCO is unable to predict the scope or amount of any such liability.

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

  The environmental remediation accrual is updated annually, at a minimum, and at September 30, 1999, was $702 million. As these costs become more clearly defined, they may require future charges against earnings. Applying Monte Carlo analysis to estimated site maximums on a portfolio basis, ARCO estimates that future costs could exceed the amount accrued by as much as $500 million.

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


Note O. Merger Agreement between ARCO and BP Amoco.

    On March 31, 1999, BP Amoco and ARCO reached agreement to combine with each other in an all-share transaction. Following the stock split of BP Amoco Ordinary Shares effective in October 1999, shareholders of ARCO will receive
1.64 BP Amoco American Depositary Shares for each share of ARCO stock exchanged or, subject to election by the shareholder, Ordinary Shares. One BP Amoco American Depositary Share represents 6 BP Amoco Ordinary Shares.

    The merger was approved initially by both boards of directors, and in the third quarter of 1999 by the shareholders of both BP Amoco and ARCO. In addition, on September 29, 1999, the European Commission announced approval of the combination conditioned upon some North Sea asset sales. The combination is subject to the review of various state and regulatory authorities, including the Federal Trade Commission. Both companies are currently working to close the transaction later in the year; however, there can be no assurance that the transaction will be completed by year end.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter 1999 vs. Third Quarter 1998


Income from Continuing Operations

    ARCO's income from continuing operations improved to $330 million in the third quarter of 1999, compared to a loss of $138 million in the third quarter of 1998. The improvement primarily was the result of higher crude oil and natural gas prices, higher refined products margins and lower operating, exploration and interest expenses.


Special Items included in Net Income

    The 1999 third quarter net income included net after-tax charges of $139 million for special items, consisting of a loss on the disposition of Algeria assets, an increase in the restructuring cost reserves, charges for future environmental remediation and merger costs, partially offset by tax adjustments.

    The 1998 third quarter net income included a net after-tax benefit of $799 million from special items, consisting of a gain of $1,088 million from the sale of ARCO's interest in ARCO Chemical Company ("ARCO Chemical"), partially offset by various charges. The charges were for future environmental remediation and reclamation related to both current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations; a provision for estimated net loss on divestment of coal operations; and an impairment writedown of California heavy crude oil properties.


After-tax Segment Earnings
                                            1999                                1998
                                            ----                                ----
                                            Less:                               Less:
                                           Special                             Special
                                             Items                               Items
           (Millions)             Net      (Charge)  Operating     Net         (Charge)    Operating
                                  Income    Benefit   Results     Income       Benefit      Results
                                  -----    --------   -------     ------       --------     -------
 Exploration and production....... $183     $(177)     $360       $ (56)         $ (94)       $ 38
 Refining and marketing...........  182        (2)      184         108              -         108
 Other operations.................   25         5        20          45             17          28
 Interest expense.................  (70)        -       (70)        (92)             -         (92)
 Other unallocated expenses.......   10        (7)       17        (143)          (122)        (21)
                                   ----     -----      ----       -----          -----        ----
 Income (loss) from
   continuing operations..........  330      (181)      511        (138)          (199)         61
 Income from discontinued
   operations.....................    -         -        -           12              -          12
 Gain on disposition of
   discontinued operations........   42        42        -          998            998           -
                                   ----     -----     ----        -----          -----        ----

   Net income..................... $372     $(139)     $511       $ 872           $799        $ 73
                                   ====     =====      ====       =====           ====        ====

Exploration and Production

    ARCO's operating results from worldwide oil and gas exploration and production operations in 1999 were impacted by significantly higher crude oil prices and, to a lesser extent, higher domestic natural gas prices and lower petroleum liquids production. In addition, combined operating, exploration, and selling, general and administrative ("SG&A") expenses before tax were more than $100 million lower in the 1999 third quarter, compared to third quarter 1998.

    The 1999 third quarter included a special item charge of $175 million after tax for the loss on the sale of a portion of ARCO's interest in the Rhourde El Baguel field in Algeria. The 1998 third quarter included special items totaling $94 million after tax, primarily related to the writedown of the California heavy oil holdings.



Average Oil and Gas Prices
                                                             1999     1998
                                                            ------   ------
      U.S.
        Petroleum liquids - per barrel (bbl)
          Alaska.........................................   $13.32   $ 7.84
          Lower 48, including Vastar.....................   $16.85   $10.47
          Composite average price........................   $14.49   $ 8.76
        Natural gas - per thousand cubic feet (mcf)......   $ 2.25   $ 1.75

      International
        Petroleum liquids - per bbl......................   $16.68   $10.96
        Venezuela crude oil - per bbl....................   $ 8.47   $ 7.94
        Natural gas (excluding LNG) - per mcf............   $ 2.09   $ 2.29
        Indonesia liquefied natural gas (LNG)- per mcf...   $ 3.53   $ 2.29


Petroleum Liquids and Natural Gas Production


Net Production*                                                     1999        1998
                                                                    ----        ----
      U.S.
      Petroleum liquids - bbl/day
          Alaska............................................       291,200     334,600
          Vastar............................................        62,500      44,800
          Other Lower 48....................................        82,700     136,400
                                                                   -------   ---------
            Total...........................................       436,400     515,800
        Natural gas - mcf/day...............................     1,222,000   1,163,500

        Barrels of oil equivalent - (BOE)/day...............       640,100     709,700

      International
        Petroleum liquids - bbl/day.........................       163,600     178,400
        Natural gas - mcf/day...............................       997,600     883,500
        BOE/day.............................................       329,800     325,700

        Total net production - BOE/day......................       969,900   1,035,400

     * Includes ARCO's share of production from equity affiliates. For BOE calculation, natural gas is converted at the ratio of 6 mcf to 1 barrel of liquid.

    In 1999, the reduction in U.S. petroleum liquids production primarily resulted from natural field declines in Alaska and the absence of production from California properties (other Lower 48), producing exclusively heavy crude oil. The California properties were exchanged for Gulf of Mexico exploration acreage and properties producing both crude oil and natural gas that were ultimately transferred to Vastar. The lower Alaska petroleum liquids production primarily reflected natural field decline at the Prudhoe Bay, Kuparuk River and Greater Point McIntyre fields partially offset by increases in satellite field production. The decline in international petroleum liquids production primarily reflected a decrease of approximately 16,000 barrels per day in Indonesia production resulting from the impact of higher crude oil prices on production sharing contracts.

    Most of the growth in international natural gas production came from the United Kingdom North Sea, while the increase in U.S. natural gas production reflected Vastar's 7% growth in production, compared to the third quarter 1998. Vastar's increased production resulted from the Gulf of Mexico properties transferred to Vastar late in 1998, successful exploitation programs and the addition of last year's African Swallow discovery.


Refining and Marketing

    The higher earnings in 1999 primarily resulted from improved light product margins. The effect of the West Coast refinery outages in the second quarter of 1999 continued to impact supply in the first two months of the third quarter 1999 resulting in higher product realizations. The higher product sales prices were partially offset by higher crude oil costs. The 3% increase in gasoline sales volumes reflected increased volumes at existing ARCO retail outlets. The increase in jet fuel sales in 1999 reflected the timing on jet fuel military contract takes in 1999 versus 1998. In 1998, the military took more of the fixed contract amount earlier in the year.


West Coast Petroleum Products Sales


Volumes (Barrels/day)                                   1999      1998
                                                       -------   -------

          Gasoline..................................   314,600   304,900
          Jet.......................................   104,700    97,100
          Distillate................................    77,000    83,500
          Other.....................................    74,200    75,400
                                                       -------   -------

          Total.....................................   570,500   560,900
                                                       =======   =======


Other Operations

    Other operations comprise earnings from Lower 48 pipeline and aluminum operations. The 1999 and 1998 earnings included special items of $5 million and $17 million, respectively, primarily from the sale of pipeline assets.
Excluding the special items, the decline in operating results in 1999 reflected decreased earnings from the pipeline operations, primarily as a result of the transfer of certain pipeline operations to the refining and marketing segment.

Discontinued Operations

    In the first quarter of 1999, ARCO sold its interests in two Australian coal mines, Gordonstone and the Blair Athol Joint Venture, and sold Union Texas Petrochemicals Corporation, which ARCO had acquired as part of its purchase of Union Texas Petroleum Holdings, Inc. in June 1998.

    After-tax earnings from discontinued operations in the 1998 third quarter totaled $12 million. Discontinued operations in the third quarter 1998 included ARCO's interest in ARCO Chemical for part of the quarter and Australian coal operations.


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

    The deferral will be amortized over the remaining term of the contract on a unit-of-production basis. The amortization and recognition of imputed interest associated with the deferral of part of the pre-tax gain on the sale of the ARCO Chemical interest is expected to have a net favorable impact of approximately $40 million after tax on earnings of the refining and marketing segment for the full year 1999.



Consolidated Revenues
                                                   1999      1998
                                                 ------    ------
         (Millions)

         Sales and other operating revenues
           Exploration and production.........   $1,882    $1,518
           Refining and marketing.............    1,959     1,386
           Other..............................       10        42
           Intersegment eliminations..........     (428)     (291)
                                                 ------    ------

             Total............................   $3,423    $2,655
                                                 ======    ======

    The increase in exploration and production sales revenues resulted primarily from higher petroleum liquids and natural gas prices, partially offset by lower crude oil marketing volumes.

    Refining and marketing sales revenues primarily increased because of higher light product prices.

Consolidated Expenses

    Trade purchases were higher in 1999 primarily as a result of an increase in purchases of finished refined product from third parties and higher crude oil costs, partially offset by lower crude oil marketing volumes.

    Operating expenses were lower in 1999 primarily as a result of the absence of $213 million before tax in special item charges for future environmental remediation and reclamation related to both current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations. In addition, exploration and production operating costs were more than $50 million before tax lower than in the third quarter of 1998.

    Selling, general and administrative expenses in 1999 primarily reflected lower expenses associated with international exploration and production operations.

    The lower exploration expenses in 1999 primarily resulted from reduced geological and geophysical ("G&G") expenses including staff-related G&G for international exploration and production.

   The lower interest expense in 1999 primarily resulted from the impact of capitalized interest.


Income Taxes

    The Company had an effective tax rate of 20.2% in the 1999 third quarter. An effective tax rate in 1999 lower than the statutory rate primarily reflected various tax credits and other benefits. The Company had a tax benefit in the 1998 third quarter reflecting the Company's loss from continuing operations in that period.

Nine-Month Period Ended September 30, 1999 vs. Same Nine-Month Period 1998

Income from Continuing Operations

    The improvement in income from continuing operations for the first nine months of 1999, compared to the same period in 1998, primarily reflected higher crude oil prices and natural gas volumes, increased refined products margins and lower operating and SG&A expenses.

Special Items included in Net Income

    Special items for the first nine months of 1999 primarily included the net after-tax charges of $139 million reported in the third quarter 1999 results.

    Special items for the first nine months of 1998 included the net after-tax benefit of $799 million included in the third quarter 1998 results, as well as net charges of $58 million for special items in the first two quarters of 1998.

After-tax Segment Earnings

                                       1999                            1998
                                       ----                            -----
                                       Less:                           Less:
                                      Special                         Special
                                       Items                           Items
 (Millions)                     Net   (Charge)  Operating      Net   (Charge)    Operating
                              Income   Benefit   Results     Income   Benefit    Results
                              ------   -------   -------     ------   -------    -------
 Exploration and production   $  446   $ (172)    $618       $  143   $ (169)    $  312
 Refining and marketing . .      517       (4)     521          224        -        224
 Other operations . . . . .       73        5       68           98       17         81
 Interest expense . . . . .     (211)       -     (211)        (236)       -       (236)
 Other unallocated expenses      (17)      (6)     (11)        (169)    (117)       (52)
                              ------   ------    -----       ------   ------     ------
   Income from continuing
     operations . . . . . .      808     (177)     985           60     (269)       329
 Income from discontinued
   operations . . . . . . .        -        -        -          188       12        176
 Gain on disposition of
   discontinued operations        42       42        -          998      998          -
                              ------   ------    -----       ------   ------     ------
 Net income . . . . . . . .   $  850   $ (135)    $985       $1,246   $  741     $  505
                              ======   ======    =====       ======   ======     ======




Consolidated Revenues
                                                                 1999            1998
                                                                 ----            ----

          (Millions)

          Sales and other operating revenues
            Exploration and production...................       $4,735          $4,424
            Refining and marketing.......................        5,084           4,170
            Other........................................           44             137
            Intersegment eliminations....................         (978)           (976)
                                                                ------          ------

              Total......................................       $8,885          $7,755
                                                                ======          ======

    The increase in exploration and production sales revenues for the first nine months of 1999 primarily resulted from higher petroleum liquids prices and natural gas production volumes.

    For the first nine months of 1999 refining and marketing sales revenues primarily increased because of higher refined products prices, and to a much lesser extent increased sales volumes.

Consolidated Expenses

    Trade purchases for the nine months ended September 30, 1999 were higher primarily as a result of increased purchases of finished and unfinished refined product from third parties.

    Operating expenses declined during the first nine months of 1999, compared to the same period in 1998 primarily as a result of the absence of $213 million before tax in special item charges for future environmental remediation and reclamation related to both current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations. In addition, exploration and production operating costs decreased approximately $40 million before tax, compared to the nine months ended September 30, 1998.

    Depreciation, depletion and amortization expense for the first nine months of 1999 was higher as a result of DD&A of the former UTP operations, which became a part of ARCO's operations in the third quarter of 1998, and increased crude oil and natural gas production and higher average depletive writeoff rates associated with Vastar's operations.

    The lower exploration expense for the first nine months of 1999 reflected a decline in geological and geophysical and dryhole expense in ARCO's international exploration operations and Vastar's exploration operations.

    For the nine months ended September 30, 1999, the lower interest expense resulted from the impact of capitalized interest, partially offset by an increase in long-term debt outstanding during the first nine months of 1999, compared to the same period in 1998.


Income Taxes

   The Company had an effective tax rate of 31.4% for the first nine months of 1999. An effective tax rate in 1999 lower than the statutory rate primarily reflected various tax credits and other benefits, partially offset by taxes on foreign income in excess of statutory rate. The Company had a tax benefit in the 1998 comparable period reflecting the Company's loss from continuing operations in that period.



Average Oil and Gas Prices
                                                    Nine Months Ended
                                                      September 30,
                                                    -----------------
                                                     1999        1998
                                                    -------   -------
                U.S.
                  Petroleum liquids - per bbl
                    Alaska.......................    $ 9.76    $ 8.59
                    Lower 48, including Vastar...    $13.40    $11.31
                    Composite average price......    $10.91    $ 9.55
                  Natural gas - per mcf..........    $ 1.89    $ 1.85


Average Oil and Gas Prices

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                          -------------
                                                                                           1999      1998
                                                                                           ----      ----
          International
            Petroleum liquids - per bbl..............................................    $12.87    $11.62
            Venezuela crude oil - per bbl............................................    $ 6.41    $ 7.96
            Natural gas (excluding LNG) - per mcf....................................    $ 2.22    $ 2.51
            Indonesia liquid natural gas (LNG) - per mcf.............................    $ 2.94    $ 2.29


Petroleum Liquids and Natural Gas Production

                                                                                         1999      1998
                                                                                        -------   -------
          Net Production*
          U.S.
            Petroleum liquids - bbl/day
              Alaska.................................................................   317,500    346,100
              Vastar.................................................................    59,400     48,600
              Other Lower 48.........................................................    86,800    138,500
                                                                                        -------    -------
                Total................................................................   463,700    533,200
            Natural gas - mcf/day.................................................... 1,280,000  1,125,000

            Barrels of oil equivalent - (BOE)/day....................................   677,000    720,700

          International
            Petroleum liquids - bbl/day..............................................   163,800    116,000
            Natural gas - mcf/day.................................................... 1,091,500    793,100
            BOE/day..................................................................   345,800    248,200

            Total net production - BOE/day........................................... 1,022,800    968,900

         * Includes ARCO's share of production from equity affiliates. For BOE calculation, natural gas is converted at the ratio of 6 mcf to 1 barrel of liquid.


Liquidity and Capital Resources

                                                                                          1999
                                                                                          ----
        (Millions)
        Cash flow provided (used) by:
        Operations...................................................................    $ 1,515
        Investing activities.........................................................    $(1,387)
        Financing activities.........................................................    $   (29)

    The net cash provided by investing activities in the first nine months of 1999 included expenditures for additions to fixed assets of $2.0 billion, offset by proceeds from assets sales of $732 million primarily associated with the sale of Australian coal assets and the Union Texas Petrochemicals Corporation.

    The net cash used by financing activities in the first nine months of 1999 primarily included $826 million in long-term debt repayments, a decrease of $439 million in the Company's short-term debt position and dividend payments of $690 million, offset by proceeds from the issuance of $1.9 billion in long-term debt.

    Cash and cash equivalents and short-term investments totaled $991 million and short-term borrowings were $1,958 million at the end of the third quarter of 1999.

    Beginning in 1997 and continuing through the first quarter of 1999, the Company utilized increased short-term borrowing in lieu of increased long-term borrowing (other than long-term debt assumed in connection with the UTP acquisition in 1998). While overall short-term borrowings are lower at the end of the third quarter of 1999 compared to the end of the first quarter 1999, the Company is still in a working capital deficit position of approximately $1,150 million at September 30, 1999.

         The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures, dividends and debt repayments with cash from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.


Impact of Year 2000 Issue
-------------------------

    The Company's plans to address the Year 2000 issue are fully described in its Annual Report on Form 10-K for the year ended December 31, 1998. The following table is an update of a table contained in that document and shows the Company's progress on addressing the Year 2000 issue as of October 31, 1999:

                                                                       Total
                                                                     expended
                               Percent                                through          Total
                              complete at       Expected date        October 31,     estimated
                              October 31,             of                1999            cost
    Areas addressed              1999            completion          (millions)      (millions)
    ---------------              ----            -------------       ----------      ----------
Computing integrity             100%             October 1999            $14             $14

Asset integrity                  98%             November 1999            11              13

Commercial integrity             96%             November 1999             3               3
                                                                         ---             ---

     Total costs                                                         $28             $30
                                                                         ===             ===

________________

    Current emphasis is contingency planning for all mission critical com-ponents and end of year transition. Items outside of ARCO's direct control are being addressed through the creation of specific contingency plans.

    The total cost associated with required modifications to achieve Year 2000 compliance is not expected to be material to the Company's financial position. The approximate total cost of the Year 2000 project is $30 million. This estimate does not include ARCO's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    1. On July 28, 1999, ARCO and the Riverside County District Attorney agreed in principle to settle the County Department of Environmental Health's
       (DEH) claim of violation of underground storage tank laws at thirty-three ARCO-owned stations in the county. DEH claims ARCO failed to maintain a continuous monitoring system, primarily due to the alleged improper placement of monitoring probes. Without admitting liability, ARCO agreed to pay $200,000 in civil penalties.

    2. On August 13, 1999, the San Joaquin County District Attorney filed an action against ARCO, alleging operation without a certificate of equipment compliance from the County, among other matters, at eight service stations in the San Joaquin area. The District Attorney is seeking penalties in excess of $100,000.

    3. On September 20, 1999, ARCO (as successor to IS&R) and The Anaconda Company were named by 11 homeowners as defendants in a purported class action suit filed in the Circuit Court for Baltimore City, Maryland, Earl Cofield, et al. v. Lead Industries Association, et al. (Case No. 24-C-99-004491). The amended complaint, which also names 13 alleged former manufacturers of lead products, the Lead Industries Association, and the National Paint and Coatings Association, alleges causes of action for negligent product design and failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, and products liability. This matter also incorporates causes of action for nuisance, indemnification, and enterprise liability. The plaintiffs seek, on behalf of themselves and a purported class of over 10,000 people living in the State of Maryland whose pre-1978 residences allegedly were contaminated with lead-based paint, compensatory and punitive damages and injunctive relief, including orders requiring defendants to pay for (i) notification to class members about the hazards of lead pigments, (ii) abatement of residences where class members reside, (iii) a public education campaign concerning the hazards of lead pigments, lead paint, and lead poisoning, and (iv) attorney fees.

4. On October 12, 1999, ARCO (as successor to IS&R) was named as a defendant in a lead paint lawsuit filed in Rhode Island Superior Court, Providence County by Rhode Island Attorney General Sheldon Whitehouse, State of Rhode Island v. Lead Industries Association, et al. (Case No. 99-5226). The complaint, which also names seven former lead pigment manufacturers and the Lead Industries Association, alleges causes of action for public nuisance, violation of Rhode Island's Unfair Trade Practice and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentations, civil conspiracy, unjust enrichment, indemnity and equitable relief to protect children. The State of Rhode Island seeks compensatory and punitive damages, funding for a public education campaign concerning the dangers of lead poisoning and injunctive relief that includes an order requiring defendants to pay for the detection and abatement of lead paint in all public and private buildings within the State that are accessible to children.

5. In September, 1999, ARCO and the South Coast Air Quality Management District recently reached a tentative settlement of certain notices of violation (the "NOVs") alleging that ARCO and two of its contractors -- Metalclad and Brown & Root -- violated a number of federal and local asbestos regulations during excavation activities conducted in 1997 at the Los Angeles Refinery in preparation for the installation of certain polypropylene manufacturing equipment. The excavation occurred at large parcel of land that ARCO had earlier purchased from the Johns Manville Corporation and that was the former location of an asbestos manufacturing facility. The settlement amount consists of a penalty of $600,000 and a future payment of $200,000 towards a supplemental environmental project to be agreed upon later by the District and ARCO.

6. Reference is made to the disclosure on page 19 of the Company's 1998 Form 10-K Report and on page 27 of the Second Quarter Form 10-Q report regarding Squyres v. Barry, et al., (Case No. 16357NC), McMullen v. Union Texas Petroleum, et al., (Case No. 16358NC), and Squyres v. Whitmire, et al. (Case No. 98-6085). These cases have been dismissed with prejudice.

7. Reference is made to the Company's 1998 Form 10-K Report for information on other legal proceedings matters reported herein.

Item 5.  Other Information.

Safe Harbor for Forward-Looking Statements*

ARCO's management from time to time may make forward-looking statements to inform existing and potential security holders regarding various matters. Such statements are generally accompanied by words such as estimate, project, predict or expect, that convey the uncertainty of future events or outcomes. These statements may include projections and estimates concerning the timing and success of specific projects, the size and timing of cost reductions, the level of future income, production volumes, size of hydrocarbon resources, ability to replace reserves and levels of capital spending. Actual results could differ materially based on numerous factors, including those described below. Unless otherwise noted in the statements, ARCO does not intend to update such forward-looking statements.


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

Production Rates and Reserve Replacement

Projecting future rates of oil and gas production is inherently imprecise. Production rates of oil and gas reservoirs generally decline. Future production rates can be affected by price volatility and the company's ability to replace depleting reserves. There can be no assurances: (a) as to the level or timing of success, if any that the company will have in acquiring or finding and developing economically recoverable reserves; (b) that estimates of proved reserves will not be revised in the future; or (c) that the actual quantities of oil and gas ultimately recovered will not differ from the reserve estimates.



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

Pending Merger with BP Amoco

The timing of the closing of the combination with BP Amoco is subject to the timing of governmental reviews.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.
               2 Agreement and Plan of Merger. Among BP Amoco p.l.c., Atlantic Richfield Company and Prarie Holdings, Inc. dated as of March 31, 1999, as amended as of July 12, 1999, filed herewith.


               2.1 Amendment No. 1 to Agreement and Plan of Merger, filed herewith.

              10.1 Amended and Restated Atlantic Richfield Capital Accumulation Plan, effective March 15, 1999, filed herewith.


              10.2 Amended and Restated CH-Twenty, Inc. Capital Accumulation Plan, effective March 15, 1999, filed herewith.

              10.3 Amendment No. 12 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective March 31, 1999, filed herewith.

              10.4 Amendment No. 13 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective March 31, 1999, filed herewith.


              27      Financial Data Schedule.

      (b)  Reports on Form 8-K

           The following Current Reports on Form 8-K were filed during the quarter ended September 30, 1999 and through the date hereof.

                 Date of Report           Item No.         Financial Statements
                 --------------           --------         --------------------

                 August 30, 1999          5                        None
                 September 14, 1999       5                        None

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ATLANTIC RICHFIELD COMPANY
                                                       (Registrant)


                                                     /s/ ALLAN L. COMSTOCK
Dated:  November 10, 1999                         ----------------------------
                                                          (signature)
                                                       Allan L. Comstock
                                                 Vice President and Controller
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)