Form 10-K405
period 1999-12-31
ATLANTIC RICHFIELD CO /DE
filed 2000-03-01
CIK 775483

                                     1999

                               ----------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 March 1, 2000

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]

For the fiscal year ended December 31, 1999      Commission file number 1--1196

                               [LOGO OF ARCO]

                          Atlantic Richfield Company
            (Exact name of registrant as specified in its charter)


                 Delaware                               23-0371610
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     333 South Hope Street, Los Angeles, California           90071
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
                                                  ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 31, 1999, based on the closing price on the New York Stock Exchange composite tape on that date, was $28,185,890,778.

Number of shares of Common Stock, $2.50 par value, outstanding as of December 31, 1999: 323,048,817.

                               TABLE OF CONTENTS

                                     PART I

   Item                                                                    Page
   ----                                                                    ----
 1. and 2. Business and Properties.......................................    1
             The Company.................................................    1
             BP Amoco Combination........................................    1
             Review of 1999..............................................    2
             Exploration and Production Operations.......................    4
             Refining and Marketing Operations...........................    9
             All Other Operations........................................   11
             Capital Program.............................................   11
             Patents.....................................................   11
             Competition.................................................   11
             Human Resources.............................................   12
             Research and Development....................................   12
             Environmental Matters.......................................   12
     3.    Legal Proceedings.............................................   16
             The Company.................................................   16
             Environmental Proceedings...................................   19
             Status of Litigation Regarding Proposed Combination with BP
             Amoco.......................................................   19
             Other Litigation............................................   19
     4.    Submission of Matters to a Vote of Security Holders...........   20

                                    PART II

     5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................   21
     6.    Selected Financial Data.......................................   22
 7. and 8. Management's Discussion and Analysis of Financial Condition
           and Results of Operations and Financial Statements and
           Supplementary Data............................................   23
             Index to Consolidated Financial Statements and Financial
             Statement Schedule..........................................   23
             Independent Accountants' Report.............................   24
             Operating Review............................................   25
              Introduction...............................................   25
              Results of Segment Operations..............................   25
              Consolidated Statement of Income...........................   30
              Results of Consolidated Operations.........................   31
              Consolidated Balance Sheet.................................   34
              Consolidated Statement of Cash Flows.......................   35
              Analysis of Cash Flows and Financial Condition.............   36
              Market-Sensitive Instruments and Risk Management...........   37
              Statements of Financial Accounting Standards Not Yet
              Adopted....................................................   39
              Consolidated Statement of Changes in Stockholders' Equity..   40
              Safe Harbor for Forward-Looking Statements.................   41

                                      (i)

                                    PART III

  Item                                                                     Page
  ----                                                                     ----
            Impact of the Year 2000 Issue................................   42
            Notes to Consolidated Financial Statements...................   43
            Supplemental Information (Unaudited).........................   62
    9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................   67
   10.   Directors and Executive Officers of the Registrant..............   68
            Executive Officers of ARCO...................................   68
            Directors of ARCO............................................   70
            Compliance with Section 16(a) of the Securities Exchange Act
            of 1934......................................................   71
   11.   Executive Compensation..........................................   72
            Compensation of Executive Officers...........................   72
              Summary Compensation Table.................................   72
              Option Grants for 1999.....................................   75
              Aggregated Option Exercises in 1999 and Year-End Option
              Values.....................................................   76
              Outstanding Awards of Contingent Restricted Stock..........   77
              Estimated Regular Retirement Benefits......................   78
            Compensation of Board of Directors...........................   79
            Change of Control Arrangements...............................   80
            Committee Report on Executive Compensation...................   82
            Five-Year Performance Graph..................................   85
   12.   Security Ownership of Certain Beneficial Owners and Management..   86
            Stock Owned by Directors and Executive Officers..............   86
            Beneficial Ownership of ARCO Common Stock....................   86
            Change of Control Upon Closing of BP Amoco Combination.......   87
   13.   Certain Relationships and Related Transactions..................   88
                                    PART IV
   14.   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.......................................................   89
         Exhibits........................................................   89
         Reports on Form 8-K.............................................   94
         Consent of Independent Accountants..............................   95
         Signatures......................................................   96
         Schedule II--Valuation and Qualifying Accounts..................   98

                                      (ii)

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES


                                  The Company

  The company began operations in 1866 as the Atlantic Petroleum Storage Com-pany. The company's present name, Atlantic Richfield Company (ARCO), was adopted in 1966 after Richfield Oil Corporation was merged into the company. Sinclair Oil Corporation was merged into ARCO in 1969. ARCO acquired The Ana-conda Company in 1977. ARCO became a Delaware corporation in 1985. ARCO ac-quired Union Texas Petroleum Holdings, Inc. (UTP) in 1998. ARCO's principal executive offices are currently at the ARCO Center, 333 South Hope Street, Los Angeles, California 90071 (Telephone 213-486-3511). You can find additional information about ARCO on our website at www.arco.com.
  ARCO is a global oil and gas enterprise operating in two segments, explora-tion and production (E&P) and refining and marketing (R&M). Its upstream ex-ploration and production operations are focused primarily in Alaska, the Gulf of Mexico and the Midcontinent in the United States (the latter two largely through its 81.9% owned subsidiary, Vastar Resources, Inc. (Vastar)), the United Kingdom North Sea, Indonesia, Venezuela, China and Algeria. The Alaska oil production is integrated with ARCO's downstream refining and marketing op-erations in the western United States. These include two refineries, branded consumer marketing outlets in six western states and British Columbia, a ma-rine fleet, and supporting pipelines and terminals.
  You will find financial information about our two segments in Note 2 of Notes to Consolidated Financial Statements on page 45.

                             BP Amoco Combination

  On March 31, 1999, BP Amoco p.l.c. and ARCO reached agreement to combine with each other in an all-share transaction. Following the stock split of BP Amoco Ordinary Shares effective in October 1999, shareholders of ARCO will re-ceive 1.64 BP Amoco American Depositary Shares for each share of ARCO stock exchanged or, subject to election by the shareholder, Ordinary Shares. One BP Amoco American Depositary Share represents 6 BP Amoco Ordinary Shares.
  The merger was approved initially by both boards of directors, and in the third quarter of 1999 by the shareholders of both BP Amoco and ARCO. In addi-tion, on September 29, 1999, the European Commission announced approval of the combination conditioned upon some North Sea asset sales. In early December 1999, an agreement was reached with the State of Alaska, under which BP Amoco has agreed, in conjunction with the merger, to divest interests in certain Alaskan North Slope oil properties, among other things.
  On February 4, 2000, the Federal Trade Commission (FTC) filed a complaint in U.S. District Court for the Northern District of California, No. C 00 0416 SI, seeking a preliminary injunction to prevent closing of the combination between ARCO and BP Amoco. The FTC had determined to challenge the combination in a 3 to 2 vote on February 2, 2000. The suit alleges that the transaction would vi-olate section 7 of the Clayton Act by substantially lessening competition in three areas: production and sale of Alaska North Slope crude oil to West Coast refineries; bidding for rights to explore for oil and gas resources on the Alaska North Slope; and increased concentration and loss of competition in pipeline and oil storage in and into Cushing, Oklahoma with effects on trading in light sweet crude oil futures. On February 22, 2000, the court consolidated with the FTC lawsuit an action filed in the same court by the Attorneys Gen-eral for the States of California, Oregon and Washington, No. C 00 0416 SI, challenging the combination on the first two grounds discussed above. The court also granted the State of Alaska leave to intervene in the FTC's law-suit. The court has set the weeks of March 20 and 27, 2000, for the hearing on the FTC's motion for a preliminary injunction. ARCO and BP Amoco have agreed not to close the transaction pending the earlier of the court's decision on the preliminary injunction or April 15, 2000.
  ARCO announced on February 11, 2000, that it is conducting a search for a suitable buyer for certain elements of its ARCO Pipe Line Co. operations. The potential sale is designed to address the Cushing-related concerns set forth in the FTC's lawsuit. Any transaction would be contingent on completion of ARCO's proposed combination with BP Amoco.
  On February 28, 2000, the Board of Directors of ARCO voted to postpone the Annual Meeting of Shareholders, normally held the first Monday in May, pending further developments relating to the timing of the resolution of the judicial proceedings and the closing of the combination.
  ARCO believes that it has substantial and meritorious defenses to the FTC and state lawsuits. It expects ultimately to be able to proceed with complet-ing the combination with BP Amoco, either by prevailing in the litigation or through settlement. However, there can be no assurance that the companies will prevail in the legal proceedings, that an early judicial resolution can be ob-tained, or that a settlement can be reached.

                                Review of 1999

Asset Portfolio Restructuring
ARCO made steady progress during 1999 implementing its strategy to focus on key oil and gas businesses and regions. Successful strategic transactions in-cluded increasing ARCO's interest in the oil-producing LL-652 Block in Venezu-ela; reaching an agreement to sell ARCO Long Beach Inc. (ALBI); the sell-down of ARCO's share of the Rhourde El Baguel field in Algeria; and the disposition of Australian coal properties and Union Texas Petrochemicals.
  In Venezuela, ARCO increased its interest in the LL-652 block in Lake Mara-caibo to 36% by acquiring an additional 18% interest through an exchange for a portion of ARCO's interest in the Hamaca heavy oil project in eastern Venezue-la. ARCO also sold its remaining interest in Hamaca.
  Although not consummated until January 31, 2000, in 1999 ARCO reached an agreement to sell its interest in the Villano oil field in Ecuador. ARCO's share of production from Villano in 1999 was 3,700 barrels per day.
  In California, ARCO reached an agreement to sell its ownership in ALBI. The sale is conditional upon obtaining approval from the Long Beach City Council and the California State Lands Commission and is expected to close in the first half of 2000. ARCO's share of production in 1999 was approximately 30,200 barrels per day.
  ARCO entered into an agreement to sell down 40% of its interest in the proj-ect for redevelopment of the Rhourde El Baguel field in Algeria. As of Febru-ary 28, 2000, the sale had not been finalized.
  In Tunisia, ARCO entered into an agreement to sell its interest in the Ashtart offshore oil field. Closing of the sale took place in February 2000.
  ARCO closed the sale of its interest in the Gordonstone coal mine, its in-terest in the Blair Athol joint venture, and its stake in the Clermont coal deposit, all in Queensland, Australia. In addition, an agreement with Stanwell Power Company concerning the Curragh mine has cleared the way for renewed ef-forts to sell that asset as well.
  In March 1999, ARCO also sold its wholly owned subsidiary, Union Texas Pet-rochemicals, obtained during the 1998 acquisition of UTP.

Oil and Gas Operations
ARCO and its partners in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand reached agreement to begin the sale of natural gas to Malay-sia and Thailand by the first half of 2002. ARCO had ma-jor exploration successes through Vastar's two deep-water discoveries in the Gulf of Mexico in 1999, in addition to two satellite field discoveries in Alaska. ARCO's net reserves additions replaced 129% of worldwide production in 1999.

Polypropylene Start-up
At its Los Angeles Refinery, ARCO started up the West Coast's first polypropy-lene manufacturing facility on December 31, 1999. ARCO operates the facility and holds ownership and markets product through its 65% interest in a joint venture.

Global Cost Reduction Program
In October 1998, ARCO announced it was undertaking a worldwide cost reduction program designed to reduce (1) upstream and downstream operating and support costs; (2) exploration spending; and (3) costs for the corporate center and support services. In connection with this cost reduction program, ARCO di-vested a number of non-strategic assets, which have facilitated the cost re-ductions.
  ARCO initially estimated that these cost reductions would save $350 million in 1999 and would rise to annual cost savings of $500 million by 2000. Based on 1999 year-end results, ARCO exceeded its target of $500 million of cost savings in the first year. ARCO believes it can sustain cost savings of $650 million per year, as compared to 1998 baseline expenses. ARCO has budgeted capital spending (additions to fixed assets) for 2000 at $2.6 billion. See "Capital Program" at page 11.

                     Exploration and Production Operations

General
ARCO conducts its worldwide oil and gas exploration and production operations primarily in Alaska, the Midcontinent and offshore Gulf of Mexico in the United States, and internationally in the United Kingdom North Sea, Indonesia, Venezuela, China and Algeria.

Reserves

              Proved oil and gas reserves as of December 31, 1999
-------------------------------------------------------------------------------

                              Petroleum Liquids           Natural Gas
                              (Million barrels)       (Billion cubic feet)
                           ------------------------ ------------------------
                           U.S.(a) International(b) U.S.(c) International(d)
                           ------- ---------------- ------- ----------------
  Proved reserves.........  2,159        786         5,158       4,742
  Proved developed re-
   serves.................  1,562        407         4,439       2,653

 --------
 (a) Includes 237 million barrels (MMB) proved and 108 MMB developed attributable to Vastar.
 (b) Includes 72 MMB proved and 42 MMB developed attributable to equity interests.
 (c) Includes 2,651 billion cubic feet (BCF) proved and 2,057 BCF developed attributable to Vastar.
 (d) Includes 861 BCF proved and 330 BCF developed attributable to equity interests.

  You can find additional information concerning oil and gas producing activi-ties and estimates of proved oil and gas reserves under the caption Supplemen-tal Information, Oil and Gas Producing Activities, beginning on page 62. Production

                              Production Volumes
-------------------------------------------------------------------------------

                                                                Natural Gas
                                       Petroleum Liquids    (Million cubic feet
                                       (Barrels per day)         per day)
                                     --------------------- ---------------------
  Years Ended
  December 31                        U.S.(a) International U.S.(b) International
  -----------                        ------- ------------- ------- -------------
   1999............................. 464,300    159,100     1,259      1,119
   1998............................. 527,600    130,400     1,175        929
   1997............................. 557,900     82,600     1,066        844

 --------
 (a) Includes 60,000, 50,100, and 50,700 barrels per day (BPD) produced by Vastar in 1999, 1998, and 1997, respectively.
 (b) Includes 1,078 million, 988 million, and 882 million cubic feet per day (MMCFD) produced by Vastar in 1999, 1998, and 1997, respectively.


                   Average sales prices and production costs
-------------------------------------------------------------------------------

                                               Years Ended December 31
                            -------------------------------------------------------------
                                    1999                1998                 1997
                            -------------------- ------------------- --------------------
                             U.S.  International U.S.  International  U.S.  International
                            ------ ------------- ----- ------------- ------ -------------
  Average sales price
   (including transfers)
   per barrel of petroleum
   liquids produced.......  $12.83    $14.39     $9.43    $11.07     $15.63    $18.20
  Average lifting cost per
   equivalent barrel of
   production.............    3.14      3.73      3.34      3.89       3.85      4.07
  Average sales price per
   thousand cubic feet
   (MCF) of natural gas
   produced...............    1.99      2.48      1.82      2.53       2.04      2.64

 Exploration and Drilling Activity

                          Wells drilled to completion
--------------------------------------------------------------------------------

                                                Years Ended December 31
                           -----------------------------------------------------------------
                                   1999                  1998                  1997
                           --------------------- --------------------- ---------------------
                           U.S.(a) International U.S.(b) International U.S.(c) International
                           ------- ------------- ------- ------------- ------- -------------
  Net productive
   exploratory wells
   drilled................    29          5         32         10         33          3
  Net dry exploratory
   wells drilled..........    16          4         29         10         27         10
  Net productive
   development wells
   drilled................   309         11        573         27        563         23
  Net dry development
   wells drilled..........    33         --         37         --         37         --

 --------
 (a) Includes 23, 14, 198, and 30 wells, respectively, drilled by Vastar.
 (b) Includes 23, 16, 187, and 35 wells, respectively, drilled by Vastar.
 (c) Includes 18, 15, 162, and 27 wells, respectively, drilled by Vastar.


              Current drilling activities as of December 31, 1999
--------------------------------------------------------------------------------

                                                            U.S. International
                                                            ---- -------------
  Gross wells in process of drilling (including wells
   temporarily suspended)..................................  32        41
  Net wells in process of drilling (including wells
   temporarily suspended)..................................  24        19
  Waterflood projects in process...........................   5         5
  Enhanced oil recovery operations.........................  16        --


               Number of productive wells as of December 31, 1999
--------------------------------------------------------------------------------

                                         Oil                      Gas
                             --------------------------- ---------------------
                             U.S.(a)(b) International(c) U.S.(d) International
                             ---------- ---------------- ------- -------------
  Total gross productive
   wells....................   8,384          733         3,650       342
  Total net productive
   wells....................   3,270          313         1,817        90

 --------
 (a) Includes approximately 1,532 gross and 334 net multiple completions for ARCO, of which there are 362 gross and 174 net multiple completions for Vastar.
 (b) Includes approximately 1,390 gross and 600 net wells, respectively, attributable to Vastar.
 (c) Includes approximately 87 gross and 40 net multiple completions.
 (d) Includes approximately 2,793 gross and 1,467 net wells, respectively, attributable to Vastar.


              Petroleum rights acreage as of December 31, 1999(a)
--------------------------------------------------------------------------------

                                                        Developed   Undeveloped
                                                         Acreage      Acreage
                                                       ----------- -------------
                                                        Net  Gross  Net   Gross
                                                       ----- ----- ------ ------
                                                              (thousands)
  U.S.
    Alaska............................................   205   388  1,380  2,439
    Lower 48(b)....................................... 1,933 3,283  2,649  4,029
                                                       ----- ----- ------ ------
      Total U.S....................................... 2,138 3,671  4,029  6,468
  International.......................................   296   673 40,754 84,229
                                                       ----- ----- ------ ------
      Total........................................... 2,434 4,344 44,783 90,697
                                                       ===== ===== ====== ======

 --------
 (a) Includes options and exploration rights.
 (b) Includes 1,598,000 net developed acreage, 2,575,000 gross developed acreage, 2,384,000 net undeveloped acreage and 3,475,000 gross undeveloped acreage, respectively, held by Vastar.

Delivery Commitments
ARCO has various long-term natural gas sales contracts covering the majority of its production in Indonesia, the United Kingdom North Sea, and China. ARCO's various annual delivery obligations under these contracts are substan-tially limited to producible reserves from specific fields.
  In the Lower 48, Vastar has various long-term natural gas sales contracts. In connection with the formation in 1997 of Southern Company Energy Marketing L.P. (SCEM), a strategic alliance limited partnership with the Southern Compa-ny, Inc., Vastar entered into a gas purchase and sale agreement with SCEM. The primary term expires December 31, 2007 and the prices are market-based. The contract covers substantially all of the gas produced and owned or controlled by Vastar. Excluded from this contract is gas which Vastar is committed to de-liver under certain long-term gas marketing contracts with cogeneration facil-ities pursuant to which Vastar delivered an average of 73 MMCFD in 1999. These long-term contracts have an average remaining contract term of approximately 11 years. In 1999, the average price of gas sold under these contracts was ap-proximately $2.69 per MCF. There have been no instances in the last three years in which Vastar was unable to meet any significant natural gas delivery commitment.

Alaska
Approximately 51% of ARCO's worldwide petroleum liquids production came from ARCO's interests in Alaska, primarily in the Prudhoe Bay, Greater Kuparuk Area and the Greater Point McIntyre Area fields on the North Slope of Alaska. AR-CO's net liquids production from Alaska in 1999 decreased 8% to 319,100 BPD. ARCO's interests in Alaska included net proved reserves of 1,907 million bar-rels of oil equivalent (MMBOE) at December 31, 1999.
  ARCO operates the eastern half of the Prudhoe Bay field and has a 21.87% working interest in the oil rim production from the field and a 42.56% working interest in the gas cap production. ARCO's net petroleum liquids production from the Prudhoe Bay field averaged 158,700 BPD compared to 175,300 BPD in 1998.
  ARCO is the sole operator of the Kuparuk River field, in which ARCO holds a 55.2% working interest. ARCO's share of production from the Kuparuk River field was 110,800 net BPD of petroleum liquids during 1999, compared to 123,000 net BPD during 1998. The Kuparuk Enhanced Oil Recovery (EOR) Project, which began operations in September 1996, added 17,000 net barrels of oil to daily production by the end of 1999.
  ARCO has working interests in five of six Greater Point McIntyre Area fields as follows: 30.1% in Point McIntyre, 40.0% in Lisburne, and 50.0% in both West Beach and North Prudhoe Bay State; ARCO also has a working interest in the West Niakuk field where final working interest percentages have not yet been determined. All six of the fields are processed through the Lisburne Produc-tion Center, which ARCO operates. During 1999, liquids processed through the Lisburne Production Center averaged 129,829 gross BPD, with 30,836 BPD net to ARCO.
  ARCO has several projects underway in Alaska that it expects will stop the decline in Alaska production after 1999. The $150 million Prudhoe Bay Miscible Injectant Expansion (MIX) project is designed to add 50 million gross barrels of petroleum liquids to ultimate field recovery and 20,000 net BPD of petro-leum liquids production in 2000. The project became operational in late 1999 and will be fully complete in early 2000. ARCO has a 78% interest in the Al-pine field, which it is developing with Anadarko Petroleum. The field is ex-pected to start up in mid-2000 at a gross rate of 44,000 BPD, and expected to reach a peak production gross rate of 80,000 BPD. A $44 million EOR project at Greater Point McIntyre will be completed in the second quarter of 2000.
  Other developments in Alaska include an oil discovery in the Fiord accumula-tion situated west of the Kuparuk River field near the Alpine field develop-ment, and another discovery called Aurora, a new Prudhoe Bay satellite. These discoveries added 40 MMB to proved reserves in 1999. ARCO was also successful in the 1999 bidding round for National Petroleum Reserve Alaska leases, adding 92 tracts covering 447,000 acres for $55 million to its exploration portfolio.
  ARCO transports all of its petroleum liquids produced from the North Slope fields to market through the Trans Alaska Pipeline System (TAPS), an 800-mile pipeline system that ties the North Slope of Alaska to the port of Valdez in south central Alaska. ARCO has a 22.2% weighted average undivided ownership interest in TAPS. ARCO also owns approximately 22% of the stock of Alyeska Pipeline Service Company, which constructed and now operates TAPS for the owners. ARCO's undivided interest in TAPS is proportionately con-solidated in the Alaska E&P operations for financial reporting purposes. TAPS 1999 throughput averaged approximately 1,078,000 BPD, down from 1,207,000 BPD in 1998. ARCO operates five ocean-going tankers that transport the liquids from Valdez to West Coast locations.

Lower 48

ARCO's consolidated Lower 48 operations had net production of 1,220 MMCFD of natural gas and 145,200 BPD of petroleum liquids in 1999 as compared to 1,141 MMCFD and 180,900 BPD in 1998. ARCO replaced 156% of Lower 48 1999 production, including consumption, on a BOE basis through its exploration and development activities and purchases (net of sales).
  The primary vehicle for ARCO's Lower 48 exploration and production opera-tions is Vastar, of which ARCO owns 81.9%. Vastar, headquartered in Houston, Texas, explores for, develops, produces and markets natural gas and petroleum liquids in major producing basins in the Gulf of Mexico, the Gulf Coast, the San Juan Basin/Rockies and the Midcontinent areas. You can obtain additional information about Vastar, a copy of Vastar's 1999 Annual Report to Stockhold-ers and 1999 Annual Report on Form 10-K by writing to Manager, Investor Rela-tions, Vastar Resources, Inc., 15375 Memorial Drive, Houston, Texas 77079. Vastar's telephone number is (281) 584-6000.
  ARCO's Lower 48 exploration and production assets (other than Vastar) con-sist primarily of oil and gas producing assets in the Permian Basin of west Texas and southeast New Mexico. These assets accounted for reserves at Decem-ber 31, 1999 of 334 MMBOE, of which 70% were petroleum liquids. In 1999, net production from these assets was 78,800 barrels of oil equivalent per day (BOEPD), down from 84,700 BOEPD in 1998. ARCO has reached an agreement to sell its interest in ALBI, conditioned upon receiving various government approvals. This interest accounted for reserves of approximately 99 MMBOE at December 31, 1999, and produced 30,200 BPD during 1999, down from 38,400 BPD in 1998.

International

ARCO's 1999 international petroleum liquids production averaged 159,100 BPD, up from 130,400 BPD in 1998. Natural gas production in 1999 averaged 1,119 MMCFD, up from 929 MMCFD in 1998. ARCO's net proved reserves from its international interests at December 31, 1999 were 1,577 MMBOE. ARCO's net reserves additions replaced 92% of 1999 international production.
  During 1999, ARCO and its partners continued development of the Shearwater gas condensate field in the Central North Sea; start-up is expected in 2000. ARCO's 1999 production from the United Kingdom North Sea was 451 MMCFD and 46,500 BPD.
  ARCO has two liquefied natural gas (LNG) interests. The current operations consist of a 37.81% working interest in the East Kalimantan joint venture that produces natural gas and, to a lesser extent, oil and condensate from the Sanga Sanga block. Substantially all the natural gas produced by the joint venture is supplied to a liquefaction plant at Bontang Bay, pursuant to long-term contracts with Pertamina, the Indonesian national oil company. The Bontang plant converts the gas into LNG in parallel processing units called "trains." Seven trains are currently in operation and an eighth is under con-struction.
  The second LNG interest, named Tangguh, continues under development. During 1999, the estimates of gross resources in the fields that will supply the project increased to 18 trillion cubic feet (TCF); however, ARCO has not yet recorded any reserves as proved. ARCO will operate the Wiriagar, Berau and Muturi fields which will feed gas to the Tangguh project. It is anticipated that the planned two-train LNG production facility will be operated by an In-donesian company that will be jointly owned by Pertamina and the participants in those production-sharing contracts that will supply gas to the plant.
  In late 1998, ARCO acquired a 100% interest in a production-sharing contract covering the Muriah Block, which is located in the central Java Sea and includes the Kepodang gas field. ARCO is currently negotiating an agreement for the supply of gas from the Kepodang gas field to the Tambak Lorok power plant. The power plant is expected to switch from diesel to natural gas in 2004.
  ARCO's 1999 production from all Indonesian interests totaled 498 MMCFD and 25,900 BPD.
  ARCO and its partners in the Malaysia-Thailand Joint Development Area in the Gulf of Thailand agreed to commence sale of natural gas from one of their fields to Malaysia and Thailand by the first half of 2002. The field initially will supply almost 400 MMCFD.
  In China, ARCO operates the Yacheng-13 gas field, from which ARCO obtained net production of 114 MMCFD during 1999, down from 133 MMCFD in 1998.
  ARCO's Venezuelan operations consist of risked service contracts covering six blocks. Under a risked service contract, the contractor is responsible for providing capital and technology for the redevelopment of the fields along with costs of operating existing production. In exchange for providing and funding overall operation and field development, the contractor is paid a per-barrel service fee to cover reimbursement of costs plus profit. There are two components to the fees, which include (i) a set fee for contractual baseline production and (ii) a fee for incremental production. The fee for incremental production is based on a sliding scale incentive mechanism, which is indexed to a basket of international oil prices and overall field profitability. The Venezuelan government maintains full ownership of all hydrocarbons in the fields.
  ARCO acquired from UTP interests in two risked service contracts covering the Desarrollo Zulia Occidente (DZO) contract area (a 100% interest) and the Boqueron contract area (a 60% interest). In acquiring DZO, ARCO assumed a po-tential liability for making payments of up to a maximum of $15 million annu-ally for six years. ARCO is the operator of the DZO and Boqueron blocks. ARCO also has risked service contracts covering the Kaki (56%), Maulpa (56%) and LL-652 (36%) blocks, as well as the La Vela exploration block.
  As part of an asset portfolio restructuring, ARCO increased its interest in the LL-652 block in Lake Maracaibo to 36% by acquiring an additional 18% in-terest in exchange for a portion of ARCO's interest in the Hamaca heavy oil project. The parties reached agreement and closed the transaction in early January 2000. ARCO also sold its remaining interest in Hamaca.
  Proved reserves and production quantities for Venezuelan operations are re-corded based upon ARCO's net working interest in each of the contract areas, "net" meaning reserves excluding royalties and interests owned by others per the contractual arrangements. During 1999, net production from ARCO's Venezue-lan interests was 32,000 BPD.
  In Ecuador, ARCO entered into an agreement to sell its interest in the Villano oil field. The sale closed on January 31, 2000.
  ARCO also entered into agreements to dispose of a number of its remaining exploration properties in Latin America.
  In Algeria, ARCO has entered into an agreement to sell down 40% of its in-terest in the redevelopment project for the Rhourde El Baguel field. ARCO is a partner with Sonatrach, the Algerian state oil company, in the redevelopment project. In 1999, ARCO recorded a loss of $175 million on the sale of its in-terest. Although ARCO originally contracted with Elf for the sale of its in-terest, Sonatrach has subsequently exercised its pre-emption rights. ARCO is currently in the process of completing the disposition to Sonatrach. However, at February 28, 2000, ARCO had not completed the sale of its interest.
  In the Caspian Sea region, ARCO continues to participate through its 46% ownership interest in LUKARCO, a joint venture with the Russian oil company LUKOIL that holds a 54% interest. The LUKARCO joint venture holds a 5% inter-est in the joint venture operating the Tengiz oil field in Kazakhstan and a 12.5% interest in the Caspian Pipeline Consortium (CPC), a multi-party effort to build a 900-mile pipeline from the Tengiz field to the Black Sea via Rus-sia. Under the terms of the joint venture arrangement, ARCO is obligated to fund most of LUKARCO's 25% share of the construction costs of the CPC pipe-line. In addition to the joint venture interest, ARCO owns approximately 8% of LUKOIL's total equity, which at December 31, 1999 was valued at $714 million. See Note 24 of Notes to Consolidated Financial Statements on page 60.

                       Refining and Marketing Operations

  ARCO's downstream operations include its two refineries on the West Coast, branded retail gasoline outlets in six western states and British Columbia, transportation operations including pipelines and terminals in California and a marine fleet of ocean-going tankers, and a polypropylene plant at the Los Angeles Refinery complex.

  ARCO's two U.S. petroleum refineries are the Los Angeles Refinery in Carson, California and the Cherry Point Refinery near Ferndale, Washington. Both of these refineries have easy access to major supply sources and major markets through ocean-going tankers, pipelines and other transportation facilities.

                               Refinery Capacity
-------------------------------------------------------------------------------

                                                         Annual Average Operable
                                                           Crude Distillation
                                                               Capacity(a)
                                                            (Barrels per day)
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
  Los Angeles Refinery.................................. 260,000 260,000 260,000
  Cherry Point Refinery................................. 222,700 202,000 202,000
                                                         ------- ------- -------
    Total............................................... 482,700 462,000 462,000
                                                         ======= ======= =======

 --------
 (a) Measured pursuant to standards of the American Petroleum Institute.


               Refinery runs and petroleum products manufactured
-------------------------------------------------------------------------------

                                                         Years Ended December 31
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                         (Equivalent barrels per
                                                                  day)
  Crude oil refinery runs............................... 423,800 449,600 452,200
                                                         ======= ======= =======
  Petroleum products manufactured:
    Gasoline............................................ 239,100 225,800 224,200
    Jet fuels...........................................  82,700  92,000 106,700
    Distillate fuels....................................  68,100  76,600  73,100
    Other(a)............................................  82,100  93,400  85,300
                                                         ------- ------- -------
      Total(b).......................................... 472,000 487,800 489,300
                                                         ======= ======= =======

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


  In December 1999, ARCO completed construction and achieved start-up of a 200,000 metric ton polypropylene resin manufacturing plant located at the Los Angeles Refinery complex. ARCO holds a two-thirds interest in the joint venture that owns the manufacturing facility and has begun marketing product for export and for domestic U.S. consumption. Feedstock for the new polypropylene facility, the only one on the West Coast, is supplied by the Los Angeles Refinery under the joint venture agreement.
  Since the June 1999 explosion and fire in Bellingham, Washington affecting the Olympic Pipeline (in which ARCO has a 37.5% interest), that portion of the pipeline system serving the company's Cherry Point Refinery has been shut down pending investigation, repair, and examination of safety issues. Although repairs have been completed, the federal Office of Pipeline Safety has not yet authorized resumption of operations. Prior to the explosion and fire, the vast majority of refined products supplied by Cherry Point to the Pacific Northwest were transported via that pipeline. Loss of its use has caused the company to transport those volumes by waterborne vessel or truck. As a result, because of capacity limitations related to these alternate means of transportation, the company has had to substantially reduce production volumes at Cherry Point. In addition, transportation costs have increased. The company is seeking recom-pense under the terms of its business interruption insurance policies, and is examining other avenues of relief. It is uncertain when, and under what condi-tions, the pipeline will be permitted to resume operations.

  In connection with its refining operations, ARCO also produces calcined coke and operates electric cogeneration facilities.

  ARCO markets its gasoline under the ARCO(R) trademark. ARCO sells its gasoline at ARCO branded retail outlets located in Arizona, California, Nevada, Oregon, Utah and Washington, and in British Columbia. The company currently has more than 1,700 branded retail outlets, which include franchisee and company-operated am/pm(R) convenience stores and SmogPros(R) Service Centers, along with traditional service stations. ARCO's am/pm franchises, full scale convenience stores that also sell gasoline, make up about 60% of the retail outlets. ARCO also sells gasoline to dealers and resellers who do not use the ARCO brand in connection with retail sales.
  To comply with federal Environmental Protection Agency (EPA) standards for gasoline, the company has used the oxygenate methyl tertiary butyl ether
(MTBE) in making its reformulated gasoline. However, effective January 1, 2003, the State of California has mandated that gasoline in California may no longer include MTBE as the oxygenate component. If current oil industry efforts to reverse the California ban on the use of MTBE are unsuccessful, the company likely will use ethanol to satisfy the federal oxygenate requirement. Because of supply and delivery characteristics of ethanol as compared to MTBE, the company's substitution of ethanol for MTBE may result in higher manufacturing costs. Use of ethanol may also necessitate some capital expenditures at the company's Los Angeles Refinery and distribution terminals.

  ARCO markets jet fuel, calcined coke and NGLs to end-users and resellers. ARCO sells jet fuels directly to airlines and the United States Department of Defense. The company sells its calcined coke to U.S. and international industrial consumers. ARCO sells NGLs directly to end-use customers, including the Watson Cogeneration Facility, which is 51% owned by ARCO; ARCO also markets NGLs through distributors. ARCO sells certain of its petroleum products through cargo and bulk sales to commercial and industrial consumers.

                        Refined petroleum product sales
-------------------------------------------------------------------------------

                                                         Years Ended December 31
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                         (Equivalent barrels per
                                                                  day)
  Petroleum product sales:
    Gasoline............................................ 314,500 308,700 281,900
    Jet fuels........................................... 102,300 102,800 117,300
    Distillate fuels....................................  82,900  80,600  76,600
    Other(a)............................................  71,000  72,700  68,000
                                                         ------- ------- -------
      Total(b).......................................... 570,700 564,800 543,800
                                                         ======= ======= =======

 --------
 (a)Includes heavy fuel oils, NGLs, calcined and green coke.
 (b) The total of petroleum product sales differs from the total of petroleum products manufactured because of a number of factors: the consumption of some products as refinery fuel, the exchange of products with other refiners, changes in levels of product inventory, and the purchase and sale of petroleum products not manufactured by ARCO.

  ARCO's marine fleet consists of seven tankers. Five transport crude oil from Valdez, Alaska to Cherry Point, Washington and Long Beach, California and two transport clean fuels products. ARCO's first Millennium class double-hulled tanker, the Endeavour, was dedicated in October 1999 and is scheduled for delivery in August 2000. Two additional double-hulled tankers are under construction and are scheduled for delivery in 2001 and 2002, respectively.

                             All Other Operations

  ARCO's other operations during 1999 comprised its pipeline operations in the Lower 48 and its aluminum rolling mill operations. In 1999, the Seaway Pipe-line Company, a joint venture which is operated by ARCO Pipe Line Company, be-gan an expansion project to increase the capacity of its 30-inch crude oil pipeline by approximately 110,000 BPD. Following completion during 2000, the pipeline's overall long-haul crude oil capacity will be approximately 350,000 BPD. You can find more details in Results of Segment Operations--Other Operations on page 27.

                                Capital Program

  ARCO's capital program includes spending for additions to fixed assets and other capital expenditures. During 1999, the company spent approximately
$2.7 billion for additions to fixed assets. For 2000 ARCO plans to spend $2.6 billion for additions to fixed assets.
  Key expenditures in 2000 will include continued development of the Alpine field on the North Slope of Alaska, the Shearwater gas condensate field in the United Kingdom North Sea, and continued development and exploration by Vastar in the Gulf of Mexico. In downstream operations, the expenditures primarily relate to construction of two new double-hulled marine tankers.
  Future capital expenditures remain subject to business conditions affecting the industry, as well as changes in environmental rules and regulations and the tax laws. They are also subject to change based on the timing and the sta-tus of the combination with BP Amoco.

                                    Patents

  ARCO owns numerous patents, many of which it makes generally available for license to others in the petroleum industry. ARCO itself is a licensee under certain patents that are available generally to the industry. ARCO's opera-tions are not dependent upon any particular patent or patents or upon any ex-clusive patent rights.

                                  Competition

  ARCO faces intense competition from a number of companies in both its E&P and R&M operations. Several of its competitors are larger and have substan-tially greater resources. In many areas outside the United States ARCO may be in competition with state-owned or -sponsored companies for upstream explora-tion and development projects. No single competitor, or small group of compet-itors, dominates either of ARCO's operating segments.
  Upstream, ARCO competes with numerous other companies in the oil and gas in-dustry to locate and obtain new sources of oil and gas and to produce that oil and gas in a cost-effective and efficient manner. Bidding for leases and ac-quiring producing properties are characterized by intense competition. ARCO believes its expertise in geological and geophysical technology enables it to compete effectively in property acquisition, exploration and development in those geographic areas where it is focusing its efforts. Another major compet-itive factor is a company's cost structure for producing oil and gas. ARCO be-lieves its cost structure enables it to compete on a cost-effective basis in those areas of geographic focus.
  Major factors affecting the profitability of the oil and gas industry are the general price levels for crude oil and natural gas, which have typically been volatile as a result of fluctuations in world, and sometimes local, eco-nomic conditions and political events.
  Downstream, ARCO competes with numerous companies in both its refining oper-ations and its retail gasoline marketing. Key competitive methods include re-fining operations that yield a greater proportion of high-margin products, technological expertise in developing new products that meet environmental specifications, and marketing operations that put a premium on high volume and innovation. ARCO's refineries are among the most efficient in the industry and the company has been an industry leader in developing reformulated gasoline. It has also sought to be a leader in low-cost, high-volume retail marketing and distribution, combining convenience stores and standardized automotive services with gasoline delivery to spread station site costs and increase revenue.

  ARCO ranked as the sixth largest U.S.-based oil company on the basis of rev-enues in the April 1999 Fortune 500 list of U.S. industrial companies.

                                Human Resources

  As of December 31, 1999, ARCO had approximately 16,600 full-time-equivalent employees, of whom approximately 9% were represented by collective bargaining agents.

                           Research and Development

  Total research and development expenses were $28 million, $45 million and $38 million in 1999, 1998 and 1997, respectively.

                             Environmental Matters

Site Remediation

ARCO is subject to federal, state and local environmental laws and regula-tions, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), and the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation Re-covery Act of 1976 (RCRA). These regulations require ARCO to do some or all of the following:

 . Remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;

 . Perform restoration work at such sites; and

 . Pay damages for loss of use and non-use values.

Environmental liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.

  ARCO is currently involved in environmental assessments and cleanups under these laws at federal- and state-managed sites, as well as other clean-up sites, including service stations, refineries, terminals, third party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites that were formerly owned by ARCO or its predecessors. This comprises 130 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site and ARCO's responsibility varies from sole responsibility to very little responsibility. Future costs depend on numerous unknown factors such as:

 . Nature and extent of contamination;

 . Timing, extent and method of remedial action;

 . ARCO's proportional share of costs; and

 . Financial condition of other responsible parties.

  The environmental remediation accrual is updated at least annually, and at December 31, 1999 was $686 million.

  The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs (such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites), it is possible that actual costs could exceed the amount accrued; however, ARCO estimates this amount to be no greater than $550 million. This estimate was determined by applying Monte Carlo analysis to estimated site maximums on a portfolio basis. Monte Carlo simulation is an analytical tool that uses computer-generated iterations to determine a range of probable outcomes for a project or a portfolio of projects. ARCO's specific use of Monte Carlo analysis involved determining a range of liability outcomes for our portfolio of active sites. See Note 15 of Notes to Consolidated Financial Statements on page 53 regarding environmental matters.
  Approximately 60% of the reserve relates to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Mon-tana, Utah and New Mexico. Another significant component relates to currently and formerly owned or operated nuclear processing, and refining and marketing facilities, and other sites that received wastes from these facilities. One site represented 11% of the total accrual. No other site represented more than 7% of the total accrual. The remainder relates to sites with reserves ranging from $1 million to $10 million per site. Substantially all amounts reserved are expected to be paid out over the next six years. ARCO is also the subject of certain material legal proceedings described below under the caption "Mate-rial Environmental Litigation."

Clean Air
The Federal Clean Air Act Amendments of 1990 (the 1990 Clean Air Act Amend-ments) and various state and local laws and regulations impose certain air quality requirements. Among other things, the 1990 Clean Air Act Amendments effectively require the manufacture and sale of reformulated and oxygenated gasolines in areas not meeting specified air quality standards. The EPA win-tertime oxygenate gasoline program became effective in the fall of 1993. The EPA reformulated gasoline requirements became effective January 1, 1995 for the nine U.S. cities, including Los Angeles and San Diego, and other areas with the worst ozone pollution. The specifications for reformulated gasoline of the California Air Resources Board (CARB), which are stricter than the EPA requirements, became effective for retail sales on and after June 1, 1996. To comply with the EPA air quality requirements and CARB standards, in 1995 ARCO completed major modifications at its Los Angeles Refinery. To comply with fed-eral EPA standards for gasoline, the company has used the oxygenate MTBE in making its reformulated gasoline. However, effective January 1, 2003, the State of California has mandated that gasoline in California may no longer in-clude MTBE as the oxygenate component. If current oil industry efforts to re-verse the California ban on the use of MTBE are unsuccessful, the company likely will use ethanol to satisfy the oxygenate requirement. See page 10 for a discussion of the effects on the Los Angeles Refinery of the California ban on MTBE.
  In 1993 the South Coast Air Quality Management District (AQMD), which sets air quality standards for a five-county area of Southern California, including Los Angeles County, adopted regulations requiring phased reductions of certain pollutants. By 2003 the Los Angeles Refinery and the Wilmington calciner will be required to achieve cumulative reductions from 1992 levels of oxides of ni-trogen (NOx) of 63% and oxides of sulfur (SOx) of 83%. As part of the regula-tions, AQMD created a Regional Clean Air Incentives Market (RECLAIM) program under which regulated firms can earn credits for achieving emission reductions below targeted levels. Those credits may then be bought and sold. The Los An-geles Refinery plans to achieve the requisite levels of emission reductions by a combination of reductions and acquisitions of credits, substantial amounts of which have already been purchased. The AQMD is currently considering modi-fications to the RECLAIM program, but nothing has yet been finalized.

Environment-Related Expenditures
For the past three years, the company's environment-related expenditures have been comprised of both capital expenditures and operating expenses. Environ-ment-related capital expenditures include the cost of projects to reduce and/or eliminate pollution and contamination in the future and the cost of modifications to the company's manufacturing facilities necessary to comply with the aforementioned federal, state and local air quality laws and regula-tions. Environment-related operating costs include both costs to eliminate, control or dispose of pollutants, as well as costs to remediate previously contaminated sites. Sites are remediated using a variety of techniques, in-cluding on-site stabilization, bioremediation, soil removal, pump and treat and other methods as deemed appropriate for each specific site.

  For the past three years, the company's environment-related capital expendi-tures have averaged $216 million per year. The company anticipates environ-ment-related capital expenditures of approximately $220 million and $190 mil-lion for 2000 and 2001, respectively. For the past three years, the company's operating expenses for the remediation of previously contaminated properties either compelled or likely to be compelled in the foreseeable future by gov-ernment or third parties have averaged approximately $170 million per year. Cash payments for site remediation have averaged $143 million per year over the same period. The company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For the past three years, the com-pany estimates that its operating expenses related to these ongoing costs have averaged approximately $185 million per year.
  In addition to the reserve for environmental remediation costs, the company has also accrued, as of December 31, 1999, $1.2 billion for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

Material Environmental Litigation

Pursuant to the authority provided under Superfund, the State of Montana as-serted claims against ARCO for compensation for damage to natural resources up to the maximum amount allowed by 42 United States Code (S)9607. Those alleged damages, arising out of ARCO's or its predecessors' alleged activities, in-cluded restoration and compensable damages, assessment costs, and prejudgment interest. On December 12, 1983, a lawsuit, styled Montana v. ARCO (Case No. CV-83-317-HLN-PGH), was filed in the United States District Court for the Dis-trict of Montana. At the time trial commenced on March 3, 1997, the State's claim was for damages of $767 million for alleged injuries to natural re-sources resulting from mining and mineral processing operations. In addition, the Confederated Salish and Kootenai Tribes of the Flathead Reservation (Tribes) were granted a limited form of intervention in Montana v. ARCO. The Tribes, as alleged trustees, asserted claims against ARCO for alleged injury to and loss of natural resources located in the Clark Fork River Basin in southwest Montana. The United States Department of Interior also stated an in-tention to make a claim for natural resource damages in the Clark Fork River Basin. In 1998 ARCO agreed to the terms of two consent decrees, under which ARCO agreed to pay $135 million for settlement of $561 million of the State's natural resource damage claims relating to the Clark Fork River Basin (exclud-ing only the State's claims for restoration at three sites), $86 million pri-marily for remediation at the Stream Side Tailings Operable Unit (SSTOU) in the Clark Fork Basin, including a civil penalty of $1.8 million, and $20 mil-lion to resolve natural resource damage claims by the Tribes and the United States. These settlements were approved by the court on April 19, 1999. Re-maining for disposition are the State's claims for $206 million of restoration damages at three sites.
  On June 23, 1989, the EPA filed a CERCLA cost-recovery action against ARCO, styled U.S. v. ARCO, et al. (Case No. CV-89-039-BU-PGH), in the United States District Court for the District of Montana, for oversight costs at several of the Upper Clark Fork River Basin Superfund sites. Litigation is proceeding on both the EPA's claims (in the approximate amount of $90 million, including $14.7 million pertaining to the SSTOU) and ARCO's counterclaims against vari-ous federal agencies. In the counterclaims, ARCO seeks contributions from the federal agencies for remediation costs and for any natural resource damage li-ability ARCO might incur in Montana v. ARCO. The settlements in Montana v. ARCO, described above, resolved the claims and counterclaims in U.S. v. ARCO pertaining to the SSTOU and may provide a framework for possible future set-tlement of the remaining claims.
  ARCO and its subsidiary, Atlantic Richfield Hanford Company (ARHCO), and several other companies who have served as government contractors at the Han-ford Nuclear Reservation in south central Washington State are named as defen-dants in a consolidated complaint in the United States District Court for the Eastern District of Washington, titled In re Hanford Nuclear Reservation Liti-gation (CY-91-3015-AAM). In October 1994, the Department of Energy (DOE) de-termined that the government will indemnify ARCO and ARHCO for any judgment or settlement in the action pursuant to the contract between ARHCO and the Atomic Energy Commission and the provisions of the Price-Anderson Act. On April 4, 1997, ARCO was served with a new complaint making allegations similar to those already pending in the litigation, filed by six individual Native Americans in the United States District Court for the Western District of Washington, purportedly on behalf of classes of Native Americans living near the Hanford Nuclear Reservation. The DOE has indicated that it will indemnify ARCO and ARHCO with respect to this new action as well. This action has been transferred to the United States District Court for the Eastern District of Washington. On August 21, 1998, the court issued a ruling that, if upheld on appeal, should result in the dis-missal of ARHCO and ARCO from the case.
  Following the March 1989 EXXON VALDEZ oil spill, numerous lawsuits seeking compensatory and punitive damages and injunctions were filed by the State of Alaska, the United States, and private plaintiffs against Exxon, Alyeska, and Alyeska's owner companies (including ARCO, which has a 22% interest). Alyeska and its owner companies have settled the civil damage claims by federal and state governments and the lawsuits by private plaintiffs. Certain issues re-lating to liability for the spill remain unresolved between the Exxon compa-nies, on the one hand, and Alyeska and its owner companies, on the other hand.

Environmental Matters Relating to International Operations
ARCO's international operations, which are primarily located in the United Kingdom North Sea, Indonesia, Venezuela, China, and Algeria, are conducted in accordance with internationally acceptable environmental standards and are also subject to foreign laws covering environmental matters, as well as to contractual obligations relating to dismantlement and abandonment. To date, ARCO has not incurred any significant expenditures for environmental remediation, is not involved in any environmental cleanup, and has not reserved any amount for environmental remediation, relating to its operations in the United Kingdom North Sea, Indonesia, Venezuela, China, and Algeria. ARCO has accrued approximately $216 million related to decommissioning and abandonment of its production facilities in the United Kingdom North Sea. This amount is part of the total of $1.2 billion accrued by ARCO for the estimated cost of dismantling all of its facilities as required by contract, regulation or law, and for the estimated costs of restoration and reclamation of land associated with such facilities. The foreign environmental laws and regulations have not had, and are not presently expected to have, a material adverse effect on ARCO's financial results or position.

Conclusion
Environmental concerns, including the minimization and prevention of environ-mental contamination from ongoing operations, and the cost-effective remediations of existing contaminated sites, continue to be vital factors in the company's future planning. See Note 15 of Notes to Consolidated Financial Statements on page 53, and "Environmental Matters" on page 12.

ITEM 3. LEGAL PROCEEDINGS

                                  The Company

  On June 7, 1989, the City of New York, the New York City Housing Authority, and the New York City Health and Hospitals Corporation brought suit in the Su-preme Court of the State of New York for the County of New York (Case
No. 14365/89) against six alleged former lead pigment manufacturers or their successors (including ARCO as successor to International Smelting and Refining Company (IS&R), a former subsidiary of The Anaconda Company), and the Lead Industries Association (LIA), a trade association. Plaintiffs sought to re-cover damages in excess of $50 million including (i) past and future costs of abating lead-based paint from housing owned by New York City and the New York City Housing Authority (Housing Authority); (ii) other costs associated with dealing with the presence of lead-based paint in that housing and privately-owned housing; and (iii) any amounts paid by the City or the Housing Authority to tenants because of injuries caused by the ingestion of lead-based paint. Plaintiffs also seek punitive damages and attorney's fees. As a result of var-ious court rulings, the plaintiffs' only remaining claims are for fraud and restitution and indemnity. Two stipulated dismissals have further narrowed the case. The City of New York and the New York City Health and Hospitals Corpora-tion entered into a stipulated order dismissing with prejudice all of their pending claims against ARCO and the other defendants. The remaining plaintiff, the Housing Authority, then entered into another stipulated order dismissing its claims as to all the Housing Authority properties except for two housing projects.
  On November 25, 1998, ARCO (as successor to IS&R) was named as a defendant in a purported class action suit, Sabater, et al. v. Lead Industries Associa-tion, et al. (Case No. 25533/98), filed in the Supreme Court of the State of New York for the County of Bronx by the mothers of four minor plaintiffs. The complaint also names the LIA and eight former lead pigment/paint manufactur-ers. The plaintiffs seek, on behalf of themselves and a purported class of children age six and under residing in dwellings in the City of New York con-taining or presumed to contain lead paint, compensatory damages and injunctive relief from all defendants, including orders requiring defendants to contrib-ute to a court-administered fund to pay for (i) notification to class members of the dangers of lead-based paint, (ii) abatement of properties where class members reside and to pay for temporary relocation during abatement,
(iii) medical monitoring, including screening, testing, diagnosing, and treat-ing of class members, and (iv) attorney fees. The complaint alleges causes of action against the defendants for negligence, strict products liability, con-spiracy, concert of action, and enterprise and market share liability.
  On August 25, 1992, ARCO (as successor to IS&R) was added as a defendant to a purported class action suit pending in the Court of Common Pleas in Cuyahoga County (Cleveland), Ohio, Jackson, et al. v. The Glidden Company, et al. (Case No. 236835), which seeks on behalf of the three named plaintiffs, and all other persons similarly situated in the state of Ohio, money damages for inju-ries allegedly suffered from exposure to lead paint, punitive damages, and an order requiring defendants to remove and abate all lead paint applied to any building in Ohio. The suit names as defendants, in addition to ARCO, the LIA and 16 companies alleged to have participated in the manufacture and sale of lead pigments and paints and includes causes of action for strict product lia-bility, negligence, breach of warranty, fraud, nuisance, restitution, negli-gent infliction of emotional distress, and enterprise, market share and alter-native liability.
  On September 20, 1999, ARCO (as successor to IS&R) and The Anaconda Company were named by 11 homeowners as defendants in a purported class action suit filed in the Circuit Court for Baltimore City, Maryland, Earl Cofield, et al.
v. Lead Industries Association, et al. (Case No. 24-C-99-004491). The amended complaint, which also names 13 alleged former manufacturers of lead products, the LIA, and the National Paint and Coatings Association, alleges causes of action for negligent product design and failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abet-ting, and products liability. This matter also incorporates causes of action for nuisance, indemnification, and enterprise liability. The plaintiffs seek, on behalf of themselves and a purported class of over 10,000 people living in the State of Maryland whose pre-1978 residences allegedly were contaminated with lead-based paint, compensatory and punitive damages and injunctive re-lief, including orders requiring defendants to pay for (i) notification to class members about the hazards of lead pigments, (ii) abatement of residences where class members reside, (iii) a public education campaign concerning the hazards of lead pigments, lead paint, and lead poisoning, and (iv) attorney fees.
  On October 12, 1999, ARCO (as successor to IS&R) was named as a defendant in a lead paint lawsuit filed in Rhode Island Superior Court, Providence County by Rhode Island Attorney General Sheldon Whitehouse, State of Rhode Island v. Lead Industries Association, et al. (Case No. 99-5226). The complaint, which also names seven former lead pigment manufacturers and the LIA, alleges causes of action for public nuisance, violation of Rhode Island's Unfair Trade Prac-tice and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentations, civil conspiracy, unjust enrichment, indemnity and equitable relief to protect children. The State of Rhode Island seeks compensatory and punitive damages, funding for a public education campaign concerning the dangers of lead poisoning and injunctive relief that includes an order requiring defendants to pay for the detection and abatement of lead paint in all public and private buildings within the State that are accessible to children.
  On January 26, 2000, ARCO (as successor to IS&R and Anaconda Lead Products Company) was named as a defendant in a lawsuit, City of St. Louis v. Lead In-dustries Association, Inc. et al. (Cause No. 002-245), filed in the Circuit Court for the City of St. Louis, Missouri by the City of St. Louis. The com-plaint, which also names the LIA and seven former lead pigment/paint manufac-turers, alleges causes of action for public nuisance, product liability, neg-ligence, negligent and fraudulent misrepresentations, civil conspiracy, unjust enrichment, and indemnity. The City of St. Louis alleges that it was obligated to pay, has paid, and in the future will have to pay for the care of lead poi-soned children and adults in the form of medical care, education programs, abatement, and other costs associated with the hazards created by the defen-dants, and is seeking compensatory and punitive damages.
  In addition, the company is a defendant in several lawsuits brought by indi-viduals that allege injury from exposure to lead paint. Such cases, in the ag-gregate, are not material to the financial condition of the company.
  On June 7, 1994, a purported class action was filed by several individuals in United States District Court in Pittsburgh, Pennsylvania against ARCO and Babcock & Wilcox Company (B & W) on behalf of persons "estimated to be in the thousands" who lived or worked in Apollo and Parks Township, Pennsylvania, and areas downwind of those places, from 1957 to the present. The suit, Hall, et al. v. Babcock & Wilcox Company, et al. (Case No. 94-0951), claims that the plaintiffs and alleged class members were exposed to releases of radioactive and other toxic substances from two nuclear materials processing facilities that have contaminated the air, soil, and surface and ground water in those communities. The suit seeks damages for death and personal injury, diminution in property values, costs of decontamination of property, injunctive relief requiring defendants to establish a fund for medical monitoring, and punitive damages. ARCO has been sued as the former owner of Nuclear Materials and Equipment Corporation (NUMEC), the original owner and operator of the Apollo and Parks Township facilities from March 1967 to November 1971. On Septem-ber 17, 1998, the jury in a trial of eight "test-case" plaintiffs' claims re-turned a verdict of $33.7 million jointly and severally against ARCO and B & W and another $2.8 million just against B & W. On September 24, 1998, these eight test-case plaintiffs withdrew their claim for punitive damages against ARCO. On June 29, 1999, the court granted ARCO's and B & W's motions for a new trial. On November 15, 1999, as part of amending its responsive pleading in the Hall action, B & W filed a crossclaim against ARCO for contractual indem-nity, common law indemnity, and contribution, seeking to be indemnified by ARCO for any liability arising out of the Hall action. ARCO has moved to strike the crossclaim, but the court has not yet ruled on ARCO's motion. The claims of the eight test-case plaintiffs and of other plaintiffs remain for trial or other disposition.
  On April 13, 1995, a lawsuit was filed in United States District Court for the Central District of Califor-nia titled ARCO, et al. v. UNOCAL (Case No. 95-2379-KMW-JRx). ARCO and five other refiners sought a declaration that UNOCAL's U.S. Patent No. 5,288,393 (the '393 patent) is invalid and unenforceable. The '393 patent purports to cover a substantial portion of the reformulated gasoline compositions that were required by the State of California when the Phase II regulations of the California Air Resources Board (CARB) went into effect in March 1996. In the same lawsuit, UNOCAL filed a claim for infringement of the '393 patent against ARCO and the five other refiners. On July 15, 1997, the first phase of trial commenced and on October 14, 1997, the jury found in UNOCAL's favor on the is-sues of whether ARCO and the other refiners had infringed the '393 patent and whether that patent is valid. The jury also found that ARCO had produced ap-proximately 149 million gallons of infringing gasoline during the first five months of production. On November 3, 1997, the jury found that each refiner owed UNOCAL $.0575 for each gallon of gasoline that infringed on UNOCAL's pa-tent. On September 29, 1998, the court issued a judgment in favor of UNOCAL for $10.3 million (including prejudgment interest) against ARCO for infringing gallons during the first five months of production and for $1.5 million joint and several against ARCO and the other five refiners for UNOCAL's attorneys fees. ARCO and the other five refiners have appealed the decision to the Court of Appeals for the Federal Circuit.
  On June 7, 1996, the case of Aguilar, et al. v. Atlantic Richfield, et al. (Case No. 700810) was brought in the Superior Court of California for the County of San Diego against ARCO and eight other refiner-marketers of CARB re-formulated gasoline. The plaintiffs allege that the defendants conspired to restrict the supply, and thereby to raise the price, of CARB gasoline in vio-lation of California state antitrust and unfair competition law. The plain-tiffs seek to recover treble damages, restitution, attorneys fees, and injunc-tive relief. The court has certified a class of California residents who bought CARB gasoline after March 1, 1996 other than for resale. On October 17, 1997, the court granted the defendants' motion for summary judgment. On January 23, 1998, the court granted the plaintiffs' motion for a new trial. On January 31, 2000, the Court of Appeal for the Fourth Appellate District re-versed the order granting a new trial and ordered the Superior Court to grant summary judgment in favor of each defendant. On January 23, 1998, the case of Gilley v. Atlantic Richfield, et al., [Case No. CV UU132BTM (RBB)] was filed in the United States District Court for the Southern District of California. The case, which is brought on behalf of a purported class of wholesale pur-chasers of CARB gasoline including lessee and contract gasoline dealers, claims violations of federal antitrust laws based upon factual allegations that are essentially the same as those contained in the Aguilar complaint. On October 22, 1998, ARCO was served with a complaint filed in the Superior Court of California for the County of Sacramento entitled Cal-Tex Citrus Juice, et al. v. Atlantic Richfield Company, et al. (Case No. 98AS05227). The complaint is purportedly on behalf of a class of all direct or indirect purchasers of California diesel fuel between March 19, 1996 and December 31, 1997 against all California refiners of California diesel fuel. The complaint alleges vio-lations of various state statutes by the defendants' alleged conspiracy to fix prices of California diesel fuel and seeks treble damages and restitution.
  On June 26, 1998, a purported class action was filed in the Court of Chan-cery of the State of Delaware in New Castle County, McMullin v. Beran, et al. (Case No. 16493NC) against ARCO, Lyondell Petrochemical Company, ARCO Chemical Company, and the individual directors of ARCO Chemical relating to the acqui-sition of ARCO Chemical by Lyondell. The suit is brought by an individual shareholder of ARCO Chemical on behalf of all common stockholders, other than defendants, and seeks rescission of the transaction, damages for the al-legedly inadequate consideration being paid by Lyondell for the shares, and attorneys' fees and costs. The plaintiff alleges that ARCO and the individual directors of ARCO Chemical, who are alleged to be dominated and controlled by ARCO, breached fiduciary duties to the minority shareholders. On December 1, 1999, the Court of Chancery issued an order dismissing the action on the grounds that the complaint did not state a valid claim under Delaware law. The plaintiff has appealed the order of dismissal.

                           Environmental Proceedings

  As discussed under the caption "Environmental Matters," ARCO is currently participating in environmental assessments and cleanups at numerous operating and non-operating sites under Superfund and comparable state laws, RCRA, and other state and local laws and regulations, and pursuant to third party indem-nification requests, and is the subject of material legal proceedings relating to certain of these sites. See "Environmental Matters--Material Environmental Litigation," beginning on page 14.

  In addition to the matters reported herein, from time to time, certain of ARCO's operating divisions and subsidiaries receive notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Such alleged violations may become the subject of enforcement actions or other legal proceedings and may involve monetary sanctions of $100,000 or more (ex-clusive of interest and costs).

                        Status of Litigation Regarding
                      Proposed Combination with BP Amoco

  On February 4, 2000, the Federal Trade Commission (FTC) filed a complaint in U.S. District Court for the Northern District of California, No. C 00 0416 SI, seeking a preliminary injunction to prevent closing of the combination between ARCO and BP Amoco. The FTC had determined to challenge the combination in a 3 to 2 vote on February 2, 2000. The suit alleges that the transaction would vi-olate section 7 of the Clayton Act by substantially lessening competition in three areas: production and sale of Alaska North Slope crude oil to West Coast refineries; bidding for rights to explore for oil and gas resources on the Alaska North Slope; and increased concentration and loss of competition in pipeline and oil storage in and into Cushing, Oklahoma with effects on trading in light sweet crude oil futures. On February 22, 2000, the court consolidated with the FTC lawsuit an action filed in the same court by the Attorneys Gen-eral for the States of California, Oregon and Washington, No. C 00 0416 SI, challenging the combination on the first two grounds discussed above. The court also granted the State of Alaska leave to intervene in the FTC's law-suit. The court has set the weeks of March 20 and 27, 2000 for the hearing on the FTC's motion for a preliminary injunction. ARCO and BP Amoco have agreed not to close the transaction pending the earlier of the court's decision on the preliminary injunction or April 15, 2000.
  ARCO announced on February 11, 2000 that it is conducting a search for a suitable buyer for certain elements of its ARCO Pipe Line Co. operations. The potential sale is designed to address the Cushing-related concerns set forth in the FTC's lawsuit. Any transaction would be contingent on completion of ARCO's proposed combination with BP Amoco.
  On February 28, 2000, the Board of Directors of ARCO voted to postpone the Annual Meeting of Shareholders, normally held the first Monday in May, pending further developments relating to the timing of the resolution of the judicial proceedings and the closing of the combination.
  ARCO believes that it has substantial and meritorious defenses to the FTC and state lawsuits. It expects ultimately to be able to proceed with complet-ing the combination with BP Amoco, either by prevailing in the litigation or through settlement. However, there can be no assurance that the companies will prevail in the legal proceedings, that an early judicial resolution can be ob-tained, or that a settlement can be reached.

                               Other Litigation

  The company and its subsidiaries are defendants in numerous suits in which they are not covered by insurance which involve smaller amounts than the mat-ters described above. Although the legal responsibility and financial impact in respect to such litigation cannot be ascertained, it is not anticipated that these suits will result in the payment by the company or its subsidiaries of monetary damages which in the aggregate would be material in relation to the net assets of the company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                               ----------------

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                                              1999                                    1998
                            ---------------------------------------- --------------------------------------
                               4th        3rd        2nd      1st      4th      3rd       2nd        1st
                            ---------- ---------- --------- -------- -------- -------- ---------- ---------
  Common Stock:
   Market price per share
     High.................  $98 3/8    $95 1/16   $88 15/16 $75 3/16 $72 7/16 $81 5/16 $82 1/4    $84 11/16
     Low..................  $80        $84 1/4    $71 1/2   $52 1/2  $62 7/8  $56 1/4  $74        $70 3/8
   Cash dividends per
    share.................  $0.7125    $0.7125    $0.7125   $0.7125  $0.7125  $0.7125  $0.7125    $0.7125
  $3.00 Cumulative
   Convertible Preference
   Stock:
   Market price per share
     High.................  $1,200     $1,200     $1,152    $857     $900     $ --     $1,047 1/8 $ --
     Low..................  $1,198 3/4 $1,199 1/4 $1,095    $734     $900     $ --     $1,006 1/2 $ --
   Cash dividends per
    share.................  $0.75      $0.75      $0.75     $0.75    $0.75    $0.75    $0.75      $0.75
  $2.80 Cumulative
   Convertible Preference
   Stock:
   Market price per share
     High.................  $460       $450       $413      $351 1/2 $340     $386 1/2 $388 3/4   $392
     Low..................  $407       $399 1/2   $350      $259     $310     $288     $355       $346 1/4
   Cash dividends per
    share.................  $0.70      $0.70      $0.70     $0.70    $0.70    $0.70    $0.70      $0.70

  Prices in the foregoing table are from the New York Stock Exchange composite tape. On February 28, 2000, the high price per share was $69 and the low price per share was $66 15/16.
  As of December 31, 1999, the approximate number of holders of record of Com-mon Stock of ARCO was approximately 76,500. The principal markets in which AR-CO's Common Stock is traded are listed on the cover page.
  The quarterly dividend rate for Common Stock was increased to $0.7125 per share effective June 13, 1997. On January 24, 2000, a dividend of $0.7125 per share was declared on Common Stock, payable on March 15, 2000, to stockholders of record on February 25, 2000. Future cash dividends will depend on earnings, financial conditions and other factors. Pending consummation of the combina-tion with BP Amoco, the company presently expects that dividends will continue to be paid.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for ARCO:


                                               Years Ended December 31
                                      ------------------------------------------
                                      1999(1) 1998(2)(3) 1997(2)  1996   1995(4)
                                      ------- ---------- ------- ------- -------
                                         (Millions except per share amounts)
  Sales and other operating
   revenues.........................  $12,501  $10,303   $14,340 $14,094 $10,995
  Income (loss) from continuing
   operations.......................    1,345     (655)    1,331   1,261     685
  Earnings (loss) per share from
   continuing operations (basic)(5).     4.17    (2.05)     4.14    3.92    2.13
  Earnings (loss) per share from
   continuing operations
   (diluted)(5)(6)..................     4.09    (2.05)     4.07    3.86    2.10
  Net income........................    1,422      452     1,771   1,663   1,376
  Cash dividends per common
   share(5).........................     2.85     2.85     2.825    2.75    2.80
  Total assets......................   26,272   25,199    22,425  22,703  20,934
  Long-term debt and capital lease
   obligations......................    5,698    4,332     3,619   4,745   5,813

 --------
 (1) Includes $161 million after-tax loss on disposition of Algeria assets.
 (2) See Notes 6 and 7 of Notes to Consolidated Financial Statements regarding extraordinary item in 1997 and restructuring costs.
 (3) Includes $925 million after-tax impairment of oil and gas properties.
 (4) Dividends include a $0.05 per share redemption payment for Common Stock purchase rights.
 (5) Restated for the effect of 100% stock dividend issued June 13, 1997.
 (6) No dilution assumed for 1998 due to antidilutive effect on loss from continuing operations.

ITEMS 7. AND 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial Statement Schedule

 Schedule
   No.                                                                    Page
   ---                                                                    ----
          Independent Accountants' Report...............................   24
          Financial Statements:
            Consolidated Statement of Income............................   30
            Consolidated Balance Sheet..................................   34
            Consolidated Statement of Cash Flows........................   35
            Consolidated Statement of Changes in Stockholders' Equity...   40
            Notes to Consolidated Financial Statements..................   43
            Supplemental Information (Unaudited)........................   62
          Supporting Financial Statement Schedule Covered by the
           Foregoing Independent Accountants' Report:
   II       Valuation and Qualifying Accounts...........................   98

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

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Atlantic Richfield Company

  In our opinion, the consolidated financial statements listed in the accompa-nying index appearing on pages 30, 34, 35 and 40 present fairly, in all mate-rial respects, the financial position of Atlantic Richfield Company and its subsidiaries at December 31, 1999 and 1998, and the results of their opera-tions and their cash flows for each of the three years in the period ended De-cember 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page 98 presents fair-ly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These finan-cial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these fi-nancial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial state-ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presenta-tion. We believe that our audits provide a reasonable basis for our opinion expressed above.

                                          PricewaterhouseCoopers LLP

Los Angeles, CA
January 31, 2000

Operating Review

                                 Introduction

  In 1999, ARCO took a number of actions, primarily divestitures, to implement its strategy of focusing on key oil and gas businesses. The divestitures in-cluded both non-oil and gas businesses and non-core oil and gas properties. In addition, ARCO achieved total before-tax cost reductions in operating, explo-ration, and selling, general, and administrative (SG&A) expenses of over $740 million, compared to baseline 1998 expenses. This achievement in one year ex-ceeded the two-year goal of $500 million announced in October 1998. All areas of ARCO's business contributed to the cost reductions, which were increased by expense timing factors. Adjusted for these items, ARCO believes that the sus-tainable annual savings are on the order of $650 million. However, the event which could have the greatest potential impact on the company in the future is the proposed combination of BP Amoco and ARCO. The combination has been ap-proved by the shareholders of both ARCO and BP Amoco. The European Commission approved the transaction with some stipulations on September 29, 1999. On Feb-ruary 4, 2000, the Federal Trade Commission (FTC) filed a complaint in the United States District Court in San Francisco alleging that the combination violated section 7 of the Clayton Act and filed a motion for preliminary in-junction to enjoin BP Amoco from completing the combination. The status of the combination is discussed in detail on page 1.
  The Operating Review that follows explains the major changes in ARCO's key businesses as related to prices, production volumes, sales, and expenses for the years 1999 and 1998. Discontinued operations, unallocated expenses, and other operations, which include Lower 48 pipelines and aluminum, are also ex-amined. The consolidated results of these operations are examined in relation to the Consolidated Statement of Income on page 30.

                         Results of Segment Operations


Exploration & Production


Millions            1999     1998      1997
-------------------------------------------
Net income
 (loss)          $   938 $   (616) $  1,347
Special items
 charge              190    1,002         -
                ---------------------------
Operating
 results         $ 1,128 $    386  $  1,347
                ---------------------------


  In 1999, ARCO's operating results from worldwide oil and gas exploration and production operations were significantly impacted by higher crude oil prices and, to a lesser extent, higher natural gas volumes and domestic natural gas prices. In addition, as a result of the company's cost reduction program, com-bined operating, exploration, and SG&A expenses before tax were more than $500 million lower, compared to 1998.
  In 1999, special items included a net charge of $190 million after tax, pri-marily for the loss on the disposition of a portion of ARCO's interest in the Rhourde El Baguel field in Algeria and for the anticipated loss on the sale of office space in Plano, Texas. Charges for impairment in 1999 were insignifi-cant.
  During 1999, ARCO's total production grew to 1,019,600 barrels of oil equiv-alent per day (BOEPD), primarily due to increased international production, which grew to 345,500 BOEPD.

Average Petroleum Liquids Sales Prices

per barrel          1999    1998    1997
----------------------------------------
U.S., including
 Vastar          $ 12.83 $  9.43 $ 15.63
International
 composite       $ 14.39 $ 11.07 $ 18.20
Venezuela        $  7.42 $  4.05 $     -
                 -----------------------

ARCO's 1998 exploration and production operating results were significantly impacted by lower crude oil prices and, to a lesser extent, higher exploration expenses. The impact of lower natural gas prices was essentially offset by in-creased natural gas production. The former Union Texas Petroleum Holdings, Inc. (UTP)

                         Results of Segment Operations

properties obtained through the purchase of UTP at the end of the second quar-ter of 1998 contributed to a 4% increase in production volumes for the year. The added revenues from that production were more than offset by the deprecia-tion, depletion, and amortization (DD&A), which included the allocated pur-chase price, and the operating costs associated with those properties.
  In 1998, special items included after-tax charges of $925 million for the impairment of oil and gas properties, including $507 million related to former UTP properties. See page 32 of the "Results of Consolidated Operations" for a further discussion of the 1998 impairment. Special items also included after-tax charges of $107 million primarily for employee termination costs associ-ated with restructuring. These charges were partially offset by tax-related benefits of approximately $30 million.

Petroleum Liquids Production

Barrels/day -
 net                   1999       1998       1997
-------------------------------------------------
Prudhoe Bay        158,700    175,300    198,500
Kuparuk River      110,800    123,000    128,200
Greater Point
 McIntyre           30,800     41,500     50,200
Other Alaska        18,800      6,900        300
Vastar              60,000     50,100     50,700
Other Lower 48      85,200    130,800    130,000
International      159,100    130,400     82,600
              -----------------------------------
Total              623,400    658,000    640,500
              -----------------------------------


The 1999 decrease in U.S. petroleum liquids production primarily resulted from natural field declines in Alaska and the absence of production from California heavy crude oil properties (other Lower 48) that produced approximately 32,000 barrels per day (BPD) in 1998. The California properties were exchanged in Oc-tober 1998 for Gulf of Mexico exploration acreage and properties producing both crude oil and natural gas that were ultimately sold to Vastar. The lower Alaska petroleum liquids production primarily reflected natural field decline at the Prudhoe Bay, Kuparuk River and Greater Point McIntyre fields partially offset by increases in satellite field production.
  The increased international petroleum liquids production primarily reflected the impact of a full year of production contributed by former UTP properties in 1999 versus only six months of production in 1998.
  In 1998, increased petroleum liquids production primarily reflected 36,700 BPD contributed by the former UTP properties, partially offset by natural field decline in Alaskan fields.
  ARCO has begun development of the Alpine field and other satellite discover-ies which will help stabilize production in Alaska after 1999.

Natural Gas Production

Million cubic
feet/day - net                1999       1998       1997
--------------------------------------------------------
U.S., including Vastar      1,259      1,175      1,066
                ----------------------------------------
International
 United Kingdom               451        369        368
 Indonesia                    247        293        314
 Indonesia LNG                251         98          -
 China                        114        133        142
 Other                         56         36         20
                ----------------------------------------
Total International         1,119        929        844
                ----------------------------------------

In 1999, the growth in international natural gas production reflected the im-pact of a full year of production contributed by former UTP properties in 1999 versus only six months of production in 1998, along with increased production from the United Kingdom North Sea. The growth was partially offset by a de-crease in Indonesian natural gas production as a result of the impact of higher natural gas prices on production sharing contracts. The increase in U.S. natural gas production primarily resulted from Vastar's 9% growth in pro-duction. Vastar's increased production reflected the production from the Gulf of Mexico properties transferred to Vastar late in 1998, and production in-creases achieved from new field startups and operational improvements at West Cameron 645, Mississippi Canyon 148, the San Juan Basin and other fields.

Average Natural Gas Sales Prices

per thousand cubic feet         1999  1998  1997
------------------------------------------------
U.S., including Vastar         $1.99 $1.82 $2.04
International (excluding LNG)  $2.24 $2.54 $2.64
Indonesian LNG                 $3.29 $2.49 $   -

                         Results of Segment Operations

  The 1998 growth in international natural gas production primarily reflected 167 million cubic feet per day (MMCFD) contributed from former UTP properties, partially offset by declines of approximately 80 MMCFD associated with ARCO's other properties, including a 53 MMCFD decline from Indonesia. In 1998, Indonesian volumes fell due to the severe effect of the Asian financial crisis on Indonesia's economy.

Refining & Marketing

Millions            1999    1998    1997
----------------------------------------
Net income       $   593 $   281 $   325
Special items
 charge                3       -      38
                 -----------------------
Operating
 results         $   596 $   281 $   363
                 -----------------------

Improved operating results in 1999, compared to 1998, primarily resulted from higher light product margins. The effect of West Coast refinery outages in the second quarter of 1999 impacted supply in the second and third quarters re-sulting in higher product realizations. The higher product sales prices were partially offset by higher crude oil costs. Gasoline sales volumes increased 2% at existing ARCO retail outlets.
  In 1998, light product margins were lower resulting in reduced operating re-sults. Jet fuel imports from Asia into the West Coast marketing area led to changes in product mix for refineries on the West Coast. This change increased the supply of gasoline and diesel, causing margins to decline as gasoline and diesel prices fell more than crude oil prices during the year.
  The 1999 and 1998 net income included a benefit of approximately $44 million and $17 million after tax, respectively, associated with the amortization of the deferred pre-tax gain on the sale of ARCO's chemical interest. See "Gain on Disposition of Discontinued Operations" on page 28.
  In 1998, a special items charge of $13 million for personnel reductions as-sociated with ARCO's cost reduction programs was offset by favorable legal settlements. The 1997 special items charge primarily related to personnel re-ductions associated with cost reduction programs.

Petroleum Products Sales

Thousand barrels/day   1999      1998  1997
-------------------------------------------
Gasoline              314.5     308.7 281.9
Jet                   102.3     102.8 117.3
Distillate             82.9      80.6  76.6
Other                  71.0      72.7  68.0
                     ----------------------
Total                 570.7     564.8 543.8
                     ----------------------

ARCO has had steady growth in petroleum product sales volumes over the past three years. In order to support this growth, refined products were purchased from third parties to supplement ARCO's refinery production in 1999 and 1998. Margins on the sale of purchased products are lower than on products produced. The decreased jet fuel sales in 1999 and 1998, compared to 1997, reflected a change in the production mix and turnarounds at ARCO's Cherry Point Refinery in both 1999 and 1998.

Other Operations

Millions           1999     1998     1997
-----------------------------------------
Net income       $   87  $   111  $    82
Special items
 (benefit)
 charge              (6)      (8)       7
                 ------------------------
Operating
 results         $   81  $   103  $    89
                 ------------------------


Results from ARCO's other operations comprise earnings from Lower 48 pipeline operations and an aluminum rolling facility. Excluding the special items, the decline in operating results in 1999 reflected decreased earnings from the pipeline operations, primarily as a result of the transfer of certain pipeline operations to the refining and marketing segment. This decline was partially offset by a $3 million increase in equity earnings from the 50% owned Seaway pipeline joint venture in the Midcontinent. The increase in 1998 earnings, compared to 1997, primarily reflected improved operating results from the Seaway pipeline joint venture.
  Operating results from the aluminum operations were relatively flat for the three years ended December 31, 1999.

                         Results of Segment Operations

  The 1999 special items included gains from asset sales. The 1998 special items included gains from pipeline asset sales, partially offset by pipeline restructuring charges. The 1997 special items included restructuring charges for Lower 48 pipeline operations.

Unallocated Items

Millions             1999      1998     1997
---------------------------------------------
Unallocated net
 income
 (expense)        $    12  $   (228) $  (177)
Interest expense     (285)     (203)    (246)
Income from
 discontinued
 operations             -       179      267
Gain on
 disposition of
 discontinued
 operations            77       928      291
Extraordinary
 loss on
 extinguishment
 of debt                -         -     (118)
                  ---------------------------
Total             $  (196) $    676  $    17
                  ---------------------------

  After-tax charges for environmental remediation and restructuring were $24 million and $8 million in 1999, compared to $143 million and $48 million, re-spectively, in 1998. This decrease, along with a reduction in corporate staff and general expenses of approximately $90 million after tax, was only par-tially offset by lower tax benefits and decreased interest income on short-term investments, resulting in unallocated net income in 1999.
  In 1998, unallocated net expense primarily included charges of $143 million after tax for future environmental remediation, charges of $48 million after tax for restructurings, corporate staff and general expenses, and interest revenue.
  In 1997, unallocated net expense primarily included charges of $179 million after tax for future environmental remediation and reclamation, charges of $11 million after tax for restructurings, tax benefits related to affiliate stock transactions, corporate staff and general expenses and interest revenue.
  The environmental charges in 1998 and 1997 related both to current opera-tions and natural resource damage liabilities in the state of Montana associ-ated with previously discontinued mining operations. In 1997, ARCO adopted a new environmental accounting standard and accrued the company's estimate of post-remediation monitoring costs.
  After-tax interest expense has declined over the last two years after taking into account the effect of certain interest credits in 1998 and 1997. In 1998, interest expense included interest on a tax refund of $94 million after tax, whereas 1997 included reversal of reserves for tax-related interest of $89 million after tax. The decrease is due primarily to higher capitalized in-terest in 1999 and 1998. The impact of increased interest capitalization more than offset the increase in combined short- and long-term debt outstanding during 1999.

Extraordinary Loss on Extinguishment of Debt
The company incurred a loss of $192 million before tax, or $118 million after tax, on early retirement of long-term debt during 1997. The early retirements resulted in a pre-tax reduction in interest expense on long-term debt of ap-proximately $100 million in 1998.

Gain on Disposition of Discontinued Operations

ARCO Chemical
In July 1998, ARCO sold its entire interest in ARCO Chemical to Lyondell Chem-ical Company (Lyondell), an unrelated third party following ARCO's 1997 dispo-sition of Lyondell stock, for cash proceeds of $4.6 billion. After deferral of $313 million of the pre-tax gain as discussed below, ARCO recorded a net af-ter-tax gain of $1.1 billion.
  In 1999, adjustments for tax benefits resulted in the recording of an addi-tional after-tax gain on disposition of $59 million.
  Previously, the company entered into a 10-year purchase agreement with ARCO Chemical providing for the delivery of fixed quantities of methyl tertiary bu-tyl ether (MTBE) at a formula-based price. At the inception of the contract, a liquid spot market for MTBE did not exist. As the spot market has developed, the formula-based prices have historically been above spot market prices. Pro-vision for loss on the contract was not necessary because ARCO Chemical was a consolidated, majority-owned subsidiary of the company. ARCO believes that, at the date of sale of ARCO Chemical to Lyondell, the pricing terms were above-market as compared to similar toll-based contracts.

                         Results of Segment Operations

  The above-market MTBE contract value was reflected in the sale price of the company's interest in ARCO Chemical. As a result, ARCO deferred $313 million of the pre-tax gain on sale of the ARCO Chemical interest. This deferral rep-resents the estimated discounted present value of the difference over the re-maining term of the contract (which terminates in 2002) between the contract price and the spot market price for MTBE. ARCO does not expect that the above-market differential will decrease over the remaining term.
  The deferral is being amortized over the remaining term of the contract on the basis of annual volume over total contracted volume. The amortization and recognition of imputed interest had a net favorable impact of approximately $44 million and $17 million after tax on earnings of the refining and market-ing segment in 1999 and 1998, respectively.

Coal
In the first quarter of 1999, ARCO sold its interests in two Australian coal mines. ARCO sold its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture. In 1998, ARCO recorded a $92 mil-lion provision for the estimated loss on the disposal of the U.S. and Austra-lian coal assets. In 1999, upon the sale of the interests in the Australian mines the provision was reduced resulting in an after-tax gain of $22 million.
  In June 1998, for cash consideration of approximately $1.1 billion, ARCO disposed of its U.S. coal operations in a transaction with Arch Coal (Arch). Operations disposed of included the Black Thunder and Coal Creek mines in Wyo-ming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. The Colorado and Utah mines were sold outright. ARCO contributed its Wy-oming coal operations and Arch transferred various of its coal operations into a new joint venture that is 99% owned by Arch and 1% owned by ARCO.

UTP Petrochemical
At the time of the UTP acquisition, ARCO determined the UTP petrochemical op-erations would be divested as soon as possible. Accordingly, in 1998, $33 mil-lion after tax was accrued as the estimated loss on disposal of the petrochem-ical assets. In March 1999, ARCO sold the UTP petrochemical business and re-corded an additional loss of $4 million.

Lyondell
In September 1997, all of ARCO's 9% Exchangeable Notes due September 15, 1997, with an outstanding principal amount of $988 million, were redeemed with Lyondell common stock owned by ARCO. ARCO then sold its remaining Lyondell shares in a privately negotiated transaction. ARCO realized an aggregate pre-tax gain of $633 million, or $291 million after tax, on the two transactions.

Income From Discontinued Operations

Net income -
 millions              1999       1998       1997
-------------------------------------------------
ARCO Chemical        $   -    $   170     $   92
Coal operations          -          9         56
Lyondell                 -          -        119
UTP
 petrochemical
 operations              -          -          -
                ---------------------------------
Total                $   -    $   179    $   267
                ---------------------------------

See Note 4 of Notes to Consolidated Financial Statements regarding discontin-ued operations, beginning on page 47.

                        Consolidated Statement of Income

Millions, except per share
amounts                                    1999           1998            1997
------------------------------------------------------------------------------
REVENUES
Sales and other operating
 revenues                              $ 12,501       $ 10,303        $ 14,340
Other revenues                              554            506             417
                                      ----------------------------------------
Total revenues                           13,055         10,809          14,757
                                      ----------------------------------------
EXPENSES
Trade purchases                           4,893          3,959           6,405
Operating expenses                        2,386          2,794           2,714
Selling, general and
 administrative expenses                    607            713             756
Exploration expenses (including
 undeveloped leasehold
 amortization)                              386            629             508
Depreciation, depletion and
 amortization                             1,785          1,535           1,446
Impairment of oil and gas
 properties                                  14          1,447               -
Taxes other than income taxes               475            506             640
Interest                                    398            259             343
Loss on disposition of Algeria
 assets                                     175              -               -
Restructuring costs                          20            249              67
                                      ----------------------------------------
Total expenses                           11,139         12,091          12,879
                                      ----------------------------------------
Income (loss) from continuing
  operations before income
  taxes,
  minority interest and
  extraordinary item                      1,916         (1,282)          1,878
Provision (benefit) for taxes
 on income                                  533           (651)            504
Minority interest in earnings
 of subsidiaries                             38             24              43
                                      ----------------------------------------
Income (loss) from continuing
 operations before
 extraordinary item                       1,345           (655)          1,331
Income from discontinued
  operations, net of income
  taxes of $113 (1998) and
  $74 (1997)                                  -            179             267
Gain on disposition of
  discontinued operations, net
  of income taxes of $58
  (1999), $1,620 (1998) and
  $342 (1997)                                77            928             291
                                      ----------------------------------------
Income before extraordinary
 item                                     1,422            452           1,889
Extraordinary loss on
 extinguishment of debt, net of
 income taxes of $74                          -              -             118
                                      ----------------------------------------
Net income                             $  1,422       $    452        $  1,771
                                      ----------------------------------------
Earnings per share:
 Continuing operations
  Basic                                $   4.17      $   (2.05)       $   4.14
  Diluted                              $   4.09      $   (2.05)       $   4.07
 Net income
  Basic                                $   4.41       $   1.40        $   5.51
  Diluted                              $   4.33       $   1.40        $   5.41
Weighted average equivalent
 shares outstanding:
 Basic                                    322.3          321.0           321.2
 Diluted                                  328.8          321.0           327.4

See Notes on pages 43 through 61.

                      Results of Consolidated Operations

Income from Continuing Operations

The improvement in ARCO's income from continuing operations in 1999 primarily reflected higher crude oil prices, increased refined products margins, lower operating, exploration and SG&A expenses and higher natural gas volumes.
  ARCO's 1998 operating results were down primarily because of lower crude oil prices along with higher exploration expenses. The lower crude oil prices re-duced operating income by nearly $800 million.

Earnings from Consolidated Operations

  Millions                       1999        1998        1997
 ------------------------------------------------------------
  Income (loss)
   from
   continuing operations    $  1,345    $   (655)   $  1,331
  Special items
   charge
   (benefit)                     181       1,055          (2)
                         ------------------------------------
  Operating
   results                  $  1,526    $    400    $  1,329
                         ------------------------------------

  Special items
   after tax
  Millions                       1999        1998        1997
 ------------------------------------------------------------
  Loss on
   disposition of
   Algeria assets           $    161    $      -    $      -
  Impairment of
   oil and gas properties          9         925           -
  Tax-related
   benefits                      (33)       (153)       (248)
  Environmental charges           27         145         184
  Restructuring charges           13         172          40
  Other, net                       4         (34)         22
                         ------------------------------------
  Total charge (benefit)    $    181    $  1,055    $     (2)
                         ------------------------------------

Revenues

In 1999, the increase in exploration and production sales revenues resulted from higher petroleum liquids prices and natural gas production volumes, par-tially offset by lower petroleum liquids volumes.
  The decline in exploration and production revenues in 1998 resulted primar-ily from lower petroleum liquids prices and natural gas marketing activity. Effective September 1997, Vastar contributed certain of its natural gas mar-keting operations to a joint venture with Southern Energy, Inc. The joint ven-ture is accounted for on the equity method. As a result of the transfer of those operations, the natural gas marketing sales and purchases volumes for 1999 and 1998 were significantly lower compared to 1997.

Sales and Other Operating Revenues

  Millions             1999        1998        1997
 --------------------------------------------------
  Exploration &
   production       $ 7,022   $  5,936    $  9,550
  Refining &
   marketing          7,000      5,484       6,856
  Other operations       56        170         193
  Intersegment
   eliminations      (1,577)    (1,287)     (2,259)
                -----------------------------------
  Total             $12,501   $ 10,303    $ 14,340
                -----------------------------------

In 1999, refining and marketing revenue primarily increased as a result of higher refined products prices.
  The decline in refining and marketing sales revenues in 1998 resulted from lower refined products prices, only partially offset by increased gasoline sales volumes.

Other Revenues
In 1999, higher other revenues, compared to 1998, reflected one-time legal settlements and increased interest and rental income.
  In 1998, other revenues increased primarily as a result of improved equity earnings from ARCO's pipeline operations and gains from pipeline asset sales.

Expenses
Trade purchases for 1999 were higher primarily as a result of increased pur-chases of finished and unfinished refined product from third parties and higher crude oil prices associated with crude oil marketing activity.
  In 1998, trade purchases, compared to 1997, were lower primarily as a result of lower crude oil prices and the transfer of Vastar's natural gas marketing operations to the Vastar-Southern Energy, Inc. joint venture.
  Operating expenses declined in 1999 as a result of a decrease in exploration and production operating costs of approximately $190 million before tax, com-pared to 1998. This decline was due to the 1998 exchange of higher cost Cali-fornia heavy crude oil properties for Gulf of Mexico crude oil and natural gas properties, as well as the impact of the company's cost reduction program. In addition, charges for future remediation and reclamation were $57 million in 1999, compared to $234 million in 1998. The 1998 charges related to both cur-rent operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations.

                      Results of Consolidated Operations

  In 1998, operating expenses increased because of added expenses from UTP and a $91 million provision associated with the exchange of California heavy crude oil properties. Charges for future environmental remediation and reclamation declined to $234 million before tax. In 1998, natural gas marketing delivery charges declined following the transfer of operations to the Vastar-Southern Energy, Inc. joint venture.
  In 1997, operating expenses included charges of $300 million before tax for future environmental remediation and reclamation as well as costs associated with increased production from Rhourde El Baguel in Algeria and other new field production.
  The environmental charges in 1998 and 1997 related both to current opera-tions and to natural resource damage liabilities in the state of Montana asso-ciated with previously discontinued mining operations. In 1997, these charges also related to the adoption of a new environmental accounting standard.
  In 1999, SG&A expense declined primarily as a result of lower personnel costs and a favorable adjustment to self-insurance reserves for estimated claims incurred but not yet reported.
  DD&A expense in 1999, compared to 1998, was higher as a result of a full year of DD&A associated with the former UTP operations, which became a part of ARCO's operations in the third quarter of 1998. In addition, DD&A expense also increased as a result of increased natural gas production and higher average depletive writeoff rates associated with Vastar's operations.
  The higher DD&A expense in 1998 reflected the inclusion of the DD&A of for-mer UTP operations in the third and fourth quarters of 1998.
  Each year ARCO performs an impairment review of its oil and gas properties. The 1999 impairment review resulted in insignificant charges related to a few isolated properties. ARCO used a benchmark price of $25.60/bbl in preparing its December 31, 1999 Supplemental Oil and Gas Information.
  In the fourth quarter of 1998, after a year-long decline in crude oil pric-es, ARCO determined that part of the oil price decline that had taken place was permanent. Accordingly, ARCO revised its official crude oil price forecast used for economic decision making during the fourth quarter of 1998. This forecast was based on a West Texas Intermediate (WTI) benchmark price of $15 per barrel (bbl) in 1999, $16/bbl in 2000, and $17/bbl in 2001, with 2% esca-lation thereafter. While crude oil prices reached as low as $12/bbl in Decem-ber 1998, many oil industry expert forecasts considered crude oil prices in that range to be unusually low and inappropriate for economic decision making. ARCO used a benchmark price of $12.05/bbl in preparing its December 31, 1998 Supplemental Oil and Gas Information.
  In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, in 1998 ARCO performed an impairment review to determine whether any of ARCO's oil and gas properties were impaired based on the new crude oil price forecast. Net undiscounted cash flows before tax were calculated and compared to the net book value on a field-by-field basis. This included cash flows from proved developed, proved undeveloped and potential oil and gas reserves, which included both producing and non-producing reserves. The potential reserves were calculated on a risk-weighted basis to include the uncertainties associ-ated with field size, reservoir performance, technological development and commercial risk. Where appropriate, contracted prices were used but did not materially impact the result. For those fields where the net book value ex-ceeded the net undiscounted cash flows before tax, the discounted future cash flows before tax were calculated using a 10% discount rate factor. This re-sulted in a pre-tax impairment charge of $1.4 billion in 1998. ARCO also tested a downside case using WTI benchmark crude oil prices of $1/bbl lower than each year of its official forecast. ARCO believes that prices below $14/bbl are not sustainable and like most commodities will cycle around their historical midpoints. The impaired properties included former UTP properties in Pakistan, Venezuela and the U.K. North Sea, as well as other ARCO proper-ties in California, the U.K. North Sea, North Africa and the Middle East.

                      Results of Consolidated Operations

  Significant downward revisions of these oil and gas reserves could result in material impairment provisions in future years if crude oil prices permanently decline below the price forecast used in determining the 1998 impairment. Ac-counting rules do not permit the reversal of prior impairments if oil prices rise.
  The lower exploration expense in 1999 reflected a decline in geological and geophysical and dry-hole expense in ARCO's international exploration opera-tions and a decline in Vastar's dry-hole expense.
  In 1998, ARCO's international exploration operations incurred increased geo-logical and geophysical expense and dry-hole costs. Vastar had higher explora-tion expenses of $35 million in 1998 primarily resulting from increased dry-hole expense associated with deepwater drilling activity.
  In 1999, taxes other than income taxes declined as lower production volumes on which certain production taxes are based more than offset the increase in crude oil prices.
  Taxes other than income taxes decreased in 1998 primarily as the result of the impact of lower crude oil prices and, to a lesser extent, lower volumes on U.S. production taxes.
  The 1999 interest expense was slightly lower, compared to 1998, after ad-justing the 1998 interest expense for interest on a tax refund. The decline resulted from the impact of increased interest capitalization more than off-setting the increase in combined short and long-term debt outstanding during 1999.
  The decrease in interest expense in 1998 primarily reflected increased capi-talized interest compared to 1997.
  In 1998, $229 million of the restructuring charges related to costs of elim-inating approximately 1,200 positions specifically identified as of December 31, 1998. The $20 million of restructuring charges in 1999 relates to an ad-justment of the 1998 accrual, primarily due to the elimination of additional positions. The entire 1997 charge was for personnel-related costs. See Note 7 of Notes to Consolidated Financial Statements on page 49 regarding restructur-ing costs.

Income Taxes
The company had an effective tax rate of 27.8% in 1999. An effective tax rate lower than the statutory rate primarily reflected various tax credits and other benefits, partially offset by taxes on foreign income in excess of stat-utory rate. The company had a tax benefit in 1998 reflecting the company's loss from continuing operations in that year.

                           Consolidated Balance Sheet

Millions                                                        1999      1998
-------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                  $    879  $    657
 Short-term investments                                          264       260
 Accounts receivable                                           1,301     1,002
 Inventories                                                     430       475
 Prepaid expenses and other current assets                       184       317
                                                            -------------------
 Total current assets                                          3,058     2,711
                                                            -------------------
Investments and long-term receivables:
 Investments accounted for on the equity method                1,508     1,235
 Other investments and long-term receivables                   1,660       831
                                                            -------------------
 Total investments and long-term receivables                   3,168     2,066
                                                            -------------------
Net property, plant and equipment                             18,466    18,762
Net assets of discontinued operations                             67       339
Deferred charges and other assets                              1,513     1,321
                                                            -------------------
Total assets                                                $ 26,272  $ 25,199
                                                            -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                              $  1,672  $  2,403
 Accounts payable                                                830       976
 Taxes payable                                                   420       634
 Long-term debt due within one year                               11       399
 Other                                                         1,090     1,285
                                                            -------------------
 Total current liabilities                                     4,023     5,697
                                                            -------------------
Long-term debt                                                 5,698     4,332
Deferred income taxes                                          3,644     3,318
Dismantlement, restoration and reclamation                     1,154     1,058
Other deferred liabilities and credits                         2,770     2,955
Minority interest                                                297       259
                                                            -------------------
Total liabilities                                             17,586    17,619
                                                            -------------------
Stockholders' equity:
 Preference stocks                                                 1         1
 Common stock, $2.50 par value; shares issued 326,713,278
 (1999), 325,902,559 (1998)
 shares outstanding 323,048,817 (1999), 321,315,367 (1998)       817       815
 Capital in excess of par value of stock                         889       863
 Retained earnings                                             7,091     6,589
 Treasury stock                                                 (279)     (344)
 Accumulated other comprehensive income (loss)                   167      (344)
                                                            -------------------
Total stockholders' equity                                     8,686     7,580
                                                            -------------------
Total liabilities and stockholders' equity                  $ 26,272  $ 25,199
                                                            -------------------


See Notes on pages 43 through 61.

                      Consolidated Statement of Cash Flows

Millions                                              1999     1998     1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing operations        $ 1,345  $  (655) $ 1,213
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization            1,785    1,535    1,446
   Impairment of oil and gas properties                   14    1,447        -
   Dry-hole expense and undeveloped leasehold
    amortization                                         235      303      235
   Loss on Algeria asset disposal                        175        -        -
   Income from equity investments                        (56)     (78)     (19)
   Dividends from equity investments                      65       37       26
   Cash payments (greater) less than noncash
    provisions                                          (422)     184       61
   Minority interest in earnings of subsidiaries          38       24       43
   Net gain on asset sales                               (70)     (61)     (49)
   Deferred income taxes                                 264     (539)     112
   Extraordinary loss on extinguishment of debt            -        -      118
   Changes in working capital accounts                  (654)     307      183
   Other                                                  83       58        2
                                                     --------------------------
 Net cash provided by operating activities             2,802    2,562    3,371
                                                     --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to fixed assets, including dry-hole
  costs                                               (2,727)  (3,551)  (2,655)
 Net proceeds from sale of ARCO Chemical and U.S.
  coal assets                                              -    3,988        -
 Union Texas Petroleum acquisition                         -   (2,707)       -
 Proceeds from asset sales                               913      207      182
 Net cash provided (used) by short-term investments      (22)     (33)     558
 Investment in/advances to LUKARCO                      (144)     (59)    (227)
 Investments and long-term receivables                   (13)    (242)    (202)
 Other                                                    (4)     (73)       6
                                                     --------------------------
 Net cash used by investing activities                (1,997)  (2,470)  (2,338)
                                                     --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                         (1,019)    (503)  (1,558)
 Proceeds from issuance of long-term debt              1,999      536      254
 Net cash provided (used) by notes payable              (695)     912      521
 Dividends paid                                         (920)    (917)    (908)
 Treasury stock purchases                                 (2)     (32)    (256)
 Other                                                    52       50       43
                                                     --------------------------
 Net cash provided (used) by financing activities       (585)      46   (1,904)
                                                     --------------------------
 Cash flows from discontinued operations                  13       85      (16)
 Effect of exchange rate changes on cash                 (11)       -       (5)
                                                     --------------------------
 Net increase (decrease) in cash and cash
  equivalents                                            222      223     (892)
 Cash and cash equivalents at beginning of year          657      434    1,326
                                                     --------------------------
 Cash and cash equivalents at end of year            $   879  $   657  $   434
                                                     --------------------------

See Notes on pages 43 through 61.

                 Analysis of Cash Flows and Financial Condition

1999 Cash Inflows - (millions)
--------------------------------------------------------------------------------
[CHART APPEARS HERE]

                      $2,802           Operations
                      $1,999           Long-term debt issuance
                      $  913           Asset sales
                      $   65           Other

ARCO's 2000 capital spending program includes $2.6 billion for additions to fixed assets, compared to $2.7 billion in 1999. Future capital expenditures re-main subject to business conditions affecting the industry, as well as changes in environmental rules and regulations and the tax laws. They are also subject to change based on the timing and the status of the combination with BP Amoco.
  Cash and cash equivalents and short-term investments totaled $1.1 billion at year-end 1999, short-term borrowings were $1.7 billion and long-term debt due within one year was $11 million.
  Beginning in 1997 and continuing through the first quarter of 1999, the com-pany utilized increased short-term borrowing in lieu of increased long-term borrowing (other than long-term debt assumed in connection with the UTP acqui-sition in 1998). While overall short-term borrowings were lower at December 31, 1999, compared to December 31, 1998, the company remained in a working capital deficit position (currently $1.0 billion at December 31, 1999). Depending upon the revenues earned and cash received from the sale of assets during 2000, the company may increase total indebtedness during the course of the year.

2000 Budgeted Adds to Fixed Assets - (millions)
--------------------------------------------------------------------------------
                              [CHART APPEARS HERE]

                      $  850      Vastar
                      $  690      International oil & gas
                      $  475      Alaska
                      $   90      Other Lower 48
                      $  420      Refining & Marketing
                      $   30      Other

1999 Cash Outflows - (millions)
--------------------------------------------------------------------------------
[CHART APPEARS HERE]

                      $2,727     Adds to fixed assets
                      $1,019     Repayment of long-term debt
                      $  920     Dividends
                      $  695     Repayment of short-term debt
                      $  185     Other

  On January 27, 1999, ARCO filed a Form S-3 Registration Statement (S-3) for the issuance of up to $1.5 billion of debt securities as determined by market conditions. At December 31, 1999, ARCO had issued a total of $1 billion of long-term debt securities under the S-3. As of February 28, 2000, the remaining $500 million of debt securities that could be issued under the S-3 have not been issued by the company.
  At December 31, 1999, ARCO had unused committed bank credit facilities total-ing $3.0 billion.
  The company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures, dividends and debt repayments with cash generated from operations, existing cash balances, addi-tional short- and long-term borrowing, and the sale of assets.
  Effective June 13, 1997, ARCO had a 2-for-1 stock split in the form of a 100% stock dividend and a 4% increase in the quarterly dividend.
  In March 1999, Vastar issued $300 million of debt securities. During 1999, Vastar had a revolving credit facility of $1.1 billion. The effective interest rate for the debt outstanding under this facility averaged 5.9% for the year. As of December 31, 1999, no debt was outstanding under the facility.

               Market-Sensitive Instruments and Risk Management

The following discussion of the company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual re-sults could differ materially from those projected in the forward-looking statements.
  At December 31, 1999 the company held a variety of financial instruments, derivative instruments, and derivative-commodity instruments that are sensi-tive to changes in interest rates, foreign exchange rates and commodity pric-es.
  To minimize the effects of interest rate and foreign currency fluctuations, ARCO enters into the following transactions using derivatives: 1) foreign cur-rency forward, option and swap contracts; 2) interest rate swaps; and 3) fi-nancial futures contracts and over-the-counter Treasury options which are lim-ited to investment portfolio hedging, alteration of portfolio duration and changing asset mix. ARCO and its subsidiaries also engage in hedging strate-gies involving forward and futures contracts, swaps and options covering part of its natural gas and crude oil production to minimize the effects of commod-ity price fluctuations.
  The company uses simple, non-leveraged derivative instruments that are placed with major institutions whose creditworthiness is continually moni-tored. Risk management strategies are reviewed and approved by senior manage-ment before being implemented. Policy controls limit the maximum amount of positions that can be taken in any given instrument.
  In the normal course of business, the company also faces risks that are ei-ther nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk
The fair value of the company's cash and short-term investment portfolio and the fair value of notes payable at December 31, 1999, approximated carrying value. Given the short-term nature of these instruments, market risk, as mea-sured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.
  The fair value of the company's long-term debt, including current maturi-ties, was estimated to be $5.9 billion at December 31, 1999, and exceeded the carrying value by $211 million. Market risk was estimated at $227 million, representing potential increase in fair value resulting from a hypothetical 10% decrease in the company's weighted average long-term borrowing rate at De-cember 31, 1999. Interest rate risk is mitigated by the use of floating rate instruments, which comprise approximately $435 million of the company's long-term debt, and a LIBOR-based fixed-to-floating rate swap on $100 million of long-term debt.

Foreign Exchange Rate Risk
The company has bought foreign currency contracts (principally involving Euro-pean currencies) to hedge anticipated foreign currency commitments and future cash flows from overseas operations with varying maturities ranging from Janu-ary 2000 to March 2000.
  The hypothetical loss in cash flows of the combined foreign-exchange con-tract positions is estimated to be $61 million. A hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), is as-sumed. For purposes of the estimation, it was also assumed that the exercise of the foreign currency contracts and the anticipated commitments or future cash flows took place at the same time and at the hypothetical exchange rate. The foreign currency amounts for the future cash flows were translated to U.S. dollars by using the hypothetical exchange rate and the cash value of the option, multiplied by the difference between the hypothetical and strike ex-change rates to the option-contract amount.
  At December 31, 1999, approximately $580 million of short-term investments and $845 million of short-term debt were denominated in foreign currencies. Assuming a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar), the company would experience a net increase in cash flows from the short-term investments and debt of approximately $57 million.

Commodity Price Risk
From time to time, the company uses various hedging arrangements, predomi-nantly natural gas swaps and

               Market-Sensitive Instruments and Risk Management

crude oil futures and options, to manage the company's exposure to price risk from its natural gas and petroleum liquids production. These hedging arrange-ments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the company will receive for the vol-umes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the company's exposure to decreases in price associ-ated with the hedging commodity, they also limit the benefit the company might otherwise have received from any price increases associated with the hedged commodity.
  At December 31, 1999, ARCO had entered into a series of crude oil futures and options contracts and a series of forward natural gas contracts.
  Based on year-end forward prices ARCO had a net liability of $1 million on those contracts. The hypothetical incremental loss in earnings for the com-bined commodity positions at year end is estimated to be $12 million, assuming an increase in crude oil and natural gas year-end forward prices of 10%.
  In order to calculate the hypothetical loss, the relevant parameters of the commodity contracts are the type of commodity and the delivery price. The hy-pothetical loss on the commodity contracts was estimated by calculating the cash value of the contracts as the difference between the hypothetical and contract delivery prices, then multiplying it by the contract amount.

Equity Price Risk
Other investments at December 31, 1999, included marketable equity securities which are recorded at fair value of $846 million, including net unrealized gains of $376 million. Those securities have exposure to price risk. The esti-mated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is $85 million.

Environmental Matters
ARCO is subject to federal, state and local environmental laws and regulations that require the company to remove or mitigate the effect on the environment of the disposal or release of certain chemical, mineral and petroleum sub-stances at various sites. ARCO is currently participating in environmental as-sessments and cleanups at numerous sites under these laws and may in the fu-ture be involved in additional environmental assessments and cleanups.

Environmental Reserves*

Millions                 1999        1998        1997
-----------------------------------------------------
Beginning balance    $   870     $   722     $   524
Charges                   57         234         300
Payments                (241)        (86)       (102)
                -------------------------------------
Ending balance       $   686     $   870     $   722
                -------------------------------------

* Total long-term and short-term liabilities

  The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs, such as un-certainty regarding the appropriate method for remediation of various sites and regarding ARCO's ultimate share of costs, it is possible that actual costs could exceed the amount accrued by as much as $550 million. This estimate was determined by applying Monte Carlo analysis to estimated site maximums on a portfolio basis. See Note 15 of Notes to Consolidated Financial Statements be-ginning on page 53 regarding environmental matters.
  The increased payments against the environmental reserves in 1999 reflected a payment of $160 million in settlement of a majority of the State of Montana's claims in a lawsuit resulting from mining and mineral processing businesses formerly operated by Anaconda.
  In addition to the provision for environmental remediation costs, $1.2 bil-lion has been accrued for the estimated cost, net of salvage value, of disman-tling facilities as required by contract, regulation or law, and for the esti-mated costs of restoration and reclamation of land associated with such facil-ities.

                 Statements of Financial Accounting Standards
                                Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by SFAS No. 137). Earlier application of all of the provisions of SFAS No. 133 is permitted, but the provisions cannot be applied retroactively to financial statements of prior periods. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The company has not yet completed evaluating the impact of the provisions of SFAS No. 133.

           Consolidated Statement of Changes in Stockholders' Equity

                                                                                         Accumulated
                                                                                               Other
                             Common Stock  Preference    Capital in  Treasury Stock    Comprehensive  Retained
 Millions                   Shares Dollars      Stock Excess of Par  Shares  Dollars*  Income (loss)  Earnings    Total
------------------------------------------------------------------------------------------------------------------------
 Balance January 1, 1997     161.1  $  403      $   1        $  628     0.1    $   (1)        $  178   $ 6,592  $ 7,801
                  -----------------------------------------------------------------------------------------------------
 Net income                                                                                              1,771    1,771
 Other comprehensive
  income:
  Unrealized gain on
   securities                                                                                    381                381
  Foreign currency
   translation                                                                                  (185)              (185)
  Minimum pension
   liability                                                                                     (26)               (26)
                  -----------------------------------------------------------------------------------------------------
 Total comprehensive
  income                                                                                                          1,941
 Common stock dividends                                                                                   (906)    (906)
 Preference stock
  dividends                                                                                                 (2)      (2)
 100% stock dividend         161.3     403                                                                (403)       -
 Common stock issued           0.3       1                        8                                                   9
 Treasury stock purchases                                               3.5      (256)                             (256)
 Treasury stock issued                                            4    (1.3)       87                                91
 Other                                                                                                       2        2
                  -----------------------------------------------------------------------------------------------------
 Balance December 31,
  1997                       322.7  $  807      $   1        $  640     2.3    $ (170)        $  348   $ 7,054  $ 8,680
                  -----------------------------------------------------------------------------------------------------
 Net income                                                                                                452      452
 Other comprehensive
  income:
 Unrealized loss on secu-
  rities                                                                                        (681)              (681)
 Foreign currency trans-
  lation                                                                                         (18)               (18)
 Minimum pension liabil-
  ity                                                                                              7                  7
                  -----------------------------------------------------------------------------------------------------
 Total comprehensive
  income (loss)                                                                                                    (240)
 Common stock dividends                                                                                   (915)    (915)
 Preference stock
  dividends                                                                                                 (2)      (2)
 Common stock issued           3.2       8                      226                                                 234
 Treasury stock purchases                                               3.2      (249)                             (249)
 Treasury stock issued                                           (3)   (0.9)       75                                72
                  -----------------------------------------------------------------------------------------------------
 Balance December 31,
  1998                       325.9  $  815      $   1        $  863     4.6    $ (344)        $ (344)  $ 6,589  $ 7,580
                  -----------------------------------------------------------------------------------------------------
 Net income                                                                                              1,422    1,422
 Other comprehensive
  income:
 Unrealized gain on secu-
  rities                                                                                         303                303
 Foreign currency trans-
  lation                                                                                         192                192
 Minimum pension liabil-
  ity                                                                                             16                 16
                  -----------------------------------------------------------------------------------------------------
 Total comprehensive
  income                                                                                                          1,933
 Common stock dividends                                                                                   (918)    (918)
 Preference stock
  dividends                                                                                                 (2)      (2)
 Common stock issued           0.8       2                       21                                                  23
 Treasury stock purchases                                                 -        (2)                               (2)
 Treasury stock issued                                            5    (0.9)       67                                72
                  -----------------------------------------------------------------------------------------------------
 Balance December 31,
  1999                       326.7  $  817      $   1        $  889     3.7     $(279)        $  167   $ 7,091  $ 8,686
                  -----------------------------------------------------------------------------------------------------


*At cost
See Notes on pages 43 through 61.

                  Safe Harbor for Forward-Looking Statements*

ARCO's management from time to time may make forward-looking statements to in-form existing and potential security holders regarding various matters. Such statements are generally accompanied by words such as estimate, project, pre-dict or expect, that convey the uncertainty of future events or outcomes. These statements may include projections and estimates concerning the timing and success of specific projects, the size and timing of cost reductions, the level of future income, production volumes, size of hydrocarbon resources, ability to replace reserves and levels of capital spending. Actual results could differ materially based on numerous factors, including those described below. Unless otherwise noted in the statements, ARCO does not intend to up-date any forward-looking statements.

Likelihood of BP Amoco Combination
The closing of the combination with BP Amoco is subject to the outcome of the pending litigation brought by the FTC. See page 1 for a detailed discussion of the legal proceedings.

Price Volatility, Political, Economic and Regulatory Instability
Volatility in prices and margins affects all of the company's businesses. Vol-atility is caused by a number of factors, including changes in market supply and demand balances and fluctuations in political, regulatory and economic climates throughout the world.
  The ability to operate ARCO's businesses is dependent on the politics and regulations in the U.S. and in the particular geographic regions where the company operates. The ability to negotiate and implement specific projects in a timely and favorable manner may be impacted by political considerations un-related to or beyond the control of the company.

Level of Oil and Gas Prices
ARCO's management makes assumptions about the future prices of oil and gas for various planning, budgetary and accounting disclosure purposes. Management ex-pects that these assumptions will change over time and actual prices in the future may differ from these estimates. Any substantial or extended decline in actual prices could have a material adverse effect on ARCO's financial posi-tion and results of operations, on the quantities of crude oil and natural gas reserves that economically may be produced and on the quantity of proved re-serves that may be attributed to our properties.

Production Rates and Reserve Replacement
Projecting future rates of oil and gas production is inherently imprecise. Production rates of oil and gas reservoirs generally decline. Future produc-tion rates can be affected by price volatility and the company's ability to replace depleting reserves. There can be no assurances: (a) as to the level or timing of success, if any that the company will have in acquiring or finding and developing economically recoverable reserves; (b) that estimates of proved reserves will not be revised in the future; or (c) that the actual quantities of oil and gas ultimately recovered will not differ from the reserve esti-mates.

Refining & Marketing
Overall profitability of the company's refining and marketing operations de-pends heavily on the margin between the price of crude oil and/or purchased products and the sales price of products produced and/or purchased. Volumes produced and margins historically have been volatile and are impacted by mar-ket demand, regulatory changes (particularly environmental regulations regard-ing gasoline), the price of crude oil, and the ability of regional refiners and the company to provide a sufficient supply of refined products.

Operating Hazards
Operations are subject to various hazards common to the industry, including explosions, fires, uncontrollable spills, and damage from severe weather con-ditions.

* The company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act and Section 21B of the Exchange Act and is including this statement in order to do so.

                         Impact of the Year 2000 Issue

The Year 2000 issue (Y2K) arose from computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, re-sulting in system failures or miscalculations that could cause operational disruptions. The company's planning for possible Y2K disruptions was success-ful, as no major problems occurred. The few incidents that did occur during the actual transition from 1999 to 2000 were quickly analyzed, resolved, and/or contingency plans implemented and had only minimal business impacts.
  ARCO addressed its Y2K efforts in four phases: (1) inventory of Y2K items;
(2) assessment of criticality of these items and prioritization of remediation efforts; (3) evaluation of various remediation strategies; and (4) the remediation and testing of modifications or new software.

                     Percent  Total expended
                 complete at         through
                    December    December 31,
Areas addressed     31, 1999 1999 (millions)
--------------------------------------------
Computing
 integrity              100%          $   14
Asset integrity         100%              12
Commercial
 integrity              100%               4
                       ---------------------
Total costs                           $   30
                                ------------

The total expended does not include ARCO's potential share of Y2K costs that may have been incurred by partnerships and joint ventures in which the company participates but is not the operator.

                  Notes to Consolidated Financial Statements

Note 1 Accounting Policies

ARCO's accounting policies conform to accounting principles generally accepted in the United States, including the "successful efforts" method of accounting for oil and gas producing activities. Unless otherwise stated, the Notes to Consolidated Financial Statements exclude discontinued operations.

Principles of Consolidation
The consolidated financial statements include the accounts of all subsidiar-ies, ventures and partnerships in which a controlling interest is held, in-cluding Vastar Resources, Inc., of which ARCO owned 81.9% of the outstanding shares at December 31, 1999. ARCO also consolidates its interests in undivided interest pipeline companies and in oil and gas joint ventures. ARCO uses the equity method of accounting for companies where its effective ownership is be-tween 20% and 50% and for other ventures and partnerships in which a control-ling interest is not held.

Revenue Recognition
Revenues are generally recognized upon the passage of title, net of royalties, if applicable.

Cash Equivalents
Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securi-ties, maturing within three months of purchase. Cash equivalents are stated at cost, which approximates fair value.

Oil and Gas Unproved Property Costs
Unproved property costs are initially capitalized. Significant unproved prop-erties are not amortized but are periodically assessed for impairment. Other unproved properties are amortized on a composite basis, considering past suc-cess experience and average property life. In general, costs of properties surrendered or otherwise disposed of are charged to accumulated amortization. Costs of successful properties are transferred to developed properties. Ex-ploratory wells that find oil and gas reserves which cannot be classified as proved within one year of discovery and do not continue to qualify as capital-ized costs are charged to expense as dry-hole costs.

Fixed Assets
Fixed assets are recorded at cost and are written off on either the unit-of-production or straight-line method based on the expected lives of individual assets or groups of assets.
  Upon disposal of assets depreciated on an individual basis, residual cost less salvage value is included in current income. Upon disposal of assets de-preciated on a group basis, unless unusual in nature or amount, residual cost less salvage value is charged against accumulated depreciation.

Impairment of Long-lived Assets
Long-lived assets are assessed for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", whenever changes in economic or operating conditions indicate the carry-ing amount may not be recoverable. If undiscounted future cash flows are less than the carrying amount, an impairment loss is recognized to the extent the carrying amount exceeds future discounted cash flows. For proved oil and gas properties, the assessment is performed on an individual field basis and is based on the company's price forecast used for economic decision making.

Dismantlement, Restoration and Reclamation Costs
The estimated costs, net of salvage value, of dismantling facilities or pro-jects with limited lives or that are required to be dismantled by contract, regulation or law, and the estimated costs of restoration and reclamation as-sociated with oil and gas operations are accrued during production and classi-fied as a long-term liability. Such costs are taken into account in determin-ing depreciation, depletion and amortization.

Environmental Remediation
Environmental remediation costs are accrued as operating expenses based on the estimated timing and extent of remedial actions required by applicable govern-mental authorities and the amount of ARCO's liability in consideration of the liability and financial wherewithal of other responsible parties. Estimated liabilities are not discounted to present value.

                  Notes to Consolidated Financial Statements

Stock-based Compensation
Employee stock options are accounted for under the intrinsic value method pre-scribed by Accounting Principles Board Opinion (APB) No. 25.

Earnings per Share
Basic earnings per share is based on the average number of common shares out-standing during each period. Diluted earnings per share includes as outstand-ing certain contingently issuable shares, primarily stock options and convert-ible preference stock. All earnings per share have been restated to give ef-fect to the 100% stock dividend effective June 13, 1997.

Use of Estimates
The preparation of financial statements in conformity with accounting princi-ples generally accepted in the United States requires management to make esti-mates and assumptions that affect the reported amounts of assets and liabili-ties and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Instruments
The company uses a variety of derivative instruments, both financial and com-modity based, to minimize the market risks of commodity price, interest rate and foreign currency fluctuations. The company does not hold or issue deriva-tive instruments for trading purposes and is not a party to leveraged instru-ments. All derivative instruments are off-balance sheet instruments; however, net receivable or payable positions related to derivative instruments are car-ried on the balance sheet. The nature of the transaction underlying a risk management strategy, primarily whether or not the instrument qualifies as a hedge, determines which accounting method is used.
  In order to qualify for hedge accounting, the derivative instrument must be designated and effective as a hedge.
  Deferral accounting is used for the following types of transactions (if the instrument qualifies as a hedge): future crude oil and natural gas production; fixed-price crude oil and natural gas purchase and sale commitments; U.S. dol-lar-denominated debt issued by a foreign subsidiary; debt denominated in a foreign currency; and anticipated foreign currency commitments. Under this method, deferred gains and losses are included in other assets or accrued lia-bilities until the designated underlying item is recognized in income. Recog-nized gains and losses are recorded in sales and other operating revenues, other revenues or trade purchases depending on the underlying item associated with the derivative. Instruments typically used in these transactions are crude oil and natural gas swap and price collar contracts and some foreign currency swap, forward and option contracts.
  The accrual method of accounting is used for interest rate swap agreements entered into by the company which convert the interest rate on fixed-rate debt to a variable rate. Under the accrual method, each net payment or receipt due or owed under the derivative is recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agree-ments are recognized as an adjustment to interest expense. The related amounts payable to/receivable from the counterparties are included in other accrued liabilities.
  The fair value method of accounting is used for any derivative instrument that does not qualify as a hedge. The fair value method, whereby gains and losses associated with changes in fair value of a derivative instrument are recognized currently in income or in accumulated other comprehensive income, is used for the following derivative instruments: foreign currency forward and option contracts associated with anticipated future cash flows related to overseas operations, and foreign currency swap contracts associated with for-eign-denominated intercompany debt with maturities exceeding one year. Pres-ently, changes in fair value of all transactions accounted for under this method are recognized currently in income and reported as other revenues.
  Under all methods of accounting, the cash flows related to any recognized gains or losses associated with derivative instruments are reported as cash flows from operations.

                  Notes to Consolidated Financial Statements

  If a derivative instrument designated as a hedge is terminated prior to ex-pected maturity, gains or losses are deferred and included in income when the underlying hedged item is recognized in income.
  When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, gains or losses are recognized as part of the gain or loss on sale or settlement of the underlying item. When a deriva-tive instrument is associated with an anticipated transaction that is no longer expected to occur, the gain or loss on the derivative is recognized im-mediately in income.

Reclassifications
Certain previously reported amounts have been restated to conform to classifi-cations adopted in 1999.

Note 2 Segment Information
Segment information has been prepared in accordance with SFAS No. 131, "Dis-closure about Segments of an Enterprise and Related Information." ARCO has two reportable segments: exploration and production (E&P) and refining and market-ing (R&M). The segments were determined based upon types of products produced/sold by each segment. Segment performance is evaluated based upon net income, excluding interest expense.
  The E&P segment is an aggregation of several business units engaged in one or more of the following: the worldwide exploration, development and produc-tion of petroleum liquids (crude oil, condensate and natural gas liquids) and natural gas; the purchase and sale of petroleum liquids and natural gas; and the transportation via pipeline of petroleum liquids within the State of Alas-ka. The company's investments in the LUKARCO joint venture and LUKOIL common stock are included in the E&P segment as well.
  The R&M segment comprises the refining of crude oil, primarily from the North Slope of Alaska; the marketing of petroleum products, primarily in the West Coast region of the U.S.; and the transportation of petroleum liquids and petroleum products via ocean-going tankers, primarily between Alaska and the West Coast. The company's equity investment in Zhenhai Refining and Chemical Company is included in the R&M segment as well.
  Revenue from other operating segments is attributable to the pipeline trans-portation and storage of petroleum liquids and petroleum products in the 48 contiguous United States.
  Intersegment sales were made at prices approximating current market value.

                   Notes to Consolidated Financial Statements

Segment Information

                                                 1999
                         -------------------------------------------------------------
                          Exploration  Refining &             Unallocated
Millions                 & Production   Marketing  All Other        Items      Totals
--------------------------------------------------------------------------------------
Sales and other
 operating revenue:
 U.S.                          $5,045      $6,941     $   46       $    -     $12,032
 International                  1,977          59          -           10       2,046
Intersegment revenues          (1,563)          -         (4)         (10)     (1,577)
                         -------------------------------------------------------------
Total                           5,459       7,000         42            -      12,501
Income from equity
 affiliates                        20           -         36            -          56
Interest revenue                   30          25          -           71         126
Interest expense                    -           -          -          398         398
Depreciation, depletion
 and amortization               1,501         268          9            7       1,785
Income tax expense
 (benefit)                        366         334         52         (219)        533
Net income (loss)                 938         593         87         (196)(a)   1,422
Investment in equity
 affiliates                       972         190        342            4       1,508
Property, plant and
 equipment (net):
 U.S.                           7,735       3,225        170          101      11,231
 International                  7,212          23          -            -       7,235
Additions to fixed
 assets                         2,225         481          5           16       2,727
Segment assets                 18,752       4,695        916        1,909(b)   26,272
                                                 1998
--------------------------------------------------------------------------------------
Sales and other
 operating revenue:
 U.S.                         $ 4,374      $5,457     $  156       $    -     $ 9,987
 International                  1,562          27          -           14       1,603
Intersegment revenues          (1,179)        (14)       (80)         (14)     (1,287)
                         -------------------------------------------------------------
Total                           4,757       5,470         76            -      10,303
Income from equity
 affiliates                        25          19         34            -          78
Interest revenue                   18           5          -           96         119
Interest expense                    -           -          -          259         259
Depreciation, depletion
 and amortization               1,239         252         18           26       1,535
Income tax expense
 (benefit)                       (563)        145         65         (298)       (651)
Net income (loss)                (616)        281        111          676(a)      452
Investment in equity
 affiliates                       661         219        344           11       1,235
Property, plant and
 equipment (net):
 U.S.                           7,420       2,939        432          132      10,923
 International                  7,824          15          -            -       7,839
Additions to fixed
 assets                         3,020         488         38            5       3,551
Segment assets                 18,203       3,826      1,119        2,051(b)   25,199
                                                 1997
--------------------------------------------------------------------------------------
Sales and other
 operating revenue:
 U.S.                         $ 7,920      $6,853     $  177       $    1     $14,951
 International                  1,630           3          -           15       1,648
Intersegment revenues          (2,164)         (3)       (77)         (15)     (2,259)
                         -------------------------------------------------------------
Total                           7,386       6,853        100            1      14,340
Income from equity
 affiliates                         5           8          6            -          19
Interest revenue                   12           3          -           99         114
Interest expense                    -           -          -          343         343
Depreciation, depletion
 and amortization               1,184         226         15           21       1,446
Income tax expense
 (benefit)                        653         161         47         (357)        504
Net income                      1,347         325         82           17(a)    1,771
Investment in equity
 affiliates                       336          98        329            -         763
Property, plant and
 equipment (net):
 U.S.                           6,734       2,714        470          146      10,064
 International                  3,496           -          -            -       3,496
Additions to fixed
 assets                         2,276         330         46            3       2,655
Segment assets                 13,269       3,564      1,149        4,443(b)   22,425

(a) Includes: income from discontinued operations of $179 and $267 in 1998 and 1997, respectively; gain on disposition of discontinued operations of $77, $928 and $291 in 1999, 1998 and 1997, respectively; and extraordinary loss of $118 in 1997.
(b) Includes assets of discontinued operations of $67 (1999), $339
    (1998) and $2,777 (1997).

                  Notes to Consolidated Financial Statements

Note 3 Acquisition of
Union Texas Petroleum Holdings, Inc.

In June 1998, ARCO completed its tender offer for all outstanding common shares of Union Texas Petroleum Holdings, Inc. (UTP) for approximately $2.5 billion, or $29 per share in cash. ARCO also purchased in a tender offer 1,649,500 shares of UTP's 7.14% Series A Cumulative Preferred Stock for ap-proximately $200 million, or $122 per share in cash. UTP was a U.S.-based, non-integrated oil and gas company with substantially all of its oil and gas producing operations conducted outside of the U.S. in the United Kingdom sec-tor of the North Sea, Indonesia, Venezuela and Pakistan.
  The acquisition was accounted for as a purchase. The results of operations of UTP are included in the consolidated financial statements of ARCO as of July 1, 1998. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed and there are no contingencies or other matters that could affect the allocation of the purchase cost.
  The liabilities assumed included employee termination costs of $78 million. The group of employees terminated included U.S. citizens employed in exploration and production operations and corporate headquarters personnel. In the third quarter of 1999 ARCO recorded an additional $8 million provision for termination of UTP employees to reflect an increase in the estimated costs. At December 31, 1999, ARCO had terminated 353 of the 357 employees to be terminated and had paid out $82 million of the $86 million provided for severance payments.
  Liabilities assumed also included other costs associated with the merging of UTP's businesses into ARCO's operations, such as lease and other contract cancellation costs, totalling $18 million, of which $7 million were non-cash charges. Approximately half of the cash costs were paid in 1999. All remaining cash costs for severance, office lease and software maintenance contract buyouts are expected to be paid out by the end of 2000.
  The following unaudited pro forma summary presents information as if UTP had been acquired as of the beginning of ARCO's fiscal years 1998 and 1997. The pro forma amounts include certain adjustments, primarily to recognize depreciation, depletion and amortization based on the allocated purchase price of UTP assets, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:

Millions, except
per share amounts        1998      1997
----------------------------------------
Sales and other
 operating revenues  $ 10,570  $ 15,061
                     ------------------
Income (loss) from
 continuing
 operations before
 extraordinary item  $   (702) $  1,372
Income from and
 gains on
 discontinued
 operations             1,107       590
Extraordinary loss          -      (118)
                     ------------------
Net income           $    405  $  1,844
                     ------------------
Earnings (loss) per
 share
 Basic
 Continuing
  operations         $  (2.19) $   4.27
 Discontinued
  operations             3.45      1.84
 Extraordinary
  loss                      -      (.37)
                     ------------------
 Net income          $   1.26  $   5.74
                     ------------------
 Diluted
 Continuing
  operations         $  (2.19) $   4.19
 Discontinued
  operations             3.45      1.80
 Extraordinary
  loss                      -      (.36)
                     ------------------
 Net income          $   1.26  $   5.63
                     ------------------


Note 4 Discontinued Operations

Coal
In the first quarter of 1999, ARCO disposed of its interests in two Australian coal mines. ARCO disposed of its 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture. At December 31, 1999, the carrying value of the remaining Australian coal assets was $67 million and was included as net assets of discontinued operations on the balance sheet.
  In June 1998, ARCO disposed of its U.S. coal operations in a transaction with Arch Coal. Operations disposed of included the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. The

                  Notes to Consolidated Financial Statements

Colorado and Utah mines were sold outright. ARCO contributed its Wyoming coal operations and Arch Coal transferred various of its coal operations into a new joint venture that is 99% owned by Arch Coal and 1% owned by ARCO.
  In 1998, ARCO recorded a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets. In 1999, upon completion of the Australian sales noted above, the provision was reduced, resulting in an after-tax gain of $22 million.

Chemicals
In July 1998, ARCO tendered its entire interest of 80 million shares of ARCO Chemical Company common stock to Lyondell Chemical Company (Lyondell) for $57.75 per share, or total cash proceeds of approximately $4.6 billion. After deferral of $313 million of the pre-tax gain, ARCO recorded an after-tax gain of approximately $1.1 billion in 1998 from the sale of the shares.
  The $313 million deferral represents the estimated discounted present value of the difference, over the remaining term of an above-market MTBE contract between ARCO and ARCO Chemical, between the contract price and the spot market price for MTBE. The deferral is being amortized over the remaining term of the contract, ending in 2002, on the basis of annual volume over total contracted volume.
  In 1999, adjustments for tax benefits resulted in the recording of an addi-tional after-tax gain of $59 million on the disposition of ARCO Chemical.
  At the time of the acquisition of UTP, ARCO determined it would sell UTP's petrochemical business. Accordingly, in 1998, ARCO recorded a $33 million af-ter-tax provision for loss on the sale of the assets. If depreciation had not been suspended for the last six months of 1998, the petrochemical business would have had a loss of $5 million for 1998. In March 1999, ARCO sold the UTP petrochemical business and recorded an additional loss of $4 million.
  In September 1997, ARCO disposed of its 49.9% equity interest in Lyondell. ARCO recorded an after-tax gain of $291 million on the disposition.
  Revenues and net income from discontinued operations were as follows:

 Millions           1999     1998   1997
----------------------------------------
 Revenues:
 ARCO Chemical     $   - $  1,990 $3,726
 Coal operations   $  97 $    338 $  637
 UTP
  petrochemical    $  25 $     58 $    -
 Net income:
 ARCO Chemical     $   - $    170 $   92
 Coal operations       -        9     56
 Lyondell              -        -    119
 UTP
  petrochemical        -        -      -
                    --------------------
                   $   - $    179 $  267
                    --------------------

Note 5 Accounting Changes
Effective January 1, 1999, ARCO adopted Statement of Position (SOP) 98-1, "Ac-counting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 states that costs of start-up activities should be expensed as incurred. The implementation of SOP 98-5 did not have a material cumulative effect on ARCO's results of operations (less than $0.01 per share). SOP 98-1 establishes crite-ria for determining how the costs of developing or obtaining internal-use com-puter software should be accounted for. SOP 98-1 was adopted prospectively and therefore there was no cumulative effect of adoption.
  Effective January 1, 1997, ARCO adopted SOP 96-1, "Environmental Remediation Liabilities." The provisions include standards affecting the measurement, rec-ognition and disclosure of environmental remediation liabilities. The effect of initially applying the provisions of SOP 96-1 in 1997 was a decrease in net income of $30 million ($0.09 per share).

Note 6 Extraordinary Item
During 1997, ARCO retired debt with a face value of $756 million prior to maturity. The debt repurchases resulted in an extraordinary charge of $118 million against net income, after tax of $74 million.

                  Notes to Consolidated Financial Statements

Note 7 Restructuring Costs
During 1998, ARCO recorded pre-tax charges of $229 million for the costs of eliminating over 1,200 positions related to the downsizing of continuing oper-ations, primarily E&P technical support, international E&P support operations and the corporate headquarters. These 1,200 positions eliminated were specifi-cally identified prior to December 31, 1998. During 1999, the reserve was in-creased by $12 million, primarily to reflect additional terminations.
  The following table summarizes the liabilities related to the 1998 restruc-turing program, including $11 million transferred from the 1997 program dis-cussed below:

($ Millions)
                               Funded     Unfunded
              Short-term    Long-term    Long-term
Terminations    Benefits(a)  Benefits(b)  Benefits(c) Total
---------------------------------------------------------
  1,250             $103          $90          $58     $251

(a) Severance payments and ancillary benefits such as relocation and outplacement.
(b) Net increase in pension benefits to be paid from assets of qualified plans.
(c) Net increase in non-qualified pension benefits and other postretirement benefits to be paid from company funds.

  Long-term benefits will be paid after retirement over the remaining lives of the recipients or, for pension benefits, in a lump sum upon election. Long-term benefits have been accrued in accordance with SFAS No. 88. As of December 31, 1999, approximately 1,160 employees have been terminated and approximately $73 million of the short-term benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of termina-tions due to the ability of terminees to defer receipt of certain payments. The remaining severance and ancillary benefits are expected to be paid by the first quarter 2001.
  In addition, in 1998 the company recorded a pre-tax charge of $20 million related to office space and facilities that will be vacated with no future economic benefit. Cash payments will be made through 2005, the remaining term of the lease.
  During 1997, ARCO recorded pre-tax charges of $67 million for personnel re-ductions in refining and marketing operations and corporate headquarters. As of December 31, 1999, $53 million was paid and $11 million was transferred to reserves for the 1998 program, with a balance of $3 million remaining to be paid. The transfer was necessary because when the 1998 program was announced, certain employees who had not yet terminated under the 1997 program became el-igible for 1998 program benefits. Approximately 480 employees were originally planned to terminate under the 1997 program. About 400 people terminated under the 1997 program, with the remainder transferred to the 1998 program.

Note 8 Inventories
Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. In 1999, approximately 76% of invento-ries, excluding materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are determined predominantly on an average cost basis.
  Total inventories at December 31 comprised the following:


Millions                 1999     1998
--------------------------------------
Crude oil and
 petroleum products  $    199 $    220
Other products             26       24
Materials and
 supplies                 205      231
                       ---------------
Total                $    430 $    475
                       ---------------

  The excess of the current cost of inventories over book value was approximately $246 million and $193 million at December 31, 1999 and 1998, respectively.

Note 9 Investments
At December 31, 1999 and 1998, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturi-ties generally ranged from one month to ten years. These investments are clas-sified as short or long term depending on maturity. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At Decem-ber 31, 1999 and 1998, all investments were classified as available-for-sale and were reported at fair value, with unrealized

                  Notes to Consolidated Financial Statements

holding gains and losses, net of tax, reported in accumulated other comprehen-sive income.
  The following summarizes investments at December 31:

Millions                 1999      1998
----------------------------------------
Aggregate fair
 value             $    1,501  $    926
Gross unrealized
 holding losses             7       135
Gross unrealized
 holding gains           (376)      (13)
                      ------------------
Amortized cost     $    1,132  $  1,048
                      ------------------

  Investment activity for the years ended December 31 was as follows:

Millions               1999      1998
-------------------------------------
Gross purchases   $  20,269 $  15,118
Gross sales             746       463
Gross maturities     19,439    14,520

  Gross realized gains and losses were insignificant and were determined by the specific identification method.
                                                                 [LOGO OF ARCO]

Note 10 Fixed Assets
Property, plant and equipment at December 31 was as follows:

                       1999            1998

Millions           Gross    Net    Gross    Net
-------------------------------------------------
Exploration &
 production       $33,490 $14,947 $32,072 $15,244
Refining &
 marketing          6,024   3,248   5,450   2,954
Other operations      279     170     649     432
Unallocated           264     101   1,151     132
               ----------------------------------
Total             $40,057 $18,466 $39,322 $18,762
               ----------------------------------


  Expenses for maintenance and repairs for 1999, 1998 and 1997 were $292 mil-lion, $387 million and $334 million, respectively.
  In the fourth quarter of 1998, after a year-long decline in crude oil pric-es, ARCO determined that part of the oil price decline that had taken place was permanent. Accordingly, ARCO revised its official crude oil price forecast used for economic decision making. This forecast was based on a West Texas In-termediate (WTI) benchmark price of $15/bbl in 1999, $16/bbl in 2000, and $17/bbl in 2001, with 2% escalation thereafter. While crude oil prices reached as low as $12/bbl in December 1998, many oil industry expert forecasts con-sider crude oil prices in that range to be unusually low and inappropriate for economic decision making.
  In accordance with SFAS No. 121, in 1998 ARCO performed an impairment review to determine whether any of ARCO's oil and gas properties were impaired based on the new crude oil price forecast. Net undiscounted cash flows before tax were calculated and compared to the net book value on a field-by-field basis. This included cash flows from proved developed, proved undeveloped and poten-tial oil and gas reserves, which included both producing and non-producing re-serves. The potential reserves were calculated on a risk-weighted basis to in-clude the uncertainties associated with field size, reservoir performance, technological development and commercial risk. Where appropriate, contracted prices were used but did not materially impact the result. For those fields where the net book value exceeded the net undiscounted cash flows before tax, the discounted future cash flows before tax were calculated using a 10% dis-count rate factor. This resulted in a pre-tax impairment charge of $1.4 bil-lion in 1998. ARCO tested a downside case using WTI benchmark crude oil prices of $1/bbl lower than each year of its official forecast. ARCO believes that prices below $14/bbl are not sustainable and like most commodities will cycle around their historical midpoints. The impaired properties included former UTP properties in Pakistan, Venezuela and the U.K. North Sea, as well as other ARCO properties in California, the U.K. North Sea, North Africa and the Middle East. [LOGO OF ARCO]

Note 11 Short-term Borrowings and Bank Credit Facilities

Notes payable consist primarily of ARCO's commercial paper issued to a variety of financial investors and institutions and any amounts outstanding under ARCO credit facilities. The weighted average interest rate on notes payable out-standing at December 31, 1999 and 1998, was 6.0% and 5.6%, respectively.

  At December 31, 1999, ARCO had unused letters of credit totaling approxi-mately $398 million.

                  Notes to Consolidated Financial Statements

  In 1999, ARCO and certain wholly owned subsidiaries had committed bank credit facilities of approximately $3.1 billion. At December 31, 1999, there were $57 million of borrowings under these committed facilities.
                                                                 [LOGO OF ARCO]

Note 12 Long-term Debt
Long-term debt at December 31 comprised the following:

Millions                                  1999     1998
-------------------------------------------------------
5.55%, due in 2003                    $    500 $     --
5.9%, due in 2009                          500       --
8 1/4%, due in 2022                        245      245
8 1/2%, due in 2012                        178      178
8 3/4%, due in 2032                        159      159
9%, due in 2021                            209      209
9%, due in 2031                             97       97
9 1/8%, due in 2011                        253      253
9 1/8%, due in 2031                        155      155
9 7/8%, due in 2016                        181      181
10 7/8%, due in 2005                       410      410
Series A Medium-
 Term Notes,(b) 8%(a)                       84      110
Series B Medium-
 Term Notes,(c) 8.34%(a)                   250      250
ARCO Tresop Notes, 5.06%(d)                 --       88
Variable rate, due in 2031, 3.57%(a)       265      265
Variable rate, due in 2032, 5.63%(a)       108      108
Capital Construction Fund, 5.51%(e)        391       --
Vastar:
 Commercial paper,
 6.6%(a)                                   226      219
 LIBOR Revolving
 Credit Agreement,
 5.6%(d)                                    --      320
 6% Putable/Callable
 Notes, due in 2010                        100      100
 6.39%, due in 2008                         50       50
 6.50%, due in 2009                        299       --
 6.95%, due in 2006                         75       75
 6.96%, due in 2007                         75       75
 8.75%, due in 2005                        150      150
Union Texas Petrole-
 um:
 6.66%, due in 2002                        100      100
 7.34%, due in 1999                         --      179
 7.40%, due in 2038                        150      150
 8 1/4%, due in 1999                        --      100
 8 3/8%, due in 2005                       125      125
 8 1/2%, due in 2007                        75       75
Other                                      299      305
                      ---------------------------------
Total, including
 debt due within one
 year                                    5,709    4,731
                      ---------------------------------
Less debt due within
 one year                                   11      399
                      ---------------------------------
Long-term debt                        $  5,698 $  4,332
                      ---------------------------------


(a) Weighted average of interest rates at December 31, 1999.
(b) Maturities vary through 2011.
(c) Maturities vary through 2012.
(d) Weighted average of interest rates at December 31, 1998.
(e) The Capital Construction Fund is a related party. Maturities vary through 2032.

  Maturities for the five years subsequent to December 31, 1999, are as fol-lows:

Millions      2000   2001   2002   2003   2004
----------------------------------------------
Maturities  $   11 $   76 $  151 $  516 $  243

  In 1996, Vastar established a $1.1 billion commercial paper program for is-suance of unsecured notes with maturities of up to 270 days from the date of issue. Vastar has agreed to maintain credit lines sufficient to support pay-ment on the notes.
  In 1996, Vastar consolidated existing unsecured revolving credit agreements into a single facility. As of December 31, 1999, commitments under this facil-ity, as amended to date, totaled $1.1 billion. The commitment expires March
31, 2002. As of December 31, 1999, no debt was outstanding under this facili-ty. The effective rate of borrowings under this facility during 1999 averaged 5.9%. The credit facility is not guaranteed by ARCO. The agreement contains covenants, the most restrictive of which require Vastar to maintain certain financial ratios and minimum levels of tangible stockholders' equity and re-strict encumbrance of assets.
  In April 1998, Vastar issued $100 million of 6% Putable/Callable Notes due April 20, 2010 Putable/Callable April 20, 2000. In 1998, Vastar also entered into an interest rate swap covering the Putable/Callable Notes, which effec-tively changed the 6% fixed rate to a floating rate. The effective interest rate paid on these notes in 1999 was 5.3%. The financial impact of swaps in 1999 and 1998 was immaterial.
  Approximately $3 million and $247 million of long-term debt was denominated in foreign currencies at December 31, 1999 and 1998, respectively.
  No material amounts of long-term debt are collateralized by ARCO assets.
                                                                 [LOGO OF ARCO]

                  Notes to Consolidated Financial Statements

Note 13 Interest
Interest for the years ended December 31 comprised the following:

Millions            1999     1998     1997
-------------------------------------------
Long-term debt   $   413  $   322  $   417
Short-term debt      113      158       86
Other(a)              38     (115)    (122)
              -----------------------------
                     564      365      381
Capitalized
 interest           (166)    (106)     (38)
              -----------------------------
Total interest
 expense         $   398  $   259  $   343
              -----------------------------
Total interest
 paid in cash    $   377  $   248  $   390
              -----------------------------
Interest income  $   126  $   119  $   114
              -----------------------------


(a) Includes $153 of interest on a tax refund in 1998 and $145 reversal from partial tax audit settlements in 1997.

Note 14 Financial Instruments and Fair Value
ARCO does not hold or issue financial instruments for trading purposes.
  ARCO enters into various types of foreign currency forward, option and swap contracts. Foreign currency forward contracts are used to minimize foreign ex-change exposures associated with U.S. dollar-denominated debt issued by a for-eign subsidiary, anticipated foreign currency commitments and anticipated fu-ture cash flows related to overseas operations.
  At December 31, 1999, the notional amounts of foreign currency contracts outstanding (principally involving European currencies) were $633 million, with various maturities in 2000. At December 31, 1998, the notional amounts of foreign currency contracts outstanding were $528 million.
  Gains and losses on foreign currency forward contracts covering anticipatory cash flows are recognized currently as other income or expense. Gains and losses on foreign currency swaps associated with intercompany debt are recog-nized currently in income and offset foreign exchange gains and losses on the underlying intercompany loans. Gains and losses on other foreign currency con-tracts are generally deferred and offset the transactions being hedged.
  ARCO also uses various hedging arrangements to manage the exposure to price risk for future natural gas and crude oil transactions. Gains and losses re-sulting from these transactions are deferred and included in other assets or accrued liabilities until realized in sales and other operating revenues as the physical production required by the contracts is delivered.
  During 1999, Vastar entered into a series of natural gas and crude oil price collar and put agreements. At December 31, 1999, natural gas collars and puts sold covering an average of 400 million cubic feet per day of production were in place for the period January 2000 through March 2000. These agreements will serve as hedges which secure weighted average prices on these volumes between $2.54 and $3.27 per thousand cubic feet (on a Henry Hub basis) for market prices in excess of $2.12/mcf. Crude oil collars and puts sold covered an av-erage of 23,000 barrels per day of production for the period January 2000 through December 2000. These agreements will serve as hedges which secure weighted average prices on these volumes between $18.80 and $23.31 per barrel for market prices in excess of $15.80 per barrel.
  At December 31, the carrying value and estimated fair value of ARCO's finan-cial instruments are shown as assets (liabilities) in the table below:

                        1999               1998
             ------------------------------------------
                  Carrying     Fair  Carrying     Fair
Millions             Value    Value     Value    Value
-------------------------------------------------------
Non-derivatives:
 Short-term
  investments     $   264   $   264  $   260   $   260
 Equity method
  investments       1,508     1,472    1,235     1,176
 Other
  investments and
  long-term
  receivables       1,660     1,660      831       831
 Notes payable     (1,672)   (1,672)  (2,403)   (2,403)
 Long-term debt,
  including
  current
  maturities       (5,709)   (5,920)  (4,731)   (5,466)
Derivatives:
 Foreign currency
  forwards        $     2   $     2  $    (1)  $    (1)
 Oil and gas
  options and
  swaps               (20)      (19)      40        47
 Oil and gas
  futures              21        18      (56)      (59)
 Commodity
  futures               2         1      (12)      (12)
 Commodity
  options               7        15       (2)       (2)

                  Notes to Consolidated Financial Statements

  All derivative instruments are off-balance-sheet instruments; however, net receivable or payable positions related to derivative instruments are carried on the balance sheet.
  Short-term investments are carried at fair value. The fair value of notes payable approximates carrying value due to its short-term maturities. Equity method investments and other investments and long-term receivables were valued at quoted market prices if available. For unquoted investment securities, the reported fair value was estimated on the basis of financial and other informa-tion. The fair value of ARCO's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to ARCO for debt of the same remaining maturities. The fair value of foreign currency contracts and interest rate swaps represented the amount to be exchanged if the existing contracts had been settled at year end and was estimated based on market quotes.
  ARCO is exposed to credit risk in the event of nonperformance by the counterparties. ARCO does not generally require collateral or other security to support these financial instruments. The counterparties to these instru-ments are major institutions deemed creditworthy by ARCO; ARCO does not antic-ipate nonperformance by the counterparties.
                                                                 [LOGO OF ARCO]

Note 15 Other Commitments and Contingencies
ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.
  ARCO has guaranteed all of LUKARCO's obligations associated with the Caspian Pipeline project, which amount to 25% of all funding requirements for this project. The current estimates of total project funding requirements are be-tween $2.2 to $2.4 billion.
  Following the March 1989 EXXON VALDEZ oil spill, numerous federal, state and private plaintiff lawsuits were brought against Exxon, Alyeska Pipeline Serv-ice Company (Alyeska) and Alyeska's owner companies, including ARCO, which owns approximately 22%. While all of the federal, state and private plaintiff lawsuits have been settled, certain issues relating to liability for the spill remain unresolved between Exxon and Alyeska (including its owner companies).
  Lawsuits, including purported class actions and actions by governmental en-tities, are pending or threatened against ARCO and others seeking damages, abatement of housing units, and compensation for medical problems arising out of the presence of lead-based paint in certain housing units. ARCO is unable to predict the scope or amount of any such liability.
  The State of Montana, along with the United States and the Salish and Koote-nai Tribes, have been seeking recovery from ARCO for alleged injuries to natu-ral resources resulting from mining and mineral processing businesses formerly operated by Anaconda. In 1998, ARCO entered into two consent decrees, which were approved by the court in 1999, settling all of the natural resources dam-age claims of the United States and the tribes and the bulk of such claims of the State of Montana. Remaining for disposition are the State's claims for $206 million of restoration damages at three sites.
  ARCO is subject to liability pursuant to various federal, state and local environmental laws and regulations that require ARCO to do some or all of the following:
  . Remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;
  . Perform restoration work at such sites; and . Pay damages for loss of use and non-use values.
The federal agencies involved with the sites include the Department of the In-terior, Department of Justice and Environmental Protection Agency. Environmen-tal liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.
  ARCO is currently involved in assessments and cleanups under these laws at federal- and state-managed sites as well as other clean-up sites including service stations, refineries, terminals, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites previously owned by

                  Notes to Consolidated Financial Statements

ARCO or predecessors. This comprises 130 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site and ARCO's responsibility varies from sole responsi-bility to very little responsibility.
  ARCO may in the future be involved in additional assessments and cleanups. Future costs depend on unknown factors such as:
  . Nature and extent of contamination;
  . Timing, extent and method of remedial action;
  . ARCO's proportional share of costs; and . Financial condition of other responsible parties.
  The environmental remediation accrual is updated annually, at a minimum, and at December 31, 1999 was $686 million. As these costs become more clearly de-fined, they may require future charges against earnings. Applying Monte Carlo analysis to estimated site maximums on a portfolio basis, ARCO estimates that future costs could exceed the amount accrued by as much as $550 million.
  Approximately 60% of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facil-ities, and other sites which received wastes from these facilities. One site represented 11% of the total accrual. No other site represented more than 7% of the total accrual. The remainder related to other sites with reserves rang-ing from $1 million to $10 million per site. Substantially all amounts accrued are expected to be paid out over the next six years.
  Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various third parties. Many of these claims have been resolved. ARCO has neither recorded any asset nor reduced any liability in connection with unresolved claims.
  Although any ultimate liability arising from any of the matters described herein could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal year, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a mate-rial adverse effect on ARCO's consolidated financial statements.
  The operations and consolidated financial position of ARCO continue to be affected by domestic and foreign political developments as well as legisla-tion, regulations and litigation pertaining to restrictions on production, im-ports and exports, tax increases, environmental regulations, cancellation of contract rights and expropriation of property. Both the likelihood of such oc-currences and their overall effect on ARCO vary greatly and are not predict-able.
  These uncertainties are part of a number of items that ARCO has taken and will continue to take into account in periodically establishing reserves.
                                                                 [LOGO OF ARCO]

Note 16 Taxes
The income tax provision for the years ended December 31 comprised the follow-ing:

Millions               1999        1998        1997
---------------------------------------------------
Federal:
 Current              $ 26      $ (189)      $ 241
 Deferred              322          (7)        143
                -----------------------------------
                       348        (196)        384
Foreign:
 Current               227          91         108
 Deferred              (68)       (486)        (45)
                -----------------------------------
                       159        (395)         63
State:
 Current                16         (14)         43
 Deferred               10         (46)         14
                -----------------------------------
                        26         (60)         57
                -----------------------------------
Provision
 (benefit) for
 taxes on income     $ 533      $ (651)      $ 504
                -----------------------------------
Total income
 taxes paid in
 cash(a)             $ 676      $1,417       $ 781
                -----------------------------------

(a) Includes cash taxes paid relating to the sale of discontinued operations.

  A deferred tax expense of $189 million was recorded in 1999 versus a $426 million deferred tax benefit in 1998 and a $242 million deferred tax expense in 1997 related to unrealized investment gains and losses included in accumu-lated other comprehensive income.

                  Notes to Consolidated Financial Statements

  Major components of the net deferred tax liability at December 31 were as follows:

Millions                1999      1998
---------------------------------------
Depreciation,
 depletion and
 amortization        $(4,573) $ (4,600)
Other                   (510)     (389)
                     ------------------
Total deferred tax
 liabilities          (5,083)   (4,989)
                     ------------------
Dismantlement and
 environmental           619       664
Postretirement
 benefits                285       293
Foreign excess tax
 basis/loss
 carryforwards            92       107
Other                    443       607
                     ------------------
Total deferred tax
 assets                1,439     1,671
                     ------------------
Valuation allowance        -         -
                     ------------------
Net deferred income
 tax liability       $(3,644) $ (3,318)
                     ------------------

  ARCO has federal loss carryforwards of $117 million which begin expiring in 2000. ARCO has foreign loss carryforwards of $21 million which begin expiring in 2001.

  Taxes other than income taxes for the years ended December 31 comprised the following:

Millions              1999 1998 1997
------------------------------------
Property              $135 $143 $146
Production/severance   237  227  359
Other                  103  136  135
                      --------------
Total                 $475 $506 $640
                      --------------

  The domestic and foreign components of income from continuing operations be-fore income taxes and minority interest, and a reconciliation of income tax expense with tax at the effective federal statutory rate for the years ended December 31 were as follows:

                                1999                     1998                    1997
                        -------------------------------------------------------------------------
Millions                 Amount  % Pretax Income  Amount  % Pretax Income Amount  % Pretax Income
-------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes:
 Domestic                $1,620        84.6      $    96         7.5      $1,647        87.7
 Foreign                    296        15.4       (1,378)     (107.5)        231        12.3
                         ------------------------------------------------------------------------
Total                    $1,916       100.0      $(1,282)      100.0      $1,878       100.0
                         ------------------------------------------------------------------------
Tax at 35%               $  671        35.0      $  (449)      (35.0)     $  657        35.0
Increase (reduction) in
 taxes resulting from:
 Taxes on foreign income
  in excess of statutory
  rate                       12         0.6           32         2.5          21         1.1
 Affiliate stock
  transactions              (30)       (1.6)         (51)       (4.0)       (109)       (5.8)
 State income taxes (net
  of federal effect)         17         0.9          (39)       (3.0)         37         2.0
 Tax credits               (143)       (7.4)        (123)       (9.6)       (106)       (5.6)
 Other                        6         0.3          (21)       (1.7)          4         0.1
                         ------------------------------------------------------------------------
Provision (benefit) for
 taxes on income         $  533        27.8      $  (651)      (50.8)     $  504        26.8
                         ------------------------------------------------------------------------


Note 17 Employee Benefit Plans
ARCO and its subsidiaries sponsor numerous postretirement benefit plans. De-fined benefit pension plans (Pension) provide to substantially all employees pension benefits based on years of service and the employee's compensation, primarily during the last three years of service. Defined postretirement bene-fit plans (Other) provide health care and life insurance benefits to substan-tially all employees who retire with ARCO having rendered the required years of service, and to their spouses and eligible dependents. ARCO pays for the cost of a benchmark health maintenance organization with employees responsible for the differential cost, if any, of their selected option. Life insurance benefits are partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree. ARCO has the right to terminate or modify the plans at any time.

                  Notes to Consolidated Financial Statements

                                                1999            1998
                  ---------------------------------------------------------
Millions                                    Pension  Other  Pension  Other
---------------------------------------------------------------------------
Plan obligations
 Benefit obligation at
  January 1                                 $(2,822) $(616) $(2,498) $(588)
 Service cost                                   (51)    (7)     (53)    (7)
 Interest cost                                 (179)   (41)    (173)   (39)
 Actuarial gain (loss)                          349     45      (96)    (4)
 Benefits paid                                  429     45      311     51
 Special termination benefits                     -      -     (128)   (19)
 Acquisition                                      -      -     (185)   (24)
 Divestiture                                     11      -        -     14
                                           --------------------------------
 Benefit obligation at December 31          $(2,263) $(574) $(2,822) $(616)
                                           --------------------------------
                                                1999            1998
                  ---------------------------------------------------------
Millions                                    Pension  Other  Pension  Other
---------------------------------------------------------------------------
Plan assets
 Fair value of assets
  at January 1                               $2,886  $   -   $2,710  $   -
 Actual return on assets                        392      -      264      -
 Company contributions                           64      -       69      -
 Benefits paid                                 (429)     -     (311)     -
 Acquisition                                      -      -      154      -
 Divestitute                                    (10)     -        -      -
                                           --------------------------------
 Fair value of assets
  at December 31                             $2,903  $   -   $2,886  $   -
                                           --------------------------------
Funded status
 Assets greater (less) than obligations     $   640  $(574) $    64  $(616)
 Unrecognized actuarial (gain) loss            (164)     8      300     53
 Unrecognized prior service cost (benefit)      125   (191)     133   (206)
 Unrecognized transition obligation            (173)     -     (200)     -
                                           --------------------------------
 Total recognized                           $   428  $(757) $   297  $(769)
                                           --------------------------------
Balance sheet recognition Prepaid benefits  $   564  $   -  $   459  $   -
 Accrued liabilities                           (205)  (757)    (257)  (769)
 Intangible asset                                18      -       20      -
 Accumulated other comprehensive income          51      -       75      -
                                           --------------------------------
 Total recognized                           $   428  $(757) $   297  $(769)
                                           --------------------------------

  The projected benefit obligation, accumulated benefit obligation (ABO), and fair value of plan assets for pension plans with ABO in excess of plan assets were $252, $200 and $1, respectively, at December 31, 1999, and $285, $247 and $0, respectively, at December 31, 1998.

                       1999            1998
             ------------------------------------
Percent           Pension   Other Pension   Other
-------------------------------------------------
Assumptions
 Discount rate       7.75    7.75    6.75    6.75
 Expected return
  on plan assets     10.5     n/a    10.5     n/a
 Rate of salary
  progression         4.0     4.0     4.0     4.0


  For measurement purposes, a 7% annual rate of increase in the per capita cost of health care benefits was assumed for 1997 to 2001, after which the rate was assumed to decrease to 5% and remain at that level thereafter.
  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                            1999
                         --------------
Millions              Increase Decrease
---------------------------------------
Total of service and
 interest cost         $  4.7  $  (3.9)
Postretirement
 benefit obligation    $ 47.2  $ (39.5)

 Million               1999    1998     1997
---------------------------------------------
 Components of net
  benefit cost
 Pension
  benefits:
  Service cost       $   51  $   53   $   53
  Interest cost         179     173      174
  Expected return
   on plan assets      (289)   (281)    (256)
  Amortization of
   transition
   asset                (27)    (27)     (27)
  Amortization of
   prior service
   cost                   8       7        8
  Recognized
   actuarial
   (gain) loss            9      10       10
                     ------------------------
  Net benefit
   (income) cost     $  (69) $  (65)  $  (38)
                     ------------------------
 Other
  postretirement
  benefits:
  Service cost       $    7  $    7   $    7
  Interest cost          41      39       40
  Amortization of
   prior service
   cost (benefit)       (15)    (15)     (15)
  Recognized
   actuarial
   (gain) loss            1       -        -
                     ------------------------
  Net benefit
   (income) cost     $   34  $   31   $   32
                     ------------------------

  Included in pension obligations are liabilities related to non-qualified pension plans that provide retirement benefits in excess of current Internal Revenue Service maximums. The company also has deferred compensation plans that permit executives, outside directors and key employees to defer a portion of their compensation (including bonuses). Amounts deferred accrue interest at a defined rate and are not included as pension obligations. The liability for deferred compensation and interest thereon was $343 million and $299 million at December 31, 1999 and 1998, respectively, and is included in "other de-ferred liabilities and credits" on the balance sheet. The liabilities for non-qualified pension plans and deferred compensation are unfunded based on defi-nitions of generally accepted accounting standards. However, to assist in funding these liabilities, the company has invested in corporate-owned life insurance policies. The cash surrender value

                  Notes to Consolidated Financial Statements

of the policies supporting these liabilities was $572 million and $541 million at December 31, 1999 and 1998, respectively, and is included in "deferred charges and other assets" on the balance sheet.
                                                                 [LOGO OF ARCO]

Note 18 Lease Commitments
Capital lease obligations are recorded at the present value of future rental payments. The related assets are amortized on a straight-line basis.
  At December 31, 1999, future minimum rental payments due under leases were as follows:

                      Capital Operating
Millions               Leases    Leases
---------------------------------------
2000                   $   3   $   179
2001                       3       175
2002                       3       159
2003                       3       152
2004                       3        89
Later years               57       406
                          -------------
Total minimum lease
 payments                 72  $  1,160
                               --------
Imputed interest
 (rates ranging from
 8% to 12%)               48
                          ------
Present value of
 minimum lease
 payments included in
 long-term debt        $  24
                          -------------

  Minimum future rental income under noncancellable subleases at December 31, 1999, amounted to $91 million.
  Operating lease net rental expense for the years ended December 31 was as follows:

Millions                      1999        1998        1997
----------------------------------------------------------
Minimum rentals           $   190     $   189     $   109
Contingent
 rentals                        -           2           -
Sublease rental income        (22)        (20)        (11)
              --------------------------------------------
Net rental
 expense                  $   168     $   171     $    98
              --------------------------------------------

  No restrictions on dividends or on additional debt or lease financing exist under ARCO's lease commitments. Under certain conditions, options exist to purchase certain leased properties.

Note 19 Stock Options
Options to purchase shares of ARCO's common stock have been granted to execu-tives, outside directors and key employees. The exercise price of each option is equal to the fair market value of common stock at the date of grant. These options become exercisable in varying installments and expire 10 years after the date of grant. Options granted prior to 1997 vest over two years in equal installments. Options granted subsequently vest equally over three years. Transactions during 1999, 1998 and 1997 were as follows (restated to give ef-fect to June 13, 1997 100% stock dividend):

                              Weighted Average
                                Exercise Price
----------------------------------------------
Balance, January
 1, 1997           7,633,422      $  54.41
Granted            1,414,048         64.47
Exercised         (1,022,100)        52.21
Cancelled            (18,224)        61.18
                   ---------------------------
Balance,
 December 31,
 1997              8,007,146      $  56.45
                   ---------------------------
Granted            1,862,840         73.73
Exercised           (420,012)        49.85
Cancelled            (37,647)        69.52
                   ---------------------------
Balance,
 December 31,
 1998              9,412,327      $  60.12
                   ---------------------------
Granted            1,234,727         57.67
Exercised           (851,288)        55.32
Cancelled            (42,111)        68.12
                   ---------------------------
Balance,
 December 31,
 1999              9,753,655      $  60.19
                   ---------------------------

  A summary of ARCO's fixed stock options as of December 31, 1999, 1998 and 1997, was as follows:

                       1999       1998       1997
--------------------------------------------------
Shares available
 for option       9,618,570  8,523,492  8,247,671
Options
 exercisable      7,308,855  6,803,228  6,064,856
Weighted average
 exercise price
 of options
 exercisable      $   58.74  $   56.01  $   54.58
Weighted average
 fair value of
 options granted
 during the year  $   15.46  $   18.96  $   14.27
Used to
 calculate fair
 value:
 Risk-free
  interest rate        5.02%      5.57%      6.38%
 Expected life
  (years)                10         10         10
 Expected
  volatility          30.29%     23.06%     18.17%
 Expected
  dividends            5.02%      3.85%      4.29%


  At December 31, 1999, exercise prices for options outstanding ranged from $50.50 to $97.69 and the weighted average remaining contractual life was 5.99 years.
  ARCO applies APB No. 25 in accounting for its fixed stock options. Accord-ingly, no compensation cost has been recognized for options granted. The fol-lowing table reflects pro forma net income and earnings per share had the com-pany elected to adopt the fair value method under SFAS No. 123:

                   Notes to Consolidated Financial Statements

                     1999    1998     1997
------------------------------------------
Net income:
As reported      $  1,422 $   452 $  1,771
Pro forma        $  1,407 $   440 $  1,758
Earnings per
 share
 (diluted):
As reported      $   4.33 $  1.40 $   5.41
Pro forma        $   4.29 $  1.36 $   5.37


  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.
  ARCO awards contingent restricted stock to executives and key employees. Contingent restricted stock may be converted to performance-based restricted stock in various multiples depending on attainment of certain performance criteria over a specified evaluation period. Restricted stock ultimately issued is subject to a two-year restriction on transfer.
  During 1999 and 1998, respectively, 236,412 and 184,488 shares of contingent restricted stock were awarded at weighted average prices of $56.81 and $74.00, net of forfeitures and retirements, with varying evaluation periods. During 1999 and 1998, 28,696 and 135,180 shares of restricted stock were issued at weighted average prices of $56.81 and $73.93, respectively.
  During 1999, 1998 and 1997, $21 million, $10 million, and $23 million was recognized as expense for performance-based restricted stock, respectively.
  Holders of options granted prior to 1997 accrue dividend share credits (DSCs) on all shares under option. The amount of DSCs accrued is determined based upon the quarterly dividend rate and fair market value of ARCO common stock as of each quarterly record date. Upon exercise of options, holders receive additional shares of common stock equal to DSCs accumulated. A summary of ARCO's DSC activity was as follows:

                                Shares
---------------------------------------
Balance, December 31, 1996   1,695,986
Accrued                        343,116
Paid out                      (396,250)
Cancelled                         (287)
                              ---------
Balance, December 31, 1997   1,642,565
Accrued                        316,486
Paid out                      (166,512)
Cancelled                          (83)
                              ---------
Balance, December 31, 1998   1,792,456
Accrued                        265,807
Paid out                      (323,845)
Cancelled                           --
                              ---------
Balance, December 31, 1999   1,734,418
                              ---------


  During 1999, 1998 and 1997, $34 million, $11 million, and $35 million was recognized as expense for DSCs, respectively.

Note 20 Stockholders' Equity
Detail of capital stock as of December 31 was as follows:

                           1999        1998
-------------------------------------------
 $3.00 Cumulative
  convertible
  preference stock,
  par $1:
 Shares
  authorized             78,089      78,089
 Shares issued
  and outstanding        40,869      51,608
 Aggregate value
  in
  liquidation -
  (thousands)       $     3,270 $     4,129
 $2.80 Cumulative
  convertible
  preference stock,
  par $1:
 Shares
  authorized            833,776     833,776
 Shares issued
  and outstanding       493,126     573,336
 Aggregate value
  in liquidation-
  (thousands)       $    34,519 $    40,134
 Common stock,
  par $2.50:
 Shares
  authorized        600,000,000 600,000,000
 Shares issued      326,713,278 325,902,559
 Shares
  outstanding       323,048,817 321,315,367
 Shares held in
  treasury            3,664,461   4,587,192


  Changes in preference stocks were due to conversions. The $3.00 cumulative convertible preference stock is convertible into 13.6 shares of common stock. The $2.80 cumulative convertible preference stock is convertible into 4.8 shares of common stock. Common stock is subordinate to the preference stocks for dividends and assets. The $3.00 and $2.80 preference stocks may be redeemed at the option of ARCO for $82 and $70 per share, respectively. ARCO has autho-rized 75,000,000 shares of preferred stock, $.01 par, of which none were issued or outstanding at December 31, 1999.

                  Notes to Consolidated Financial Statements

  At December 31, 1999, shares of ARCO's authorized common stock were reserved as follows:

Conversions:
 $3.00 Preference stock    555,818
 $2.80 Preference stock  2,367,005
Stock option plans      19,372,225
Employee benefit plans   9,974,482
                       -----------
Total                   32,269,530
                       -----------


  Under ARCO's incentive compensation plans, awards of ARCO's common stock may be made to officers, outside directors and key employees.
                                                                 [LOGO OF ARCO]

Note 21 Supplemental Cash Flow Information
The following is supplemental cash flow information for the years ended Decem-ber 31:

Millions                                          1999        1998        1997
------------------------------------------------------------------------------
Short-term investments:
 Gross sales and maturities                  $    168    $    226     $ 1,784
 Gross purchases                                 (190)       (259)     (1,226)
                                           ----------------------------------
Net cash provided (used)                     $    (22)   $    (33)    $   558
                                           ----------------------------------
Notes payable:
 Gross proceeds                              $ 12,640    $ 14,978     $ 7,386
 Gross repayments                             (13,335)    (14,066)     (6,865)
                                           ----------------------------------
Net cash provided                            $   (695)    $   912     $   521
                                           ----------------------------------
Gross noncash provisions charged to income   $    247     $   652     $   500
Reserve reversal from partial tax audit
 settlements                                        -           -        (145)
Cash payments of
 previously accrued items                        (669)       (468)       (294)
                                           ----------------------------------
Cash payments (greater) less than noncash
 provisions                                  $   (422)    $   184     $    61
                                           ----------------------------------
Changes in working capital -increase
 (decrease) to cash:
 Accounts receivable                         $   (117)    $    19     $   363
 Inventories                                       36           8         (63)
 Accounts payable                                (146)        (60)       (111)
 Other working capital                           (427)        340          (6)
                                           ----------------------------------
                                             $   (654)    $   307     $   183
                                           ----------------------------------


  In conjunction with the acquisition of UTP, liabilities were assumed as fol-lows:

Millions
---------------------------------------
Fair value of assets acquired  $ 3,745
Cash paid                       (2,707)
                               --------
Liabilities assumed            $ 1,038
                               --------

  Excluded from the Consolidated Statement of Cash Flows for the year ended December 31, 1998 was the issuance of 2,725,030 shares of ARCO common stock to a consolidated subsidiary in exchange for certain property, plant and equip-ment owned by the subsidiary. The transaction was recorded at fair market val-ue.
  In October 1998, through a three-way exchange involving ARCO, Vastar and Mo-bil, ARCO disposed of its California heavy crude properties. In the transac-tion, an ARCO subsidiary holding the California properties traded the Califor-nia properties for Mobil's interests in producing fields and exploration acre-age in the Gulf of Mexico. In connection with the disposition, ARCO recorded an impairment writedown of $147 million before tax, or $114 million after tax, that was included in the impairment discussed in Note 10. Vastar then pur-chased the ARCO subsidiary holding the Gulf of Mexico properties for $437 mil-lion, including the assumption of $300 million of debt which was repaid in first quarter 1999.
  Excluded from the Consolidated Statement of Cash Flows for the year ended December 31, 1997 was ARCO's use of Lyondell common stock to redeem its 9% Ex-changeable Notes with an outstanding principal amount of $988 million.
                                                                 [LOGO OF ARCO]

Note 22 Foreign Currency Transactions
Foreign currency transactions resulted in net losses of $1 million, $2 million and $12 million in 1999, 1998 and 1997, respectively.
                                                                 [LOGO OF ARCO]

                   Notes to Consolidated Financial Statements
Note 23 Earnings Per Share

                                           1999                     1998                     1997
                            --------------------------------------------------------------------------------
(Millions, except per share
amounts)                          Income Shares Per Share  Income  Shares Per Share Income  Shares Per Share
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations                       $1,345                  $  (655)                  $1,331
Less: Preference stock dividends     (2)                       (2)                      (2)
                            --------------------------------------------------------------------------------
Income (loss) from continuing
 operations available to common
 shareholders                      1,343 322.3    $4.17      (657) 321.0   $(2.05)   1,329  321.2   $ 4.14
                                         =====                     =====                    =====
Discontinued operations               77 322.3     0.24     1,107  321.0     3.45      558  321.2     1.74
                                         =====                     =====                    =====
Extraordinary item - loss on
 extinguishment of debt                                                               (118) 321.2    (0.37)
                            --------------------------------------------------------------------------------
Total income available to common
 shareholders - basic EPS         $1,420 322.3    $4.41   $   450  321.0   $ 1.40   $1,769  321.2   $ 5.51
                            --------------------------------------------------------------------------------
Income (loss) from continuing
 operations available to common
 shareholders                     $1,343 322.3            $  (657) 321.0            $1,329  321.2
Contingently issuable shares
 (primarily options)                       3.3                         -                      2.3
$3.00 Convertible preference
 stock                                     0.6                         -                      0.8
$2.80 Convertible preference
 stock                                 2   2.6                         -                 2    3.1
                            --------------------------------------------------------------------------------
Income (loss) from continuing
 operations available to common
 shareholders                      1,345 328.8    $4.09      (657) 321.0   $(2.05)   1,331  327.4   $ 4.07
                                         =====                     =====                    =====
Discontinued operations               77 328.8     0.24     1,107  321.0     3.45      558  327.4     1.70
                                         =====                     =====                    =====
Extraordinary item - loss on
 extinguishment of debt                                                               (118) 327.4    (0.36)
                            --------------------------------------------------------------------------------
Total income available to common
 shareholders and assumed
 conversions - diluted EPS(a)     $1,422 328.8    $4.33   $   450  321.0   $ 1.40   $1,771  327.4   $ 5.41
                            --------------------------------------------------------------------------------

(a) No dilution assumed for 1998 due to antidilutive effect on loss from continuing operations.

Note 24 Comprehensive Income
Effective January 1, 1998, the company adopted SFAS No. 130, "Reporting Compre-hensive Income," which established new rules for the reporting of comprehensive income and its components. Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The new disclosures had no im-pact on ARCO's net income, financial position, stockholders' equity or cash flows.
  The related tax effects allocated to each component of other comprehensive income at December 31 were as follows:

                  Unrealized
                 Gain (Loss)     Foreign   Minimum
                          on    Currency   Pension
Millions          Securities Translation Liability
--------------------------------------------------
1999
Pre-tax amount    $     492   $     313  $     27
Tax (expense)
 benefit               (189)       (121)      (11)
              ------------------------------------
Net-of-tax
 amount           $     303   $     192  $     16
              ------------------------------------


1998
Pre-tax amount    $  (1,107)  $     (30) $     11
Tax (expense)
 benefit                426          12        (4)
              ------------------------------------
Net-of-tax
 amount           $    (681)  $     (18) $      7
              ------------------------------------
1997
Pre-tax amount    $     623   $    (299) $    (42)
Tax (expense)
 benefit               (242)        114        16
              ------------------------------------
Net-of-tax
 amount           $     381   $    (185) $    (26)
              ------------------------------------

                   Notes to Consolidated Financial Statements

  Accumulated nonowner changes in equity (accumulated other comprehensive in-come) at December 31 were as follows:

Millions                  1999     1998
----------------------------------------
Net unrealized gain
 (loss) on investments  $  228  $   (75)
Foreign currency
 translation
 adjustment                (30)    (222)
Minimum pension
 liability                 (31)     (47)
                        ----------------
Accumulated other
 comprehensive income
 (loss)                 $  167  $  (344)
                        ----------------


  Unrealized gains (losses) on securities related primarily to changes in the fair value of ARCO's investment in LUKOIL common stock, which had a fair value of $714 million, $225 million and $1.3 billion at December 31, 1999, 1998 and 1997, respectively, and a book value of $342 million.
                                                                  [LOGO OF ARCO]

Note 25 Research and Development
Expenditures for research and development totaled $28 million, $45 million and $38 million for the years ended December 31, 1999, 1998 and 1997, respectively.
                                                                  [LOGO OF ARCO]

Note 26 Unaudited Quarterly Results

Millions, except
per share
amounts               1999     1998
------------------------------------------
Sales and other
operating
revenues
Quarter ended:
 March 31         $  2,415 $  2,536
 June 30             3,047    2,564
 September 30        3,423    2,655
 December 31         3,616    2,548
                  -------------------
Total             $ 12,501 $ 10,303
                  -------------------
Income (loss)
 from continuing
 operations
 before income
 taxes and
 minority
 interest
Quarter ended:
 March 31         $    261 $    190
 June 30               524       32
 September 30          430     (269)
 December 31           701   (1,235)(a, b)
                 -------------------
Total             $  1,916 $ (1,282)
                 -------------------
Net income
 (loss)
Quarter ended:
 March 31         $    165 $    220
 June 30               313      154
 September 30          372      872(c)
 December 31           572     (794)(a, b)
                 -------------------
Total             $  1,422 $    452
                 -------------------
Earned (loss)
 per share
Quarter ended:
 March 31         $   0.51 $   0.67
 June 30          $   0.95 $   0.47
 September 30     $   1.13 $   2.67
 December 31      $   1.74 $  (2.47)

(a) See Note 7 of Notes to Consolidated Financial Statements.
(b) Includes $925 impairment writedown.
(c) Includes $998 net gain on disposition of segments.

                     Supplemental Information (Unaudited)

Oil and Gas Producing Activities
The Securities and Exchange Commission (SEC) defines proved oil and gas re-serves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under exist-ing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
  Petroleum reserves are estimated by ARCO engineers. The estimates include reserves in which ARCO holds an economic interest under production-sharing and other types of operating agreements with foreign governments.
  Reserves attributable to certain oil and gas discoveries were not considered proved as of December 31, 1999 due to geological, technical or economic uncer-tainties. Proved reserves do not include amounts that may result from exten-sions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs. Proved reserves also do not include any reserves attributable to ARCO's 8% interest in LUKOIL, a Russian oil company. Natural gas liquids comprise 11% of petro-leum liquid proved reserves.
  ARCO has no long-term supply contracts to purchase petroleum liquids or nat-ural gas from foreign governments.

  The changes in proved reserves for the years ended December 31 were as fol-lows:


                          Petroleum Liquids (million barrels)                  Natural Gas (billion cubic feet)
                     ------------------------------------------------------------------------------------------------
                              Consolidated                                      Consolidated
                        --------------------------     Other              --------------------------     Other
                         U.S.  International Total  Reserves/1/ Worldwide  U.S.  International Total  Reserves/1/ Worldwide
---------------------------------------------------------------------------------------------------------------------------
Reserves at January 1,
 1997                   2,112       409      2,521        -       2,521   4,776      3,347     8,123        -       8,123
                     ------------------------------------------------------------------------------------------------
Revisions                 115        60        175        -         175     187         17       204        -         204
Improved recovery          10         -         10        -          10      28          3        31        -          31
Purchases                  10        25         35       49          84     165         16       181       67         248
Extensions and
 discoveries               89        55        144        -         144     308        352       660        -         660
Production               (204)      (29)      (233)      (1)       (234)   (389)      (308)     (697)       -        (697)
Consumed                    -         -          -        -           -     (79)       (10)      (89)       -         (89)
Sales                      (1)        -         (1)       -          (1)     (8)         -        (8)       -          (8)
                     ------------------------------------------------------------------------------------------------
Reserves at December
 31, 1997               2,131       520      2,651       48       2,699   4,988      3,417     8,405       67       8,472
                     ------------------------------------------------------------------------------------------------
Revisions                  72       (13)        59        2          61      33        (95)      (62)      (1)        (63)
Improved recovery          30         -         30        -          30       6          5        11        -          11
Purchases                  42       279        321       13         334      74      1,333     1,407      349       1,756
Exchanges                (119)        -       (119)       -        (119)    184          -       184        -         184
Extensions and
 discoveries               88         1         89        -          89     367          -       367        -         367
Production               (192)      (46)      (238)      (2)       (240)   (429)      (325)     (754)     (14)       (768)
Consumed                    -         -          -        -           -     (79)        (9)      (88)       -         (88)
Sales                      (9)       (3)       (12)       -         (12)    (27)         -       (27)       -         (27)
                     ------------------------------------------------------------------------------------------------
Reserves at December
 31, 1998               2,043       738      2,781       61       2,842   5,117      4,326     9,443      401       9,844
                     ------------------------------------------------------------------------------------------------
Revisions                 119        46        165        8         173      59        (58)        1       73          74
Improved recovery          51         4         55        -          55      47          -        47        -          47
Purchases                   7        65         72        6          78     137          3       140      416         556
Extensions and
 discoveries              121         -        121        -         121     380          -       380        -         380
Production               (169)      (56)      (225)      (3)       (228)   (460)      (379)     (839)     (29)       (868)
Consumed                    -         -          -        -           -     (80)       (11)      (91)       -         (91)
Sales                     (13)      (83)       (96)       -         (96)    (42)         -       (42)       -         (42)
                     ------------------------------------------------------------------------------------------------
Reserves at December
 31, 1999               2,159       714      2,873       72       2,945   5,158      3,881     9,039      861       9,900
                     ------------------------------------------------------------------------------------------------
Proved developed
 reserves:
 At January 1, 1997     1,828       150      1,978        -       1,978   4,310      1,780     6,090        -       6,090
 At December 31, 1997   1,821       204      2,025        7       2,032   4,467      1,643     6,110       10       6,120
 At December 31, 1998   1,582       292      1,874       36       1,910   4,480      2,487     6,967      343       7,310
 At December 31, 1999   1,562       365      1,927       42       1,969   4,439      2,323     6,762      330       7,092

/1/Comprises reserves attributable to ARCO's ownership interest in equity affiliates.

                     Supplemental Information (Unaudited)

  Included in ARCO's reserves are 100% of the reserves of Vastar, a consoli-dated subsidiary of which ARCO owned 81.9% at December 31, 1999. Vastar's re-serves comprised 11% and 51% of U.S. petroleum liquids and natural gas re-serves, respectively, at December 31, 1999.
  During 1999, net reserve additions replaced 129% of worldwide oil-equivalent production. During the three-year period 1997-1999, ARCO's net reserve addi-tions replaced 163% of worldwide oil-equivalent production.
  Reserve additions in 1999 were spread fairly evenly among: extensions and discoveries (primarily exploration successes in the Gulf of Mexico deepwater and Alaska); purchases (primarily in the Malaysia-Thailand Joint Development Area and a field under a risked service contract in Venezuela); and revisions.
  Including contracts acquired with UTP, ARCO is a contractor to an affiliate of the Venezuelan government under six risked service contracts. ARCO, either solely or with partners, is responsible for providing capital and technology for the redevelopment of the fields along with operating existing production. In exchange for providing and funding overall operation and field development, ARCO is paid a per-barrel service fee to cover reimbursement of costs plus profit. There are two components to the fees, which include (1) a set fee for contractual baseline production and (2) a fee for incremental production. The fee for incremental production is based on a sliding scale incentive mecha-nism, which is indexed to a basket of international oil prices and overall field profitability.
  Proved reserves and production quantities for Venezuelan operations are re-corded based on ARCO's net working interest in each of the contract areas, "net" meaning reserves excluding royalties and interests owned by others per the contractual arrangements. The Venezuelan government maintains full owner-ship of all hydrocarbons in the fields.
  Natural gas from the North Slope of Alaska, other than that used in provid-ing fuel in North Slope operations or sold to others on the North Slope, is not presently economically marketable.
  ARCO is actively evaluating various technical options for commercializing North Slope gas. Among the options being studied are the construction of gas transportation and liquefied natural gas (LNG) manufacturing facilities and the development of a gas-to-liquids conversion process. ARCO is also working with the State of Alaska to enhance the fiscal and regulatory climate for the ultimate commercialization of North Slope gas resources. Significant technical uncertainties and existing market conditions still preclude gas from such po-tential projects being included in ARCO's reserves.
  ARCO reports reserve estimates to various federal government agencies and commissions. These estimates may cover various regions of crude oil and natu-ral gas classifications within the United States and may be subject to man-dated definitions. There have been no reports since the beginning of the last fiscal year of total ARCO reserve estimates furnished to federal government agencies or commissions which vary from those reported to the SEC.

                     Supplemental Information (Unaudited)


  The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion and amortiza-tion as of December 31 were as follows:

                                      1999                           1998                            1997
                 ------------------------------------------------------------------------------------------------------
Millions                     U.S. International   Total     U.S. International    Total     U.S. International    Total
-----------------------------------------------------------------------------------------------------------------------
Proved properties         $17,112    $11,222    $28,334 $ 16,348   $ 11,345    $ 27,693 $ 15,845   $  6,026    $ 21,871
Unproved properties           428      1,153      1,581      622      1,142       1,764      365        447         812
                 ------------------------------------------------------------------------------------------------------
                           17,540     12,375     29,915   16,970     12,487      29,457   16,210      6,473      22,683
Accumulated
 depreciation,
 depletion and
 amortization              10,782      5,163     15,945   10,569      4,789      15,358   10,559      2,959      13,518
                 ------------------------------------------------------------------------------------------------------
Net capitalized costs       6,758      7,212     13,970    6,401      7,698      14,099    5,651      3,514       9,165
                 ------------------------------------------------------------------------------------------------------
Net capitalized costs of
 equity affiliates*             -        385        385        -        338         338        -         55          55
                 ------------------------------------------------------------------------------------------------------
Total                     $ 6,758    $ 7,597    $14,355 $  6,401   $  8,036    $ 14,437 $  5,651   $  3,569    $  9,220
                 ------------------------------------------------------------------------------------------------------

*ARCO's share

  Costs, both capitalized and expensed, incurred in oil and gas producing ac-tivities during the three years ended December 31 are set forth below. Prop-erty acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells. Development costs include costs of drilling and equipping development wells and construction of production facil-ities to extract, treat and store oil and gas.

                                      1999                        1998                        1997
             --------------------------------------------------------------------------------------------
Millions                U.S. International  Total   U.S. International  Total   U.S. International  Total
---------------------------------------------------------------------------------------------------------
Property acquisition
 costs:
 Proved properties      $149        $   28 $  177 $  235        $2,594 $2,829 $   92        $  224 $  316
 Unproved
  properties              14             5     19     72           512    584    100             8    108
Exploration costs        316           159    475    306           376    682    328           332    660
Development costs        875           832  1,707  1,102         1,200  2,302    692           794  1,486
             --------------------------------------------------------------------------------------------
Total expenditures     1,354         1,024  2,378  1,715         4,682  6,397  1,212         1,358  2,570
             --------------------------------------------------------------------------------------------
Costs incurred of
 equity affiliates*        -            88     88      -           499    499      -           109    109
             --------------------------------------------------------------------------------------------
Total                 $1,354        $1,112 $2,466 $1,715        $5,181 $6,896 $1,212        $1,467 $2,679
             --------------------------------------------------------------------------------------------

*ARCO's share

                     Supplemental Information (Unaudited)

  Results of operations from oil and gas producing activities (including oper-ating overhead) for the three years ended December 31 were as follows:

                                       1999                        1998                         1997
              ----------------------------------------------------------------------------------------------
Millions                 U.S. International  Total   U.S. International   Total    U.S. International  Total
------------------------------------------------------------------------------------------------------------
Revenues:
 Sales                 $1,711        $1,663 $3,374 $1,535        $1,305  $2,840  $1,974        $1,349 $3,323
 Transfers              1,379             -  1,379  1,077             -   1,077   2,074             -  2,074
 Other                     40           131    171     44            75     119      42            45     87
              ----------------------------------------------------------------------------------------------
                        3,130         1,794  4,924  2,656         1,380   4,036   4,090         1,394  5,484
Production costs          463           427    890    609           332     941     615           286    901
Production taxes          308            16    324    273            56     329     420            43    463
Exploration expenses      239           148    387    272           357     629     263           245    508
Depreciation,
 depletion and
 amortization             763           676  1,439    651           517   1,168     681           429  1,110
Impairment                  8             6     14    180         1,267   1,447       -             -      -
Other operating
 expenses                 249           168    417    201           244     445     258           247    505
              ----------------------------------------------------------------------------------------------
Results before
 income taxes           1,100           353  1,453    470        (1,393)   (923)  1,853           144  1,997
Income tax
 expense (benefit)        290            91    381     58          (532)   (474)    609            11    620
              ----------------------------------------------------------------------------------------------
Results of operations
 from oil and gas
  producing
 activities               810           262  1,072    412          (861)   (449)  1,244           133  1,377
              ----------------------------------------------------------------------------------------------
Results from equity
 affiliates*                -            10     10      -            (3)     (3)      -           (6)    (6)
              ----------------------------------------------------------------------------------------------
Total                  $  810        $  272 $1,082 $  412        $ (864) $ (452) $1,244        $  127 $1,371
              ----------------------------------------------------------------------------------------------

*ARCO's share

  The difference between the above results of operations and the amounts re-ported for exploration and production segment net income in Note 2 of Notes to Consolidated Financial Statements is primarily gains or losses on asset sales, the exclusion of non-producing exploration and production units (Alaskan pipe-lines, technical support), minority interest adjustments and, in 1998, re-structuring costs related to oil and gas operations.
  The standardized measure of discounted estimated future net cash flows re-lated to proved oil and gas reserves at December 31 was as follows:

                                    1999                        1998                        1997
                    ----------------------------------------------------------------------------------------
Billions                   U.S. International  Total   U.S. International  Total   U.S. International  Total
------------------------------------------------------------------------------------------------------------
Future cash inflows      $ 53.6    $ 24.6     $ 78.2 $ 21.9    $ 16.2     $ 38.1 $ 36.7        $ 16.6 $ 53.3
Future development and
 production costs          16.8       7.8       24.6   13.0       7.6       20.6   15.0           7.1   22.1
Future income tax
 expense                   12.9       5.8       18.7    2.3       2.9        5.2    7.3           3.5   10.8
                    ----------------------------------------------------------------------------------------
Future net cash flows      23.9      11.0       34.9    6.6       5.7       12.3   14.4           6.0   20.4
10% annual discount        11.9       5.0       16.9    2.7       2.7        5.4    6.5           2.8    9.3
                    ----------------------------------------------------------------------------------------
Standardized measure of
 discounted future net
 cash flows                12.0       6.0       18.0    3.9       3.0        6.9    7.9           3.2   11.1
                    ----------------------------------------------------------------------------------------
Standardized measure of
 discounted future net
 cash
 flows of equity
 affiliates*                  -       0.5        0.5      -       0.1        0.1      -           0.1    0.1
                    ----------------------------------------------------------------------------------------
Total                    $ 12.0    $  6.5     $ 18.5 $  3.9    $  3.1     $  7.0 $  7.9        $  3.3 $ 11.2
                    ----------------------------------------------------------------------------------------


*ARCO's share

                     Supplemental Information (Unaudited)

  Primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31 were as follows:

Billions            1999     1998     1997
-------------------------------------------
Sales and
 transfers of oil
 and
 gas, net of
 production costs  $(3.7) $  (2.7) $  (4.0)
Extensions,
 discoveries and
 improved
 recovery, less
 related costs       1.6      0.5      0.9
Revisions of
 estimates of
 reserves proved
 in prior years:
 Quantity esti-
  mates              0.9        -      0.7
 Net changes in
  price and
  production costs  17.0    (11.3)    (8.4)
Purchases/sales     (0.1)     3.1      0.5
Other               (0.5)    (0.6)    (0.7)
Accretion of
 discount            1.0      1.7      2.4
Development costs
 incurred
 during the
 period              1.7      2.3      1.5
Net change in
 income taxes       (6.4)     2.8      2.3
                    -----------------------
Net change         $11.5  $  (4.2) $  (4.8)
                    -----------------------

  Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pre-tax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.
  These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to ARCO. Management's investment and oper-ating decisions are based on reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and on different price and cost assumptions from those used here. Benchmark prices used in preparing the Supplemental Oil and Gas Information were $25.60, $12.05, and $17.64 for the years ended December 31, 1999, 1998 and 1997, respectively.
  It should be recognized that applying current costs and prices and a 10% standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                           EXECUTIVE OFFICERS OF ARCO

  SEC rules require the designation by the company of its officers who are deemed "executive officers" for purposes of the proxy rules and insider report-ing rules. The employees named below are ARCO's executive officers as of Febru-ary 28, 2000. Designations for operating units have changed over time; names given are those in effect at time position was held.


  Mike R. Bowlin, 57     Mr. Bowlin has been Chairman of the Board of ARCO since July
  Chairman of the Board  1995, Chief Executive Officer since July 1994, and a director
  and Chief Executive    since June 1992. He served as President (June 1993-January
  Officer                1998), an Executive Vice President (June 1992-May 1993) and a
                         Senior Vice President of ARCO (August 1985-June 1992), President
                         of ARCO International Oil and Gas Company (November 1987-June
                         1992), President of ARCO Coal Company (August 1985-July 1987), a
                         Senior Vice President of International Oil and Gas Acquisitions
                         (July 1987-November 1987), a Vice President of ARCO (October
                         1984-July 1985) and a Vice President of ARCO Oil and Gas Company
                         (April 1981-December 1984). He has been an officer of the
                         company since 1984.

--------------------------------------------------------------------------------

  Michael E. Wiley, 49  Mr. Wiley has been President and Chief Operating Officer of ARCO
  President and Chief   since October 1998. He was an Executive Vice President of ARCO
  Operating Officer     (March 1997-September 1998) and a director (June 1997-May 1998).
                        He served as Chief Executive Officer of Vastar (January 1994-
                        March 1997) and President (September 1993-March 1997). Prior to
                        the formation of Vastar, he was Senior Vice President of ARCO
                        (June 1993-June 1994), President of ARCO Oil and Gas Company
                        (June-October 1993) and Vice President of ARCO and Manager of
                        ARCO Exploration and Production Technology (1991-1993). He has
                        been an officer of the company since 1997. He also serves as
                        Chairman of the Board of Vastar.

--------------------------------------------------------------------------------

  Marie L. Knowles, 53      Mrs. Knowles has been an Executive Vice President and the Chief
  Executive Vice President  Financial Officer of ARCO since July 1996. She was a director of
  and Chief Financial       ARCO (July 1996-May 1998). She served as a Senior Vice President
  Officer                   of ARCO and President of ARCO Transportation Company (June 1993-
                            July 1996), Vice President and Controller of ARCO (July 1990-May
                            1993), Vice President of Finance, Control and Planning of ARCO
                            International Oil and Gas Company (July 1988-July 1990), and
                            Assistant Treasurer of Banking of ARCO (October 1986-July 1988).
                            She has been an officer of the company since 1990. She also serves as a director of Vastar.

--------------------------------------------------------------------------------

  J. Kenneth Thompson, 48   Mr. Thompson has been an Executive Vice President of ARCO since
  Executive Vice President  January 1998. He was a Senior Vice President of ARCO and
                            President of ARCO Alaska, Inc. (June 1994-January 1998). He was
                            a Vice President of ARCO and a Vice President of ARCO
                            Exploration and Production Technology (June 1993-June 1994) and
                            a Senior Vice President, Western District of ARCO Oil and Gas
                            Company (January 1990-June 1993). He has been an officer of the company since 1993.

--------------------------------------------------------------------------------

  Donald R. Voelte, Jr., 47  Mr. Voelte has been an Executive Vice President since October
  Executive Vice President   1998. He served as a Senior Vice President of ARCO (April 1997-
                             September 1998). He previously worked 22 years for the Mobil
                             Corporation, where his last position was President of Mobil Oil
                             Company's New Exploration and Producing Ventures (1994-April
                             1997). He has been an officer of the company since 1997. He also serves as a director of Vastar.

  Terry G. Dallas, 49    Mr. Dallas has been a Senior Vice President of ARCO since
  Senior Vice President  November 1996 and Treasurer since January 1994. He was a Vice
  and Treasurer          President of ARCO (June 1993-November 1996), the Vice President,
                         Corporate Planning (June 1993-January 1994), and Assistant
                         Treasurer, Corporate Finance of ARCO (1990-1993) and Manager,
                         Finance, Control and Planning, ARCO British, Ltd. (1988-1990).
                         He has been an officer of the company since 1993. He also serves as a director of Vastar.

--------------------------------------------------------------------------------

  John H. Kelly, 45      Mr. Kelly has been a Senior Vice President, Human Resources of
  Senior Vice President  ARCO since January 1997. He was Vice President, Human Resources of ARCO (June 1993-January 1997). He served as Vice President,
                         Human Resources of ARCO Oil and Gas Company (August 1991-June
                         1993). He has been an officer of the company since 1993.

--------------------------------------------------------------------------------

  Kevin O. Meyers, 45    Mr. Meyers has been a Senior Vice President of ARCO since July
  Senior Vice President  1998 and President of ARCO Alaska, Inc. since February 1998. He was Senior Vice President, Prudhoe Bay Unit of ARCO Alaska, Inc.
                         (January 1996-January 1998) and the Vice President, Engineering
                         and Technology of ARCO International Oil and Gas Company
                         (February 1994-December 1995). He has been an officer of the company since 1998.

--------------------------------------------------------------------------------

  Roger E. Truitt, 54    Mr. Truitt has been a Senior Vice President of ARCO and
  Senior Vice President  President of ARCO Products Company since November 1997. He was
                         Senior Vice President, Asia Region, ARCO International Oil and
                         Gas Company (November 1994-November 1997), a Senior Vice
                         President of ARCO Products Company (January 1994-November 1994)
                         and a Vice President of ARCO International Oil and Gas Company
                         (December 1991-December 1993). He has been an officer of the company since 1997.

--------------------------------------------------------------------------------

  Bruce G. Whitmore, 55   Mr. Whitmore has been the Senior Vice President, General Counsel
  Senior Vice President,  and Corporate Secretary of ARCO since December 1994. He served
  General Counsel and     as Vice President and General Counsel of ARCO Chemical Company
  Corporate Secretary     (October 1990-December 1994) and as Associate General Counsel,
                          Finance and Corporate Affairs of ARCO (June 1986-September
                          1990). He has been an officer of the company since 1994.

--------------------------------------------------------------------------------

  Allan L. Comstock, 56  Mr. Comstock has been a Vice President and Controller of ARCO
  Vice President and     since June 1993. He was a Vice President of ARCO Chemical
  Controller             Company (October 1989-June 1993) and General Auditor of ARCO
                         (November 1985-October 1989). He has been an officer of the company since 1993.

--------------------------------------------------------------------------------

  Dennis D. Schiffel, 56  Mr. Schiffel has been the Vice President, Corporate Planning of
  Vice President          ARCO since November 1998. He was the Vice President, Investor
                          Relations, of ARCO (1996-1998), the Vice President, Finance,
                          Planning and Control of ARCO International Oil and Gas Company
                          (1992-1996). He has been an officer of the company since 1998.

--------------------------------------------------------------------------------

  Beverly L. Thelander, 44  Ms. Thelander has been the Vice President, Communications,
  Vice President            Public Affairs and Investor Relations since November 1998. She served as Vice President of Wholesale Marketing, Distribution
                            and Supply for ARCO Products Company (September 1996-October
                            1998), Vice President of Finance, Planning and Control of ARCO
                            Transportation Company (January 1994-August 1996), and
                            Controller of ARCO Products Company (October 1991-December
                            1993). She has been an officer of the company since 1998.

                               DIRECTORS OF ARCO

  Set forth below are the members of the Board of Directors of ARCO at February 28, 2000. None of the directors except for Mike Bowlin, Chairman of the Board, is an employee of ARCO.


  Mike R. Bowlin, 57       Director since 1992. Chairman of the Board since July 1995.
  Chairman of the Board    Officer of ARCO since 1984. Director of Wells Fargo and
  and                      Company. See page 68 for positions held as employee of ARCO.
  Chief Executive Officer
  of ARCO

---------------------------------------------------------------------------------------

  Frank D. Boren, 65       Director of ARCO since 1990. Chairman of the Board of
                           Sustainable Conservation since 1999 and President (1992-
                           1999). President, The Nature Conservancy (January 1987-
                           January 1990), Partner, McNeill Enterprises (real estate)
                           (1980-1986 and January 1990-1999) and Partner in the law
                           firm of Paul, Hastings, Janofsky & Walker (1968-1980).

---------------------------------------------------------------------------------------

  John Gavin, 69           Director of ARCO since 1989. Partner/Managing Director of
                           Hicks, Muse, Tate & Furst Latin America since 1995 and
                           Chairman of Gamma Holdings (international capital and
                           consulting) since January 1990. Former United States
                           Ambassador to Mexico. Director of Apex Mortgage Capital,
                           International Wire Holdings, Krause's Furniture, Inc., and
                           Hotchkis & Wiley Funds, a Merrill-Lynch Company.

---------------------------------------------------------------------------------------

  Kent Kresa, 62           Director of ARCO since 1993. Chairman, President and Chief
                           Executive Officer of Northrop Grumman Corporation
                           (aerospace) since 1990. President and Chief Operating
                           Officer of Northrop Corporation (1987-1990). Director of
                           Avery Dennison Corporation.

---------------------------------------------------------------------------------------

  Arnold G. Langbo, 63     Director of ARCO since 1998. Director of Kellogg Company
                           (cereal products) since 1990, Chairman of the Board since
                           1992, and Chief Executive Officer (1992-1999). President and
                           Chief Operating Officer (1990-1992). Director of Johnson &
                           Johnson, Whirlpool Corporation, and Weyerhaeuser.

---------------------------------------------------------------------------------------

  David T. McLaughlin, 68  Director of ARCO since 1993. Chairman and Chief Executive
                           Officer of Orion Safety Products (formerly Standard Fusee
                           Corporation) since 1988, Retired President and Chief
                           Executive Officer of The Aspen Institute (1988-1997).
                           President Emeritus of Dartmouth College (1981-1987).
                           Chairman of the Board, CBS, Chairman of the Board, PartnerRe
                           Ltd., Director of Atlas Air.

---------------------------------------------------------------------------------------

  John B. Slaughter, 65    Director of ARCO since 1989. Professor, University of
                           Southern California since 1999. President Emeritus of
                           Occidental College (1988-1999). Chancellor, University of
                           Maryland (1982-1988). Director of Avery Dennison
                           Corporation, International Business Machines Corporation,
                           Northrop Grumman Corporation and Solutia, Inc.

---------------------------------------------------------------------------------------

  Gary L. Tooker, 60       Director of ARCO since January 1998. Director of Motorola,
                           Inc. (manufacturer of electronics products) since 1986,
                           former Chairman of the Board (1997-1999), Vice Chairman and
                           Chief Executive Officer (1993-1996) and President and Chief
                           Operating Officer (1990-1993). Director of Eaton
                           Corporation.

  Henry Wendt, 66      Director of ARCO since 1987. Chairman of Global Health Care
                       Partners of DLJ Merchant Banking Partners, a Donaldson,
                       Lufkin & Jenrette Company (private equity investment) since
                       January 1997. Former Chairman of the Board of SmithKline
                       Beecham, PLC and its USA subsidiary SmithKline Beecham
                       Corporation (health care products) (1989-1994). Director of
                       Allergan, Inc. and West Marine Corp.

----------------------------------------------------------------------------------

  Gayle E. Wilson, 57  Director of ARCO since January 1999. Director of Chela
                       Financial, Inc. (secondary student loans) since 1999.
                       Trustee of the California Institute of Technology since
                       1995, Trustee of the Center for Excellence in Education since 1986 (Chairperson 1992-1994), Board member of
                       Children's Institute International since 1985, Chairperson,
                       Advisory Committee for California Court Appointed Special
                       Advocates since 1992, Board member of the Center Theatre
                       Group since 1998, and Board member of Children's Hospital
                       Los Angeles Foundation since 1998.


     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten per-cent of the common stock or either class of the Preference Stocks must file initial reports of ownership and reports of changes in ownership with the Se-curities and Exchange Commission ("SEC") and the New York Stock Exchange pur-suant to Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, the company believes that all filing requirements were met during 1999.

ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

                           Summary Compensation Table

                                                                           Long-Term
                                                                          Compensation
                                                                       ---------------------
                                         Annual Compensation           Awards      Payouts
                               --------------------------------------- -------    ----------
                                                          Other Annual                        All Other
                                                          Compensation Options    Restricted Compensation
     Name & Position           Year Salary ($) Bonus ($)      ($)        (#)      Stock (#)      ($)
                                                              (1)        (2)         (3)         (4)
   ------------------------------------------------------------------------------------------------------
     Mike R. Bowlin            1999 $  980,000 $1,557,710   $ 14,377   217,329      18,220     $131,270
     Chairman of the Board     1998 $  980,000 $  740,000   $167,131   131,986       3,036     $117,722
     Chief Executive Officer   1997 $1,017,693 $1,249,500   $121,584   122,098      12,144     $128,788
   ------------------------------------------------------------------------------------------------------
     Michael E. Wiley (5)      1999 $  642,308 $  841,500   $ 16,731    96,436       7,100     $ 89,432
     President                 1998 $  525,769 $  332,500   $ 42,984   140,902       1,183     $ 59,553
     Chief Operating Officer   1997 $  497,692 $  450,000   $ 18,879    85,698       4,732     $ 81,750
   ------------------------------------------------------------------------------------------------------
     Marie L. Knowles          1999 $  500,000 $  662,010   $ 13,244    74,560       7,100     $ 82,193
     Executive Vice President  1998 $  500,000 $  310,000   $ 47,437    46,571       1,183     $ 67,069
     Chief Financial Officer   1997 $  509,615 $  475,000   $ 31,490    59,098       4,732     $ 73,279
   ------------------------------------------------------------------------------------------------------
     J. Kenneth Thompson       1999 $  455,000 $  607,312   $ 35,645    67,841       3,928     $ 70,202
     Executive Vice            1998 $  449,231 $  265,000   $185,166    82,961(6)      654     $ 59,391
     President                 1997 $  368,654 $  350,000   $ 24,352    26,868       2,616     $ 60,898
   ------------------------------------------------------------------------------------------------------
     Donald R. Voelte, Jr.     1999 $  455,000 $  607,312   $ 12,541    67,841       4,104     $ 55,960
     Executive Vice            1998 $  414,173 $  230,000   $ 37,027    75,690(7)      684     $ 44,409
     President                 1997 $  306,154 $  270,000   $713,197   142,019       2,736     $ 27,601

Notes to Summary Compensation Table

(1) Other Annual Compensation. "Other Annual Compensation" includes the following categories of income:

   . income imputed under IRS rules that represents imputed interest on relocation loans

   . amounts of tax gross-ups for
     [] relocation expense
     [] financial counseling reimbursements
     [] certain other items reported under IRS rules as imputed income

   . amount of interest accrued under Executive Deferral Plan that exceeds
     120% of a specified IRS rate.

   . special payments in lieu of salary increases and a 1997 sign-on bonus to Mr. Voelte.

(2) Types of Option Grants. Two types of option grants are made under the Executive Long-Term Incentive Plan:

   . regular annual option grants made in February of each year for the preceding fiscal year

   . special grants upon promotions and other special circumstances.

   Special grants. Special grants were as follows:

Mr. Thompson
 Executive Vice
  President......  36,390 options January 1998
Mr. Voelte
 Senior Vice
  President...... 119,000 options April 1997
 Executive Vice
  President......  41,150 options October 1998
Mr. Wiley
 Executive Vice
  President......  26,600 options March 1997
 President and
  Chief Operating
  Officer........  82,300 options October 1998

Number of Dividend Share Credits. The number of dividend share credits accrued during each year with respect to options granted prior to 1997 are shown below:


                  1999   1998   1997
                 ------ ------ ------
   Mr. Bowlin    20,796 22,150 21,149
   Mr. Wiley       none   none   none
   Mrs. Knowles   3,899  4,475  4,526
   Mr. Thompson   2,487  2,974  3,198
   Mr. Voelte      none   none   none

Notes to Summary Compensation Table

Computation of Dividend Share Credits. Dividend share credits are allocated to an optionee's account whenever dividends are declared on common stock. The number of credits is computed by

   . multiplying the dividend rate per share times

    (1) the number of eligible options plus
    (2) the number of dividend share credits then accrued

   . and dividing the resulting number by the fair market value of the common stock on the dividend record date.

The value of the accrued dividend share credits is not fixed until the eligible options are exercised, surrendered or canceled. The value, which is received in shares of stock or cash, is equal to the number of accrued credits allocated to the options being exercised multiplied by the fair market value of the common stock on the date of exercise. Until the option exercise date the optionee has no right to their value.

(3) Restricted Stock Awards. The Executive Long-Term Incentive Plan was amended in 1997 to provide for grants of restricted stock. Participants may earn restricted stock based on ARCO's total return to shareholders as measured against that of a peer group. The table shows the original grants for each of the years listed, before the re-investment of dividends. A table showing the outstanding number of shares of contingent restricted stock, which may be issued in the form of restricted stock upon maturation of the performance period, is included at page 77.

  1999 Grant Date Values. The value of the awards for 1999 (issued on February 28, 2000), based on the fair market value of $68.81 per share on the date of issuance, for each named officer is shown below:

     Mr. Bowlin   $1,253,718
     Mr. Wiley    $  488,551
     Mrs. Knowles $  488,551
     Mr. Thompson $  270,286
     Mr. Voelte   $  282,396

  Year-End Values for 1997 and 1998 Grants. The value of the shares of restricted stock awarded for the years 1997 and 1998, based on the fair market value of $86.50 per share on December 31, 1999, for each named officer is shown below:

     Mr. Bowlin   $1,391,527
     Mr. Wiley    $  542,219
     Mrs. Knowles $  542,219
     Mr. Thompson $  299,756
     Mr. Voelte   $  313,506

  The year-end valuation of the restricted stock includes quarterly dividends reinvested in restricted stock following the grant date.

  None of these year end or grant date values gives effect to the diminution in value attributable to the restrictions on such stock.

Notes to Summary Compensation Table

 (4) All Other Compensation includes the amounts shown below:

                                 Mr.     Mr.    Mrs.     Mr.      Mr.
                         Year  Bowlin   Wiley  Knowles Thompson Voelte
                         ----  ------- ------- ------- -------- -------
   Executive
    Supplementary        1999  $78,400 $51,385 $40,000 $36,400  $36,400
    Savings Plan         1998  $78,400 $42,061 $40,000 $35,938  $33,134
    contributions        1997  $81,416 $39,815 $40,769 $29,492  $ 9,846
   Incremental
    Executive            1999  $    -- $    -- $    -- $    --  $    --
    Medical              1998  $    -- $    -- $    -- $    --  $    --
    Plan premiums*       1997* $ 5,309 $ 4,496 $ 5,309 $ 5,309  $ 2,654
   Financial             1999  $13,200 $19,400 $17,200 $17,200  $13,200
    Counseling           1998  $ 8,000 $    -- $ 8,000 $ 6,200  $ 4,650
    reimbursements       1997  $ 8,000 $12,400 $ 8,000 $ 6,200  $10,600
   Executive Life        1999  $39,670 $18,647 $24,993 $16,602  $ 6,360
    Insurance Plan**     1998  $27,509 $10,455 $15,312 $10,919  $ 2,888
                         1997  $29,488 $16,595 $14,692 $12,305  $ 1,885
   Long-Term Disability  1999  $    -- $    -- $    -- $    --  $    --
    Plan imputed         1998  $ 3,813 $ 7,037 $ 3,757 $ 6,333  $ 3,737
    income               1997  $ 4,575 $ 8,444 $ 4,509 $ 7,592  $ 2,616

   * Represents premium for period ended July 1, 1997, when this plan was terminated.

  ** SEC rules require the reporting of value received in respect of executive life insurance. These numbers have been calculated pursuant to SEC rules.

 (5) Mr. Wiley's salary for the first three months of 1997 was paid to him by Vastar where he held the position of Chief Executive Officer and President. He now serves as Chairman of the Board of Vastar. Mr. Wiley was elected Executive Vice President of ARCO on March 31, 1997, and was elected President and Chief Operating Officer in October 1998.

 (6) Mr. Thompson was elected Executive Vice President in January 1998. He was previously a Senior Vice President of ARCO.

 (7) Mr. Voelte was elected Executive Vice President in October 1998. He joined ARCO as a Senior Vice President in April 1997.

                            Option Grants for 1999

                                 Individual Grants(1)
                      ---------------------------------------------------
                             % of Total                             Potential Realizable Value at
                              Options                               Assumed Annual Rates of Stock
                     Options Granted to Exercise                    Price Appreciation for Option
                     Granted Employees   Price                                 Term(2)
        Name           (#)    for 1999   ($/Sh)   Expiration Date
                                                      ------------------------------------------
                                                                         5%              10%
--------------------------------------------------------------------------------------------------
  M. R. Bowlin       217,329   12.1%     $68.81  February 28, 2010 $     9,403,826 $    23,834,471
--------------------------------------------------------------------------------------------------
  M. E. Wiley         96,436    5.4%     $68.81  February 28, 2010 $     4,172,786 $    10,576,138
--------------------------------------------------------------------------------------------------
  M. L. Knowles       74,560    4.2%     $68.81  February 28, 2010 $     3,226,211 $     8,176,995
--------------------------------------------------------------------------------------------------
  J. K. Thompson      67,841    3.8%     $68.81  February 28, 2010 $     2,935,480 $     7,440,122
--------------------------------------------------------------------------------------------------
  D. R. Voelte, Jr.   67,841    3.8%     $68.81  February 28, 2010 $     2,935,480 $     7,440,122
--------------------------------------------------------------------------------------------------
  Appreciated Per Share Stock Price(3)                             $        112.59 $        179.28
--------------------------------------------------------------------------------------------------
  Estimated Value to All Stockholders(3)                           $14,042,932,075 $35,587,057,681
--------------------------------------------------------------------------------------------------

Notes to Option Grant Table

(1) General. Option grants were made pursuant to the Executive Long-Term Incentive Plan. These options:

   . are granted at an exercise price equal to 100% of the fair market value on the date of grant,

   . become exercisable over a three-year period

   . in the case of options issued prior to April 1, 1999, which become exercisable immediately upon a change of control and

   . expire in ten years.

   Specific. The options having an exercise price of $68.81 were granted on February 28, 2000 based on individual and company performance for 1999. They vest in three equal portions on February 28, 2001, February 28, 2002, and February 28, 2003, and are not subject to accelerated vesting upon a change of control.

(2) We are required by the SEC to use a 5% and a 10% assumed rate of appreciation over the ten-year option term. This does not represent the company's estimate or projection of future common stock performance. If the company's common stock does not appreciate in value, the named executive officers will not receive any benefit from the options.

(3) Based on total number of common shares outstanding on December 31, 1999 of 323,048,817 and the 1999 weighted average grant price of $69.12.

                      Aggregated Option Exercises in 1999
                          and Year-End Option Values
                           (As of December 31, 1999)

                                                Total Number          Value of in-the-Money
                                           of Unexercised Options    Unexercised Options at
                       Shares                  at Year-End(1)            Year-End(2)(3)
                      Acquired    Value   ------------------------- -------------------------
                     on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
       Name            (#)(4)      ($)        (#)          (#)          ($)          ($)

---------------------------------------------------------------------------------------------
  M. R. Bowlin             0         0      561,874      241,188    $16,591,778  $5,567,593

---------------------------------------------------------------------------------------------
  M. E. Wiley              0         0       64,483      162,117    $ 1,056,825  $3,364,720

---------------------------------------------------------------------------------------------
  M. L. Knowles            0         0      122,181       96,842    $ 3,277,578  $2,121,717

---------------------------------------------------------------------------------------------
  J. K. Thompson           0         0       89,632       94,869    $ 2,339,983  $2,037,003

---------------------------------------------------------------------------------------------
  D. R. Voelte, Jr.        0         0      100,906      116,803    $ 1,906,842  $2,475,388

-------------------------------------------------------------------------------

Notes to Option Exercise Table

(1) Options awarded prior to 1997 carry with them the right to a potential payment in respect of dividend share credits. See Note (2) of Notes to Summary Compensation Table on pages 72-73.

(2) Closing price of ARCO common stock on December 31, 1999 was $86.50.

(3) For illustrative purposes only, set forth below are the hypothetical aggregate values of both in-the-money exercisable options and unexercisable options, including the value of the dividend share credits accrued through December 31, 1999 in respect of options granted prior to 1997.

   These calculations assume these options were exercised on December 31, 1999 at the closing price of $86.50. All unexercisable in-the-money options were granted in 1997 or later and therefore do not carry with them the right to dividend share credits.

                        Year-End In-the-Money
                      Option Values, Including
                    Dividend Share Credit Values
              -----------------------------------------
              Exercisable Options Unexercisable Options
              ------------------- ---------------------
Mr. Bowlin        $27,794,854          $5,567,593
Mr. Wiley         $ 1,056,825          $3,364,720
Mrs. Knowles      $ 5,003,734          $2,121,717
Mr. Thompson      $ 3,592,317          $2,037,003
Mr. Voelte        $ 1,906,842          $2,475,388

(4) Represents number of options exercised; underlying shares were sold for "value realized."

   1985 Executive Long-Term Incentive Plan Outstanding Awards of Contingent
                               Restricted Stock

Set forth below are the grants of shares of Contingent Restricted Stock out-standing on February 28, 2000.

There were no new grants of Contingent Restricted Stock made on February 28, 2000.

                                          Performance    Potential Future
                               Number of   or Other          Payouts
                               Shares of    Period       Number of Shares
                               Contingent    Until    ----------------------
                         Grant Restricted Maturation  Minimum Target Maximum
          Name           Year    Stock     or Payout    (#)    (#)     (#)

----------------------------------------------------------------------------

 Mike R. Bowlin          2000         0           --      0        0       0
                         1999    35,918    1999-2001      0   35,918 107,754
                         1998    27,566    1998-2000      0   27,566  82,698

----------------------------------------------------------------------------
 Michael E. Wiley        2000         0           --      0        0       0
                         1999    15,948    1999-2001      0   15,948  47,844
                         1998    10,668    1998-2000      0   10,668  32,004

----------------------------------------------------------------------------
 Marie L. Knowles        2000         0           --      0        0       0
                         1999    12,674    1999-2001      0   12,674  38,022
                         1998    10,668    1998-2000      0   10,668  32,004

----------------------------------------------------------------------------
 J. Kenneth Thompson     2000         0           --      0        0       0
                         1999    12,674    1999-2001      0   12,674  38,022
                         1998     5,656    1998-2000      0    5,656  16,968

----------------------------------------------------------------------------
 Donald R. Voelte, Jr.   2000         0           --      0        0       0
                         1999     9,400    1999-2001      0    9,400  28,200
                         1998     4,845    1998-2000      0    4,845  14,535

Shares of contingent restricted stock are awarded at the beginning of each performance measurement period. The number of contingent shares is adjusted at the end of the performance measurement period based on the company's total shareholder return relative to the companies in the comparison group, with ac-tual awards ranging from zero to three times the number of contingent re-stricted stock shares. The contingent shares are converted into performance-based restricted stock shares at the end of a three-year performance measure-ment period. Typically, the restricted shares will vest fully after two addi-tional years of service, during which time dividends will be reinvested in ARCO stock.

                     Estimated Regular Retirement Benefits

The following table shows estimated annual regular pension benefits payable to officers and other key employees upon retirement on January 1, 2000 at age 65 under the provisions of ARCO's qualified pension plan as well as its non-qual-ified supplementary retirement plan, based on remuneration and years of serv-ice.

    Average
     final
   earnings
  (average of
    highest
     three
  consecutive
   years of
  base salary
     plus
    Annual
   Incentive              Approximate annual benefit for years of
     Plan                    membership service indicated(1)(2)
    awards)
               -------------------------------------------------------------
                15 Years  20 Years 25 Years  30 Years   35 Years   40 Years
----------------------------------------------------------------------------
  $2,250,000     $518,000 $691,000 $864,000 $1,037,000 $1,210,000 $1,373,000
   2,000,000      461,000  614,000  768,000    921,000  1,075,000  1,220,000
   1,750,000      403,000  537,000  672,000    806,000    940,000  1,067,000
   1,500,000      345,000  460,000  575,000    690,000    806,000    914,000
   1,250,000      287,000  383,000  479,000    575,000    671,000    761,000
   1,000,000      230,000  306,000  383,000    459,000    536,000    609,000
     750,000      172,000  229,000  287,000    344,000    401,000    456,000
     500,000      114,000  152,000  190,000    228,000    267,000    303,000
     250,000       56,000   75,000   94,000    113,000    132,000    150,000

Notes To Estimated Regular Retirement Benefits.

(1) The amounts shown are based upon a number of assumptions, including:

  . Retirement date of January 1, 2000.

  . Payment option: benefit for the life of employee, with a minimum payment period of 60 months. If a lump sum or other payment option is elected, the amount will change.

  . Benefits are not subject to deduction for Social Security benefits or other offsets.

(2) Credited years of service at December 31, 1999:

   Mr. Bowlin    31 years
   Mr. Wiley     27 years 8 months
   Mrs. Knowles  26 years
   Mr. Thompson  26 years
   Mr. Voelte    2 years 9 months

                      Compensation of Board of Directors

Directors' Fees
Directors' fees, paid only to directors who are not ARCO employees, are as follows:

   Annual board retainer
    fee                     $52,000
   Annual committee chair
    retainer fee            $10,000
   Fee for each board and
    committee meeting
    attended                $ 1,000

  At least 65% of the annual retainer fee is paid in restricted stock as de-scribed below.

Restricted Stock Plan for Outside Directors
Under the Company's Restricted Stock Plan for Outside Directors, each non-em-ployee director is required to receive at least 65% of the cash value of the annual retainer fee in the form of restricted stock. A director may elect to receive the entire value of the annual retainer and other fees in restricted stock. In February of each year, the applicable number of shares of restricted stock to be issued to each non-employee director is calculated and the shares are deposited in an account maintained by First Chicago Trust Company.

  When the Restricted Stock Plan was adopted as of January 1, 1997, the re-tirement plan for outside directors was terminated, and each participant re-ceived a grant of restricted stock during 1997 equal to the value of the di-rector's accrued retirement benefits. In addition, participants on March 31, 1997 were given the opportunity for a one-time conversion of their cash defer-ral plan account balances into restricted stock.

  All dividends are reinvested in shares of restricted stock. The restrictions are lifted following the director's normal retirement from the Board of Direc-tors.

  No member of the Board of Directors serves on the committee administering this plan.

Stock Option Plan for Outside Directors
Under the Stock Option Plan for Outside Directors, each newly elected director is granted ten-year options to purchase 5,000 shares of common stock at the fair market value of the stock on the date of grant; the option vests 30 days following the grant.

  Prior to 1997, each director received a one-time grant of options to pur-chase 1,000 shares of common stock. These pre-1997 options (now options for 2,000 shares following the 1997 stock split) also carry with them the right to receive dividend share credits. Dividend share credits are described on page 73.

  No member of the Board of Directors serves on the committee administering this plan.

                        Change of Control Arrangements

General
Prior to the approval of the merger agreement with BP Amoco on March 31, 1999, the Board of Directors had adopted change of control arrangements that applied generally to employees, including the named executive officers.
  In connection with approval of the merger agreement, the Board modified some of these change of control provisions. The change of control arrangements that will become effective upon consummation of the merger with BP Amoco are de-scribed below.

Effect of BP Amoco Combination on Change of Control Arrangements
Pursuant to the merger agreement between BP Amoco and ARCO, the consummation of the merger will be considered a change of control within the meaning of AR-CO's various change of control arrangements. BP Amoco and ARCO agreed that all of the change of control provisions would become operative immediately follow-ing the consummation of the merger. The merger agreement also specifically provides that all ARCO stock-related benefits automatically will be converted into the right to purchase or receive BP Amoco ordinary shares, which will be issued in the form of BP Amoco ADSs. The consummation of the merger is subject to the outcome of the pending litigation. See "BP Amoco Combination" on page 1.

Severance Benefits
Executive officers whose employment is involuntarily or constructively terminated within 24 months following a change of control will receive severance benefits that include:

  (1) an enhancement of the normal retirement benefit, known as the "5+5" be-cause the enhancement adds five years of age and five years of service to the normal retirement benefit, payable in the form of a lump sum or an annuity,
  (2) a severance benefit equal to the product of one and one-half weeks of pay for each year of continuous service, capped at 36 weeks of pay, payable in a lump sum,
  (3) a cash amount equal to the excess, if any, by which the amount equal to three times the executive's total current compensation exceeds the sum of (1) plus (2) above. Current compensation is defined as annualized current base salary plus (a) the greater of the amount of the average cash bonus paid during the last three years or the target bonus for the current year plus (b) the average of any payment in lieu of merit awards over the preceding three years,
  (4) payment of the executive's pro-rated target Annual Incentive Plan (AIP) award, and
  (5) the continuation of health, dental and life insurance coverage for 36 months.

The sum of (1), (2) and (3) above constitutes the severance allowances set forth below. For purposes of this presentation, a lump sum payout has been as-sumed, and the amounts shown have been calculated as the present value of that lump sum amount on December 31, 2000, using a discount rate of 6.6%.

                                                                      Severance
                                                                      Allowances
                                                                      ----------
Mike R. Bowlin ...................................................... $7,421,364
Michael E. Wiley.....................................................  5,352,694
Marie L. Knowles.....................................................  3,785,241
J. Kenneth Thompson..................................................  3,024,004
Donald R. Voelte, Jr.................................................  2,532,312

Other Change of Control Benefits
All executive officers, regardless of post-merger employment status, will re-ceive the following benefits upon a change of control:

  (1) crediting of prospective dividend share credits (future undeclared and unpaid dividends),
  (2) vesting of a pro-rated number of shares in respect of contingent stock awards,
  (3) lifting of restrictions on restricted stock, and
  (4) vesting of previously unvested stock options, other than options issued after April 1, 1999.

  In addition to the change of control-related benefits, upon termination of employment, each of the named executive officers will receive normal retire-ment benefits, including payments under the retirement plan, the supplementary executive retirement plan and the executive deferral plan, and will continue to hold previously vested options and other stock rights. The date of actual receipt of certain of the retirement benefits will depend on an individual's age and length of service at the time of termination and on individual payout elections.
  Prospective Dividend Share Credits (DSCs). Under ARCO's Executive Long-Term Incentive Plan (LTIP), for all option grants made prior to 1997, DSCs are credited to an optionee's account whenever dividends are declared on ARCO common stock. The number of credits is computed by multiplying the dividend rate per share times the sum of (1) the number of eligible options and (2) the number of DSCs then accrued and then dividing the resulting number by the stock price on the dividend record date. Upon exercise of options having the right to DSCs, the option holder is entitled to receive an additional number of shares equal to the number of DCSs then accrued with respect to the options being exercised. Upon a change of control, the number of prospective DSCs yet to be accrued for the remaining term of a particular option grant are accelerated and vested.
  Conversion and Vesting of Contingent Restricted Stock. Under the LTIP, since 1997, grants of contingent restricted stock have been awarded having one- to three-year performance periods. At the conclusion of the performance period, grants of restricted stock are made in amounts ranging from zero to three times the number of contingent shares awarded, depending on ARCO's performance relative to a peer group of other oil and gas companies. Upon a change of control, a prorated number of shares of common stock are granted based on the portion of the three-year performance cycle completed.
  Restricted Stock. Under the LTIP, performance based restricted stock was granted in each of 1999 and 2000, with each grant having a two-year restricted period. Dividends paid after the grant date have been reinvested in additional restricted stock. Under the change of control provisions, the restricted stock vests immediately upon the consummation of the merger.
  Unvested Options. All unvested options granted prior to April 1, 1999, none of which has the right to DSCs, will vest upon the change of control. The unvested options granted for 1999 in February 2000 (shown on the chart on page
75) will not vest upon the change of control, nor do they have the right to DSCs. In addition, the net value of each executive's vested options (and related DSCs) already has accrued to his or her account regardless of the change of control.
  Tax Gross-Up Payment. Under the change of control arrangements, ARCO is obligated to make additional tax gross-up payments to officers and certain other key employees deemed under Internal Revenue Code Sections 280G and 4999 to have received an "excess parachute payment." In general, Section 4999 imposes an excise tax equal to 20% of that payment. A parachute payment is any payment that is contingent on change of control. In addition to making a payment equal to the amount of the excise tax, ARCO is also obligated to gross up the amount of the excise tax payment by an amount that completely offsets the effect of additional taxable income resulting from the excise tax payment and the gross-up process. The actual amounts deemed to be excess parachute payments and the related excise tax and gross-up amounts for each of the five named officers, as well as for the other employees eligible for the tax gross-up, cannot be reasonably determined until the time of actual termination when all relevant facts are known.

Non-Employee Directors
The benefit plans covering ARCO's non-employee directors contain change of control provisions that provide for accelerated vesting of certain benefits, but do not otherwise result in increased benefits for the non-employee direc-tors. The outside directors will, however, become vested in their restricted stock holdings upon consummation of the merger. As described above, the merger agreement provides that all rights to ARCO common stock will become rights to BP Amoco ADSs upon consummation of the merger.

Indemnification, Directors' and Officers' Insurance
For a period of six years following completion of the combination, BP Amoco will indemnify and provide directors' and officers' liability insurance for individuals who were directors or officers of ARCO prior to completion of the combination for their acts or omissions in that capacity.

                  Committee Report on Executive Compensation

  The Organization and Compensation Committee of ARCO's Board of Directors ad-ministers ARCO's executive compensation program. At the meeting held on Febru-ary 28, 2000, the Compensation Subcommittee ("the Committee"), consisting of those directors who have neither served as an employee nor officer of the Com-pany, met to determine the Company's 2000 executive compensation program.

                            Compensation Philosophy

ARCO's executive compensation philosophy is designed to attract, retain, and motivate the best managerial talent available in line with three central themes:

  . Alignment with the long-term interests of our shareholders;

  . Accountability for results by linking executives to Company, business unit and individual performance; and

  . Attraction, motivation and retention of critical talent.

  The Committee annually conducts a full review of the performance of ARCO and its executives in determining compensation levels. The Committee normally con-siders various qualitative and quantitative indicators of Company and individ-ual performance in determining the level of compensation for ARCO's Chief Ex-ecutive Officer ("CEO") and its other executive officers. The Committee evalu-ates ARCO's performance on both a short- and long-term basis. The Committee's review includes an analysis of quantitative measures, such as Total Share-holder Return ("TSR"), Return on Shareholders' Equity ("ROSE"), Return on Cap-ital Employed ("ROCE"), reserve replacement and finding costs, and percent change in operating and net income. The Committee believes that management should maintain a balance between actions that foster long-term value creation, as well as short-term performance. The Committee also considers qualitative measures such as leadership, experience, strategic direction, com-munity representation and social responsibility. In addition, for performance assessment purposes, the Committee also took into consideration the fact that the Company has operated under a pending merger agreement with BP Amoco since April 1, 1999.
  The Committee evaluates total executive compensation in light of the opera-tional and financial performance and compensation practices of an oil industry comparison group ("Comparison Group") composed of large, integrated petroleum companies against which the Company directly competes for executive talent. Currently, the Comparison Group is comprised of Chevron, Conoco, Exxon Mobil, Occidental, Phillips, Texaco and Unocal. Beginning January 1, 2000, because of Mobil's merger with Exxon, the Committee approved the addition of Amerada Hess to the Comparison Group. The Comparison Group is used as the reference stan-dard for establishing award levels under the Company's Annual Incentive Plan ("AIP") and Long-Term Incentive Plan ("LTIP").
  Depending on the Company's performance and individual performance, the Com-mittee determines appropriate base salary, annual incentive award and long-term incentive award levels for the Company's executives. In 1999, the Commit-tee did not apply any specific quantitative formulae in arriving at its com-pensation decisions on base salary and long-term incentive awards. The Commit-tee did apply specific quantitative formulae, as described below, in arriving at its annual incentive award decisions for 1999 performance.

                     Components of Executive Compensation

Base Salary

  Base salaries are targeted at the market (50th percentile) of the Comparison Group in order to increase the at-risk, performance orientation of the compen-sation program and to better align the fixed compensation costs of the Company with industry practice. Because base salaries are generally at the 50th per-centile there will not be an add-to-base program for 2000.

Annual Incentive Plan

  The CEO and the other executive officers may receive annual incentive com-pensation awards, under the

Company's Annual Incentive Plan (AIP), that are intended to reward the execu-tives for their contribution to the Company's short-term performance. Under the plan, AIP awards are determined by a performance-based formula that in-cludes the Company's three-year average ROSE, three-year average reserve re-placement (adjusted by finding, development and acquisition costs), and the annual percent change in adjusted net income. All three performance measures are assessed on a relative basis versus performance of the Comparison Group.
  Target AIP award levels are set for each participant, expressed as a per-centage of base salary, at approximately the 50th percentile of the Comparison Group bonus awards. The target bonus awards for all participants establish a target bonus pool, which is then adjusted up- or downward based on actual Com-pany performance. Each performance measure is weighted equally and awards are based on ARCO's rank on each measure versus the companies in the Comparison Group. Actual awards can range from zero to three times the target award. The AIP also limits the funding pool available for award payments to 2% of the Company's adjusted net income. The Committee reviews the target award calcu-lated for each named executive officer and adjusts awards as appropriate in light of both Company and individual performance. AIP awards for all other ex-ecutives are also adjusted for individual performance.

Long-Term Incentive Plan

  The CEO and the other executive officers may also receive incentive compen-sation awards under the Company's Long-Term Incentive Plan ("LTIP"). In deter-mining grants under the Company's LTIP, the Committee establishes a target in-vestment value for each executive grade level based on its evaluation of com-petitive long-term incentive compensation practices of the Comparison Group. The actual grant size to an executive will be based on individual performance.
  Normally, the LTIP target investment value is delivered in the form of stock options and contingent restricted stock. For 2000, because of the pending merger with BP Amoco, the entire target investment value will be comprised of stock options.

                   Compensation of Named Executive Officers

  In evaluating the compensation for the Executive Officers, the Committee recognized that ARCO had excellent performance in 1999. Despite operating within a pending merger environment, compared to 1998, the Company's earnings substantially increased to $1.5 billion. The earnings increase, in turn, led to an increase in the Company's 1999 ROSE to 18.8%. Additionally, the Company's 1999 TSR was 37%. ARCO's 1999 ROSE and TSR performance ranked first when compared to the Comparison Group companies.
  ARCO's excellent performance was also reflected in performance-based formula that governs the AIP. Under the Company's AIP for 1999, awards were determined based on the ranking of the three performance measures relative to those of the Comparison Group. ARCO's one-year income growth was 165% that ranked first relative to the Comparison Group. ARCO's three-year ROSE of 15.5% tied for first place among the Comparison Group companies. ARCO's three-year average reserve replacement was 164% that ranked third relative to the Comparison Group. Adjusting the reserve replacement for finding, development and acquisi-tion costs ("FD&A") reduced the relative payout for this category by 25%. The resulting AIP award multiple was 1.71. Under the AIP, the Committee has the discretion to increase the award multiple of any individual criterion up to
0.5 for substantially improved performance on an absolute basis. Because AR-CO's earnings increased by 165% the Committee awarded an additional 0.5 for the earnings growth criterion that increased the total AIP award multiple to 1.87.
  Based on the Company's performance and compensation philosophy, the Commit-tee approved the following compensation for the Chairman and CEO, Mr. Bowlin, and guidelines for the other Named Executive Officers ("NEOs") listed in the Summary Compensation Table:

Mr. Bowlin

  . For 1999, Mr. Bowlin did not receive a salary increase. Mr. Bowlin's sal-ary of $980,000 is positioned at the market of the Comparison Group's CEO's salaries.

  . Pursuant to the Company's AIP for performance year 1999, Mr. Bowlin was awarded a bonus of $1,557,710, which was 1.87 times his target award of $833,000.
  . An LTIP award that brought Mr. Bowlin's total compensation level to ap-proximately the 50th to 60th percentile of the peer group's total compen-sation levels. Under this approach, Mr. Bowlin was awarded 217,329 stock options.
  . For the performance period January 1, 1997 through December 31, 1999, us-ing a 21-day average stock price at the beginning and end of the period as dictated by the plan, ARCO's TSR of 11.4% placed the Company fifth relative to the Comparison Group. The resulting award multiple for the three-year contingent restricted stock shares was 1.0. Mr. Bowlin's three-year contingent restricted stock grant was converted to 18,220 shares of performance-based restricted stock with a two year vesting pe-riod.

Other Named Executive Officers

  No base salary increases were granted to Named Executive Officers. The Com-mittee also approved bonus awards pursuant to the AIP formula and provisions, and LTIP awards that brought their total compensation level to approximately the 50th to 60th percentile of the peer group's total compensation levels.

                      Deductible Compensation Limitation

  Section 162(m) of the Internal Revenue Code limits the deductibility to the Company of cash compensation in excess of $1 million paid to the CEO and the four highest compensated NEOs during any taxable year, unless such compensation meets certain requirements. The Company is allowed to fully deduct compensation paid to executives under the long-term plans. At the February 28, 2000 meeting, the Committee certified ARCO's performance relative to the Comparison Group for the 1999 performance year.

  Awards under the AIP are not intended to qualify as performance-based compensation for purposes of Section 162(m) due to the Committee's ability to apply upward or downward discretion based on a subjective evaluation of performance. The Company believes that better alignment of the interests of executives with those of shareholders will be achieved by allowing the Committee to determine awards within the guidelines of the AIP. Any reduction in tax deductibility from award payments is not expected to be material to the results of the Company in any year.

                         The Compensation Subcommittee

Henry Wendt, Chairman  David T. McLaughlin
Frank D. Boren         John B. Slaughter
Kent Kresa             Gary L. Tooker
Arnold G. Langbo       Gayle E. Wilson

February 28, 2000

                          FIVE-YEAR PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return ("TSR") of the company with the cumulative return on the S&P 500 Stock Index, the S&P Do-mestic Oil Index and a peer group (the "Comparison Group"). The Comparison Group is composed of eight companies with whom the company competes and whose aggregate asset profile includes extensive domestic and international explora-tion and production operations. The company believes its overall performance goals and international expansion goals make the Comparison Group an appropri-ate benchmark. The company also believes that currently its asset profile cor-responds more closely to the aggregate asset profile of S&P Domestic Oil Index and therefore includes this index as an additional reference.
              Comparison Of Five-Year Cumulative Total Return (1)

                                     ARCO

                       Comparative Financial Performance
                    Stock Return with Dividends Reinvested
                        (Pretax Average Annual Returns)
[GRAPH]

                       12/31/94 12/31/95 12/31/96 12/31/97 12/31/98 12/31/99
                       -------- -------- -------- -------- -------- --------
ARCO                    $100.0   $114.2   $143.0   $179.6   $152.1   $208.5
Comparison Group(/2/)   $100.0   $131.0   $162.0   $196.4   $231.8   $265.1
S&P Domestic Oil w/o
 ARCO(/3/)              $100.0   $113.7   $142.2   $167.9   $134.8   $161.1
S&P 500                 $100.0   $137.5   $169.1   $225.4   $289.9   $350.8

(1) Assumes the value of the investment in ARCO common stock and each index was $100 on December 31, 1994 and that all dividends are reinvested.

(2) Comparison group includes Chevron, Conoco, Exxon, Mobil, Occidental, Phillips, Texaco and Unocal, weighted for market capitalization as of the beginning of each year of the five-year period. Exxon and Mobil were weighted separately even though their merger took place in late 1999.

(3) Standard & Poor's Domestic Integrated Oil Index, adjusted to exclude ARCO, which consists of Amerada Hess, Ashland Oil, Conoco, Kerr-McGee, Occidental, Phillips, Sun, Tosco, and USX-Marathon.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Stock Owned by Directors and Executive Officers

This table indicates the number of shares of common stock owned by the executive officers and directors as of February 1, 2000. This number includes options exercisable within 60 days of February 1, 2000 and dividend share credits accrued with respect to options granted prior to 1997. The total number of shares owned by all directors and executive officers is less than 1%. Unless otherwise noted in a footnote, each individual has sole voting and investment power for the shares indicated below. None of the executive officers or directors owns any shares of the Preference Stocks.

The column on the far right shows the total number of shares owned by each in-dividual. In addition to the amounts listed in the first three columns, the total includes:

  . shares held directly

  . shares held by the trustees under ARCO's employee savings plans

  . shares held by the transfer agent in a dividend reinvestment account and

  . shares held in family trusts.

                   Beneficial Ownership of ARCO Common Stock


                            Amount and Nature of Shares Beneficially Owned as of February 1, 2000
                     -------------------------------------------------------------------------------
                                 Right to Acquire
                     ------------------------------------
                                                                             Aggregate
                                          Dividend Share  Restricted     Number of Shares
    Name                  Options             Credits        Stock      Beneficially Owned
----------------------------------------------------------------------------------------------------
 Frank D. Boren               2,000 (1)       1,028 (1)     3,856 (3)           8,883
----------------------------------------------------------------------------------------------------
 Mike R. Bowlin             674,339 (2)     135,755 (2)    16,087 (4)         835,784
----------------------------------------------------------------------------------------------------
 John Gavin                   2,000 (1)       1,028 (1)     4,573 (3)           9,600
----------------------------------------------------------------------------------------------------
 Marie L. Knowles (5)(6)    168,318 (2)      21,125 (2)     6,268 (4)         198,455
----------------------------------------------------------------------------------------------------
 Kent Kresa                   2,000 (1)         658 (1)     7,838 (3)          12,497
----------------------------------------------------------------------------------------------------
 Arnold G. Langbo             5,000 (1)           0 (1)      1,402 (3)          6,402
----------------------------------------------------------------------------------------------------
 David T. McLaughlin          2,000 (1)         721 (1)     9,484 (3)          12,442
----------------------------------------------------------------------------------------------------
 John B. Slaughter            2,000 (1)       1,028 (1)     3,889 (3)           6,917
----------------------------------------------------------------------------------------------------
 J. Kenneth Thompson        132,422 (2)      15,224 (2)     3,465 (4)         153,142
----------------------------------------------------------------------------------------------------
 Gary L. Tooker               5,000 (1)           0 (1)      1,098 (3)          7,098
----------------------------------------------------------------------------------------------------
 Donald R. Voelte, Jr.      159,401 (2)           0 (2)     3,624 (4)         163,312
----------------------------------------------------------------------------------------------------
 Henry Wendt                  2,000 (1)       1,028(1)     17,252 (3)          23,592
----------------------------------------------------------------------------------------------------
 Michael E. Wiley (5)       112,694 (2)           0 (2)     6,268 (4)         120,708
----------------------------------------------------------------------------------------------------
 Gayle E. Wilson              5,000 (1)           0 (1)       574 (3)           5,574
----------------------------------------------------------------------------------------------------
 All Directors and
 Executive Officers as
 a Group                   1,665,542        226,156       100,474           2,035,690 (7)

Notes to Beneficial Stock Ownership Table

(1) Granted pursuant to the Stock Option Plan for Outside Directors. This plan is described on page 79.

(2) The options and related dividend share credits were granted pursuant to the Executive Long-Term Incentive Plan. The number of dividend share credits accrued are related to options granted prior to 1997. See footnote (2) beginning on page 72 for more details regarding dividend share credits.

(3) Granted pursuant to the Restricted Stock Plan for Outside Directors. This plan is described on page 79.

(4) Restricted stock is granted to the executive officers and other key employees pursuant to the Executive Long-Term Incentive Plan. The total shown includes additional shares of restricted stock acquired through the automatic reinvestment of dividends through February 1, 2000. For more details regarding restricted stock, see footnote (3) beginning on page 73.

(5) Four of ARCO's executive officers are directors of the company's 81.9%- owned subsidiary, Vastar Resources, Inc. As of the date of this table, these officers owned the number of shares of or options to purchase common stock of Vastar shown below.

   Mr. Dallas        605 shares
   Mrs. Knowles      400 shares
   Mr. Voelte          0 shares
   Mr. Wiley     332,278 shares

(6) Does not include 11,761 shares owned by her spouse, as to which shares she disclaims beneficial ownership.

(7) Includes 6,312 shares owned jointly by spouses which are subject to shared voting and investment power.


             Change of Control Upon Closing of BP Amoco Combination

  In the event of the closing of the merger between ARCO and BP Amoco, BP Amoco will have effective control of ARCO.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1 and 2. Financial Statements and Financial Statement Schedules: These documents are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.

     3. Exhibits:

     2.1 Agreement and Plan of Merger Among BP Amoco p.l.c., Atlantic Richfield Company and Prairie Holdings, Inc. dated as of March 31, 1999, as amended as of July 12, 1999, filed with the Commission as Exhibit 2 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1999, under File No. 1-1196 and incorporated herein by reference.

     2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of July 12, 1999, filed with the Commission as Exhibit 2.1 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1999, under File No. 1-1196 and incorporated herein by reference.

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

    10.1(f)*    Amendment No. 5 to the Atlantic Richfield Company
                Supplementary Executive Retirement Plan, effective as of May 1, 1997, filed with the Commission as Exhibit 10.1(f) to ARCO's report on Form 10-K for the year 1998, under File No. 1-1196 and incorporated herein by reference.

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

    10.2(f)* Amendment No. 5 to the Atlantic Richfield Company Executive Deferral Plan, effective as of May 1, 1997, filed with the Commission as Exhibit 10.2(f) to ARCO's report on Form 10-K for the year 1998, under File No. 1-1196 and incorporated herein by reference.

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

    10.4* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective January 1, 1997, filed with the Commission as Exhibit 10.4 to ARCO's report on Form 10-K for the year 1998, under File No. 1-1196 and incorporated herein by reference.

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

    10.6(d)* Amendment No. 12 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective March 23, 1999, filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1999, under File No. 1-1196 and incorporated herein by reference.

    10.6(e) Amendment No. 13 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective March 31, 1999, filed with the Commission as Exhibit 10.4 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1999, under File No. 1-1196 and incorporated herein by reference.

    10.6(f)* Amendment No. 14 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective December 10, 1999, filed herewith.

    10.6(g)* Amendment No. 15 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective February 15, 2000, filed herewith.

    10.7(a)* Atlantic Richfield Company Executive Life Insurance Plan-- Summary Plan Description, effective as of June 28, 1990, filed with the Commission as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

    10.7(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed with the Commission as Exhibit 10.7(b) to ARCO's report on Form 10-K, under File No. 1-1196 and incorporated herein by reference.

    10.7(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed with the Commission as Exhibit 10.7(c) to ARCO's report on Form 10-K, under File No. 1-1196 and incorporated herein by reference.

    10.7(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Life Insurance Plan, effective May 1, 1997, filed with the Commission as Exhibit 10.7(d) to ARCO's report on Form 10-K, under File No. 1-1196 and incorporated herein by reference.

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

    10.8(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective May 1, 1997, filed with the Commission as Exhibit 10.8(c) to ARCO's report on Form 10-K, under File No. 1-1196 and incorporated herein by reference.

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

    21          Subsidiaries of the Registrant.

    23          Consent of PricewaterhouseCoopers LLP.**

    27          Financial Data Schedule.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
--------
 * Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.
** Included on page 95 of this Form 10-K.

(b) Reports on Form 8-K:

  The following Current Reports on Form 8-K were filed during the quarter ended December 31, 1999, and thereafter through March 1, 2000:

       Date of Report Item No. Financial Statements
       -------------- -------- --------------------
February 9, 2000         5             None

                                                                     EXHIBIT 23

                      CONSENT OF INDEPENDENT ACCOUNTANTS


  We consent to the incorporation by reference in the following registration statements of Atlantic Richfield Company: Registration Statement on Form S-3 (No. 333-71293), Registration Statement on Form S-8 (No. 333-33151), Registration Statement on Form S-8 (No. 33-43830), Registration Statement on Form S-8 (No. 33-21558), Registration Statement on Form S-8 (No. 333-33153), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21160), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23639), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21162), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21553), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-23640), Registration Statement on Form S-8 (No. 333-26901), Post-Effective Amendment No. 4 to Registration Statement on Form S-8 (No. 33-21552), and Registration Statement on Form S-8 (No. 333-33245), of our report dated January 31, 2000, on our audits of the consolidated financial statements and financial statement schedule of Atlantic Richfield Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, which report is included in this Annual Report on Form 10-K.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
March 1, 2000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATLANTIC RICHFIELD COMPANY

                                                  /s/ Michael E. Wiley
                                          By: _________________________________
                                                     Michael E. Wiley
                                                    President and Chief
                                                     Operating Officer


February 28, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Mike R. Bowlin            Chairman of the Board and        February 28,
  __________________________________  Chief Executive Officer                2000
           Mike R. Bowlin

      /s/ Marie L. Knowles           Executive Vice President and     February 28,
____________________________________  Chief Financial Officer                2000
          Marie L. Knowles
    Principal financial officer

       /s/ Frank D. Boren            Director                         February 28,
____________________________________                                         2000
           Frank D. Boren

         /s/ John Gavin              Director                         February 28,
  __________________________________                                         2000
             John Gavin

                                     Director                          February  ,
  __________________________________                                         2000
             Kent Kresa

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Arnold G. Langbo           Director                         February 28,
____________________________________                                          2000
          Arnold G. Langbo

                                     Director                          February  ,
____________________________________                                          2000
        David T. McLaughlin

     /s/ John B. Slaughter           Director                         February 28,
____________________________________                                          2000
         John B. Slaughter

       /s/ Gary L. Tooker            Director                         February 28,
____________________________________                                          2000
           Gary L. Tooker

        /s/ Henry Wendt              Director                         February 28,
____________________________________                                          2000
            Henry Wendt

      /s/ Gayle E. Wilson            Director                         February 28,
____________________________________                                          2000
          Gayle E. Wilson

     /s/ Allan L. Comstock           Vice President and               February 28,
____________________________________  Controller                              2000
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

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (millions of dollars)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         (Column A)          (Column B)    (Column C)    (Column D) (Column E)
------------------------------------------------------------------------------
                                           Additions
                                        ----------------
                             Balance at Charged Charged  Deductions Balance at
                             beginning    to    to other    from     close of
        Description          of period  income  accounts  reserves    period
------------------------------------------------------------------------------
Year 1999
Amounts deducted from
 applicable assets:
  Accounts receivable.......   $    5    $  1     $ 29       $--      $   35
  Affiliated companies
   accounted for on the
   equity method............        8      --       --        --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........    1,058     142       --        46       1,154
  Reduction in force........      131      24        2       112          45
  Insurance ................      174      19       --        24         169
  Environmental remediation.      870      53        4       241         686
  Other.....................      395      26       --       103         318

Year 1998
Amounts deducted from
 applicable assets:
  Accounts receivable.......   $    3    $  2       --        --      $    5
  Affiliated companies
   accounted for on the
   equity method............        8      --       --        --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........      966      64       73        45       1,058
  Reduction in force........       73     185       79       206         131
  Insurance ................      158      48       --        32         174
  Environmental remediation.      722     234       --        86         870
  Other.....................      151     363       --       119         395
Year 1997
Amounts deducted from
 applicable assets:
  Accounts receivable.......   $    6      --       --      $  3(a)   $    3
  Affiliated companies
   accounted for on the
   equity method............        8      --       --        --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........      909      78       --        21         966
  Reduction in force........       --      70       12         9          73
  Insurance ................      169      20       --        31         158
  Environmental remediation.      524     300       --       102         722
  Other.....................      213      15      (12)       65         151

--------
(a) Write-off for uncollectible accounts, net of recoveries.

                                 EXHIBIT INDEX

Exhibit                          Description

     3. Exhibits:

     2.1 Agreement and Plan of Merger Among BP Amoco p.l.c., Atlantic Richfield Company and Prairie Holdings, Inc. dated as of March 31, 1999, as amended as of July 12, 1999, filed with the Commission as Exhibit 2 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1999, under File No. 1-1196 and incorporated herein by reference.

     2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of July 12, 1999, filed with the Commission as Exhibit 2.1 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1999, under File No. 1-1196 and incorporated herein by reference.

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

Exhibit                           Description

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

    10.1(f)*    Amendment No. 5 to the Atlantic Richfield Company
                Supplementary Executive Retirement Plan, effective as of May 1, 1997, filed with the Commission as Exhibit 10.1(f) to ARCO's report on Form 10-K for the year 1998, under File No. 1-1196 and incorporated herein by reference.

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

    10.2(f)* Amendment No. 5 to the Atlantic Richfield Company Executive Deferral Plan, effective as of May 1, 1997, filed with the Commission as Exhibit 10.2(f) to ARCO's report on Form 10-K for the year 1998, under File No. 1-1196 and incorporated herein by reference.

    10.3(a)* Atlantic Richfield Company Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988, filed with the Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year 1988, under File No. 1-1196 and incorporated herein by reference.

Exhibit                           Description

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

    10.4* Atlantic Richfield Company Policy on Financial Counseling and Individual Income Tax Service, as revised and effective January 1, 1997, filed with the Commission as Exhibit 10.4 to ARCO's report on Form 10-K for the year 1998, under File No. 1-1196 and incorporated herein by reference.

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

    10.6(d)* Amendment No. 12 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective March 23, 1999, filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1999, under File No. 1-1196 and incorporated herein by reference.

    10.6(e) Amendment No. 13 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective March 31, 1999, filed with the Commission as Exhibit 10.4 to ARCO's report on Form 10-Q for the quarterly period ended September 30, 1999, under File No. 1-1196 and incorporated herein by reference.

    10.6(f)* Amendment No. 14 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective December 10, 1999, filed herewith.

    10.6(g)* Amendment No. 15 to Atlantic Richfield Company 1985 Executive Long-Term Incentive Plan, effective February 15, 2000, filed herewith.

    10.7(a)* Atlantic Richfield Company Executive Life Insurance Plan-- Summary Plan Description, effective as of June 28, 1990, filed with the Commission as Exhibit 10.8 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

    10.7(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed with the Commission as Exhibit 10.7(b) to ARCO's report on Form 10-K, under File No. 1-1196 and incorporated herein by reference.

    10.7(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Life Insurance Plan, effective July 28, 1997, filed with the Commission as Exhibit 10.7(c) to ARCO's report on Form 10-K, under File No. 1-1196 and incorporated herein by reference.

    10.7(d)* Amendment No. 3 to the Atlantic Richfield Company Executive Life Insurance Plan, effective May 1, 1997, filed with the Commission as Exhibit 10.7(d) to ARCO's report on Form 10-K, under File No. 1-1196 and incorporated herein by reference.

    10.8(a)* Atlantic Richfield Company Executive Long-Term Disability Plan--Summary Plan Description, effective as of January 1, 1994, filed with the Commission as Exhibit 10.9 to ARCO's report on Form 10-K for the year 1993, under File No. 1-1196 and incorporated herein by reference.

xhibitE                           Description

    10.8(b)* Amendment No. 1 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective as of February 28, 1994, filed with the Commission as Exhibit 10.9(b) to ARCO's report on Form 10-K for the year 1995, under File No. 1-1196 and incorporated herein by reference.

    10.8(c)* Amendment No. 2 to the Atlantic Richfield Company Executive Long-Term Disability Plan, effective May 1, 1997, filed with the Commission as Exhibit 10.8(c) to ARCO's report on Form 10-K, under File No. 1-1196 and incorporated herein by reference.

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

Exhibit                           Description

    10.14* 1997 Restricted Stock Plan For Outside Directors effective as of January 1, 1997, filed with the Commission as Exhibit 10.13 to ARCO's report on Form 10-K for the year 1997, under File No. 1-1196 and incorporated herein by reference.

    21          Subsidiaries of the Registrant.

    23          Consent of PricewaterhouseCoopers LLP.**

    27          Financial Data Schedule.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
--------
 * Management compensatory plans filed as exhibits hereto pursuant to Item 14(c) of Form 10-K.
** Included on page 95 of this Form 10-K.