Form 10-Q
period 2000-03-31
ATLANTIC RICHFIELD CO /DE
filed 2000-05-11
CIK 775483

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          COMMISSION FILE NUMBER 1-1196

                                 --------------

                           ATLANTIC RICHFIELD COMPANY
             (Exact name of registrant as specified in its charter)

                                 --------------

                  DELAWARE                                       23-0371610
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

333 SOUTH HOPE STREET LOS ANGELES, CALIFORNIA                       90071
  (Address of principal executive offices)                        (Zip code)

                                 --------------

                                 (213) 486-3511
              (Registrant's telephone number, including area code)

                                 --------------


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

                                                         Yes |X| No [ ]

Number of shares of Common Stock, outstanding as of April 18, 2000: 324,711,290. All of these shares are indirectly owned by BP Amoco p.l.c., and are no longer listed on the New York Stock Exchange, or any other stock exchange. The only equity securities currently listed on the New York and Pacific Stock Exchanges, as of April 18, 2000, are 462,425 shares of $2.80 Preference Shares and 38,668 shares of $3.00 Preference Shares.

================================================================================

                          PART I. FINANCIAL INFORMATION

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                        CONSOLIDATED STATEMENT OF INCOME

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    --------------------------------
                                                                                          2000             1999
                                                                                    ---------------  ---------------
(MILLIONS EXCEPT PER SHARE AMOUNTS)

REVENUES
     Sales and other operating revenues..........................................   $        3,993   $        2,415
     Other revenues..............................................................              201              136
                                                                                    ---------------  ---------------
                                                                                             4,194            2,551
                                                                                    ---------------  ---------------
EXPENSES
     Trade purchases.............................................................            1,685              800
     Operating expenses..........................................................              600              566
     Selling, general and administrative expenses................................              136              152
     Depreciation, depletion and amortization....................................              484              483
     Exploration expenses (including undeveloped leasehold amortization).........              100               74
     Taxes other than income taxes...............................................              177              120
     Interest....................................................................              110               95
                                                                                    ---------------  ---------------
                                                                                             3,292            2,290
                                                                                    ---------------  ---------------
  Income before income taxes and minority interest...............................              902              261
  Provision for taxes on income..................................................              271               93
  Minority interest in earnings of subsidiaries..................................               14                3
                                                                                    ---------------  ---------------
NET INCOME.......................................................................   $          617   $          165
                                                                                    ===============  ===============
EARNED PER SHARE
     BASIC.......................................................................   $         1.91   $         0.51
                                                                                    ===============  ===============
     DILUTED.....................................................................   $         1.87   $         0.51
                                                                                    ===============  ===============
CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK....................................   $        .7125   $        .7125
                                                                                    ===============  ===============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ATLANTIC RICHFIELD COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                      MARCH 31,    DECEMBER 31,

                                                         2000          1999
                                                      -----------  -------------
(MILLIONS)

ASSETS
Current assets:

   Cash and cash equivalents........................  $    1,007   $         879
   Short-term investments...........................         253             264
   Accounts receivable..............................       1,406           1,301
   Inventories......................................         385             430
   Prepaid expenses and other current assets........         199             184
                                                      -----------  -------------
   Total current assets.............................       3,250           3,058
                                                      -----------  -------------
Investments and long-term receivables:
   Investments accounted for on the equity method...       1,579           1,508
   Other investments and long-term receivables......       1,883           1,660
                                                      -----------  -------------
                                                           3,462           3,168
                                                      -----------  -------------
Net property, plant and equipment...................      18,173          18,466

Net assets of discontinued operations...............          68              67
Deferred charges and other assets...................       1,578           1,513
                                                      -----------  -------------
Total assets........................................  $   26,531   $      26,272
                                                      ===========  =============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ATLANTIC RICHFIELD COMPANY
                           CONSOLIDATED BALANCE SHEET

                                                      MARCH 31,  DECEMBER 31,
                                                        2000        1999

                                                      --------   ----------

(MILLIONS)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable...................................... $ 1,488    $   1,672
  Accounts payable...................................     883          830
  Taxes payable......................................     578          420
  Long-term debt due within one year.................      11           11
  Other..............................................     903        1,090
                                                      --------   ----------

  Total current liabilities..........................   3,863        4,023
                                                      --------   ----------

Long-term debt.......................................   5,599        5,698
Deferred income taxes................................   3,643        3,644
Dismantlement, restoration and reclamation...........   1,174        1,154
Other deferred liabilities and credits...............   2,711        2,770
Minority interest....................................     309          297
                                                      --------   ----------

  Total liabilities..................................  17,299       17,586
                                                      --------   ----------
Stockholders' equity

  Preference stocks..................................       1            1
  Common stock.......................................     818          817
  Capital in excess of par value of stock............     918          889
  Retained earnings..................................   7,476        7,091
  Treasury stock.....................................    (272)        (279)
  Accumulated other comprehensive income.............     291          167
                                                      --------   ----------

  Total stockholders' equity.........................   9,232        8,686
                                                      --------   ----------


Total liabilities and stockholders' equity........... $26,531    $  26,272
                                                      ========   ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ATLANTIC RICHFIELD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                    2000        1999
                                                                 ---------  ---------
(MILLIONS)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................      $   617   $   165
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, depletion and amortization..................          484       483
  Dry hole expense and undeveloped leasehold amortization...           53        21
  Net gain on asset sales...................................          (71)      (14)
  Income from equity investments............................          (26)       (7)
  Dividends from equity investments.........................           24        20
  Minority interest in earnings of subsidiaries.............           14         3
  Cash payments greater than noncash provisions.............          (86)     (125)
  Deferred income taxes.....................................          (47)       (5)
  Changes in working capital accounts.......................          (72)     (296)
  Other.....................................................          (34)      (43)
                                                                  --------  --------
       Net cash provided by operating activities............          856       202
                                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to fixed assets (including dry hole costs)......         (619)     (760)
  Net cash provided by short-term investments...............            7         5
  Proceeds from asset sales.................................          446       577
  Investments and long-term receivables.....................          (75)       (2)
  Other.....................................................          (38)       27
                                                                  --------  --------
       Net cash used by investing activities................         (279)     (153
                                                                  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term debt..............................          (35)     (549)
  Proceeds from issuance of long-term debt..................           --       634
  Net cash provided (used) by notes payable.................         (186)      202
  Dividends paid............................................         (232)     (229)
  Other.....................................................           16        13
                                                                 --------  ---------

       Net cash provided (used) by financing activities.....         (437)       71
                                                                  --------  --------

  Cash flows from discontinued operations...................           (8)       21

  Effect of exchange rate changes on cash...................           (4)       (8)
                                                                  --------  --------

  Net increase in cash and cash equivalents.................          128       133

  Cash and cash equivalents at beginning of period..........          879       657
                                                                  --------  --------
  Cash and cash equivalents at end of period................      $ 1,007   $   790
                                                                  ========  ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

NOTE A.  ACCOUNTING POLICIES.

Basis of Presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain previously reported amounts have been restated to conform to classifications adopted in 2000. Unless otherwise stated, the Notes to Consolidated Financial Statements exclude discontinued operations. In the opinion of the Company, the consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.

NOTE B.  COMPREHENSIVE INCOME.

     Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO's comprehensive income for the three-month periods ended March 31, 2000 and 1999 was as follows:

                                                                 THREE MONTHS
                                                                     ENDED

                                                                   MARCH 31,
                                                                --------------
 (MILLIONS)                                                      2000   1999
                                                                ------- ------

Net income...................................................   $ 617   $ 165
Other comprehensive income:
     Net unrealized gain on investments (a)..................     129     111
Foreign currency translation adjustment......................      (5)    193
                                                                 ----    ----
Comprehensive income.........................................   $ 741   $ 469
                                                                =====   =====

--------------
     (a) Primarily consists of changes in the fair value of ARCO's investment in LUKOIL, which had a fair value of approximately $928 million at March 31, 2000, compared to a fair value of approximately $714 million at December 31, 1999. The unrealized pretax gain in the LUKOIL investment at March 31, 2000, was $586 million.

     Accumulated nonowner changes in equity (accumulated other comprehensive income) at March 31, 2000 and December 31, 1999 were as follows:

                                                            MARCH 31   DECEMBER 31
(MILLIONS)                                                    2000        1999
                                                            --------   -----------
Net unrealized gain on investments.......................   $  357      $   228
Foreign currency translation adjustment..................      (35)         (30)
Minimum pension liability................................      (31)         (31)
                                                            --------   -----------
Accumulated other comprehensive income...................    $ 291      $   167
                                                            ========   ===========

NOTE C.  INTERIM SEGMENT INFORMATION.

(MILLIONS)
 ---------
                              EXPLORATION  REFINING
                              &            &         ALL
MARCH 31, 2000                PRODUCTION   MARKETING OTHER UNALLOCATED TOTAL
--------------                ---------    --------  ----  ---------   -------
Sales and other
   operating revenues........ $   2,391    $  2,249  $  8  $       2   $ 4,650
Intersegment revenues.......       (655)         --    (1)        (1)     (657)
                              ---------    -------   ----  ---------   -------
Total.......................  $   1,736    $  2,249  $  7  $       1   $ 3,993
                              =========    ========  ====  =========   =======
Net income..................  $     601    $     70  $ 14  $     (68)  $   617
                              =========    ========  ====  =========   =======
Segment assets..............  $  18,941    $  4,680  $935  $   1,975   $26,531
                              =========    ========  ====  =========   =======

DECEMBER 31, 1999
-----------------
Segment assets..............  $  18,752    $  4,695  $916  $   1,909   $26,272
                              =========    ========  ====  =========   =======

MARCH 31, 1999
--------------
Sales and other
   operating revenues........ $   1,304    $  1,306  $ 17  $       1   $ 2,628
Intersegment revenues.......       (211)         --    (1)        (1)     (213)
                              ---------    --------  ----  ---------   -------
Total.......................  $   1,093    $  1,306  $ 16  $      --   $ 2,415
                              =========    ========  ====  =========   =======
Net income..................  $      89    $    129  $ 24  $     (77)      165
                              =========    ========  ====  =========   =======

     For first quarter ended March 31, 2000 discontinued operations consisted of one remaining unsold coal mine in Australia. For the first quarter ended March 31, 1999 discontinued operations consisted of the Company's Australian coal operations and the operations of Union Texas Petrochemicals. At December 31, 1999 and March 31, 2000, the net assets of discontinued operations are included with unallocated items in the segment presentation above.

     The amortization associated with a gain deferred in conjunction with the sale of the chemicals operations had a favorable impact of approximately $12 million and $10 million after tax on Refining and Marketing earnings in the first quarter 2000 and 1999, respectively.

NOTE D.  INVESTMENTS.

     At March 31, 2000 and 1999, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from three days to 10 years. These investments were classified as short or long term depending on maturity. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At March 31, 2000 and 1999, all investments were classified as available-for-sale and were reported at fair value, with unrealized holding gains and losses, net of tax, reported in accumulated other comprehensive income.

     The following summarizes investments in securities at March 31:

(MILLIONS)                                   2000         1999
                                           -------       ------
Aggregate fair value....................   $ 1,808       $  869
Gross unrealized holding losses.........        11           14
Gross unrealized holding gains..........      (592)         (73)
                                           -------       ------
Amortized cost..........................   $ 1,227       $  810
                                           =======       ======

     Investment activity for the three months ended March 31 was as follows:

(MILLIONS)                                                2000    1999
                                                         ------  ------
Gross purchases..........................................$4,736  $2,285
Gross sales..............................................    13     445
Gross maturities......................................... 4,628   2,078

Gross realized gains and losses were insignificant and were determined by the specific identification method.

NOTE E.  INVENTORIES.

     Inventories at March 31, 2000 and December 31, 1999 comprised the following:

                                                          MARCH 31,  DECEMBER 31,
(MILLIONS)                                                 2000          1999
                                                         ---------- ------------
Crude oil and petroleum products........................ $      159  $        199
Other products..........................................         25            26
Materials and supplies..................................        201           205
                                                         ----------  ------------
  Total................................................. $      385  $        430
                                                         ==========  ============

NOTE F.  CAPITAL STOCK.

     Detail of the Company's capital stock was as follows:

                                                          MARCH 31,  DECEMBER 31,
                                                            2000          1999
                                                         ---------- ------------
(THOUSANDS)
$3.00 Cumulative convertible reference stock,
par $1.................................................  $      39  $         41
$2.80 Cumulative convertible preference stock,
par $1.................................................        470           493
Common stock, par $2.50................................    818,070       816,673
                                                         ---------  ------------

  Total................................................  $ 818,579  $    817,207
                                                         =========  ============

NOTE G.  CAPITALIZATION OF INTEREST.

     Interest expense excludes capitalized interest of $36 million and $39 million for the three-month periods ended March 31, 2000 and 1999, respectively.

NOTE H.  RESTRUCTURING PROGRAMS.

     Through December 31, 1999, the company had established reserves totalling $251 million for the costs of terminating 1,250 employees. $103 million related to short-term benefits such as severance payments and ancillary benefits such as relocation and outplacement; $148 million related to pension and other postretirement benefits.

     Through March 31, 2000, approximately 1,200 employees have been terminated and approximately $88 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments.

UNION TEXAS PETROLEUM HOLDINGS, INC. (UTP) RESTRUCTURE.

     Through December 31, 1999, the company established a $90 million provision for the termination of 357 employees resulting from the integration of UTP into ARCO's operations. As of March 31, 2000, ARCO had terminated 355 of the employees and had paid out a total of $83 million in severance benefits.

NOTE I.  INCOME TAXES.

                                                                THREE MONTHS ENDED
    Provision for taxes on income:                                  MARCH 31,
                                                                --------------
                                                                   2000   1999
                                                                -------   ------
(MILLIONS)

 Federal:
   Current....................................................  $   144   $   41
   Deferred...................................................       14       11
                                                                -------   ------
                                                                    158       52
                                                                -------   ------
  Foreign:
   Current....................................................      135       45
   Deferred...................................................      (61)     (17)
                                                                -------   ------
                                                                     74       28
                                                                -------   ------
 State:
   Current....................................................       39       12
   Deferred...................................................       --        1
                                                                -------   ------
                                                                     39       13
                                                                -------   ------
    Total.....................................................  $   271   $   93
                                                                =======   ======

     Reconciliation of provision for taxes on income with tax at federal statutory rate:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                          ------------------------------------
                                                2000               1999
                                          ------------------ -----------------
                                                    PERCENT           PERCENT
                                                    OF                OF
                                                    PRETAX            PRETAX
(MILLIONS)                                AMOUNT    INCOME   AMOUNT   INCOME
                                          --------- -------  -------  --------
 Income before income taxes and
 minority interest......................  $    902    100.0  $   261     100.0
                                          ========  =======  =======  ========
 Tax at federal statutory rate..........  $    316     35.0  $    91      35.0
 Increase (reduction) in taxes
 resulting from:
   Taxes on foreign income (less)
    greater
      than statutory rate...............       (40)    (4.4)      21       8.0
   State income taxes (net of federal
    effect).............................        25      2.8        8       3.1
   Tax credits..........................       (29)    (3.2)     (24)     (9.2)
   Other................................        (1)    (0.2)      (3)     (1.3)
                                          ------------------ -------- --------
 Provision for taxes on income..........  $    271     30.0  $    93      35.6
                                          ========  =======  =======  ========

NOTE J.  DISCONTINUED OPERATIONS.

     In 1999, ARCO disposed of its interests in two Australian coal mines and its stake in the Clermont coal deposit in Australia. At March 31, 2000, the carrying value of the remaining Australian assets, consisting of one coal mine, was $68 million and was included in net assets of discontinued operations on the balance sheet. Beginning in January 1999, ARCO suspended depreciation on the Australian coal assets (1998 annual depreciation was $23 million).

     As part of the acquisition of UTP, ARCO determined it would sell UTP's petrochemical business. In March 1999, Arco sold Union Texas Petrochemicals to Williams Energy Services.

     Revenues and income from discontinued operations for the three months ended March 31, 2000 and 1999 were:

                                    THREE MONTHS ENDED
                                         MARCH 31
                                    ------------------
                                       2000    1999
                                     -------- --------
(MILLIONS)
Revenues:
  Coal operations..................  $     26 $    26
  UTP petrochemical................        --      24
                                     -------- -------
   Total...........................  $     26 $    50
                                     ======== =======
Net income:
  Coal operations..................  $     -- $    --
  UTP petrochemical................        --      --
                                     -------- -------
   Total...........................  $    --  $    --
                                     ======== =======

NOTE K.  EARNED PER SHARE.

     The information necessary for the calculation of earned per share is as follows:

                                                       THREE MONTHS ENDED
                                                          MARCH 31, 2000
                                                    --------------------------
                                                     INCOME   SHARES  PER SHARE
                                                    -------- -------- ---------
(MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income........................................  $ 617.0
Less:  Preference stock dividends.................      (.4)
                                                    -------
Net income available to common stockholders--basic
EPS...............................................    616.6    323.4  $  1.91
                                                                      =======
Effect of dilutive securities:
Contingently issuable shares (primarily options)..               2.9
Convertible preference stock......................       .4      2.8
                                                    -------  -------
 Net income available to common stockholders and
  assumed conversions--diluted EPS................  $ 617.0     329.1  $  1.87
                                                    =======  =======  =======

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 1999
                                                    --------------------------
                                                    INCOME   SHARES   PER SHARE
                                                    -------  -------  ---------
Net income........................................  $ 165.4
Less:  Preference stock dividends.................      (.5)
                                                    -------
Net income available to common stockholders--basic
EPS...............................................    164.9    321.6  $    0.51
                                                                      =========
Effect of dilutive securities:
Contingently issuable shares (primarily options)..               2.2
Convertible preference stock......................       .5      3.4
                                                    -------- -------
Net income available to common stockholders and
  assumed conversions--diluted EPS................  $ 165.4  $ 327.2  $    0.51
                                                    =======  =======  =========

                         NOTES TO CONSOLIDATED FINANCIAL
                       STATEMENTS - UNAUDITED--(CONTINUED)


NOTE L.       SUPPLEMENTAL INCOME STATEMENT INFORMATION.

       Taxes other than income taxes comprised the following:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                --------------------
                                                                                                  2000       1999
                                                                                                ---------  ---------
(MILLIONS)
Production/severance.........................................................................   $      96  $     40
Property.....................................................................................          36        35
Other .......................................................................................          45        45
                                                                                                ---------- ---------
Total........................................................................................   $     177  $    120
                                                                                                ========== =========

NOTE M.       SUPPLEMENTAL CASH FLOW INFORMATION.

       Following is supplemental cash flow information for the three months ended March 31, 2000 and 1999:

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                               -------------------
                                                                                                 2000      1999
                                                                                               ---------  --------
(MILLIONS)
  Gross sales and maturities of short-term investments......................................   $     13   $    15
  Gross purchases of short-term investments.................................................         (6)      (10)
                                                                                               ---------  --------
  Net cash provided by short-term investments...............................................   $      7   $     5
                                                                                               =========  ========
  Gross proceeds from issuance of notes payable.............................................   $  3,697   $ 3,737
  Gross repayments of notes payable.........................................................     (3,883)   (3,535)
                                                                                               ---------  --------
  Net cash provided (used) by notes payable.................................................   $   (186)  $   202
                                                                                               =========  ========
  Gross noncash provisions charged to income................................................   $     38   $    37
  Cash payments of previously accrued items.................................................       (124)     (162)
                                                                                               ---------  --------
  Cash payments greater than noncash provisions.............................................   $    (86)  $  (125)
                                                                                               =========  ========
  Interest paid.............................................................................   $     84   $   101
                                                                                               =========  ========
  Income taxes paid.........................................................................   $     90   $    98
                                                                                               =========  ========

       Changes in working capital accounts for the three-month periods ended March 31, 2000 and 1999 were as follows:

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               2000       1999
                                                                                             ---------  ---------
(MILLIONS)
Increase (decrease) to cash
   Accounts receivable....................................................................   $   (126)  $    (16)
   Inventories............................................................................         35        (16)
   Accounts payable.......................................................................         56       (146)
   Other working capital..................................................................        (37)      (118)
                                                                                             ---------  ---------
     Total................................................................................   $    (72)  $   (296)
                                                                                             =========  =========

NOTE N.       OTHER COMMITMENTS AND CONTINGENCIES

     ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.

     ARCO has also guaranteed all of LUKARCO's obligations associated with the Caspian pipeline project, which amount to 25% of all funding requirements for this project. The current estimates of total project funding requirements are between $2.2 to $2.4 billion.

     Following the March 1989 EXXON VALDEZ oil spill, numerous federal, state and private plaintiff lawsuits were brought against Exxon, Alyeska Pipeline Service Company (Alyeska), and Alyeska's owner companies including ARCO, which owns approximately 22%. While all of the federal, state and private plaintiff lawsuits have

                         NOTES TO CONSOLIDATED FINANCIAL
                       STATEMENTS - UNAUDITED--(CONTINUED)

NOTE N.       OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

been settled, certain issues relating to the liability for the spill remain unresolved between Exxon and Alyeska (including its owner companies).

     Lawsuits, including purported class actions and actions by governmental entities, are pending or threatened against ARCO and others seeking damages, abatement of the housing units, and compensation for medical problems arising out of the presence of lead-based paint in certain housing units. ARCO is unable to predict the scope or amount of any such liability.

     The State of Montana, along with the United States and the Salish and Kootenai Tribes, have been seeking recovery from ARCO of alleged injuries to natural resources resulting from mining and mineral processing businesses formerly operated by Anaconda. In April 1998, ARCO entered two consent decrees, settling all of the natural resources damage claims of the United States and the tribes and the bulk of such claims of the State of Montana. Remaining for disposition are the State's claims for $206 million of restoration damages at three sites.

     ARCO is subject to liability pursuant to various federal, state and local environmental laws and regulations that require ARCO to do some or all of the following:

     o Remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;

     o    Perform restoration work at such sites; and

     o    Pay damages for loss of use and non-use values.

The federal agencies involved with the sites included the Department of the Interior, Department of Justice and Environmental Protection Agency. Environmental liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.

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

     ARCO may in the future be involved in additional assessments and cleanups. Future costs depend on unknown factors such as:

     o    Nature and extent of contamination;

     o    Timing, extent and method of remedial action;

     o    ARCO's proportional share of costs; and

     o    Financial condition of other responsible parties.

     The environmental remediation accrual is updated annually, at a minimum, and at March 31, 2000, was $686 million. As these costs become more clearly defined, they may require future charges against earnings. Applying Monte Carlo analysis to estimated site maximums on a portfolio basis, ARCO estimates that future costs could exceed the amount accrued by as much as $550 million.

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

                         NOTES TO CONSOLIDATED FINANCIAL
                       STATEMENTS - UNAUDITED--(CONTINUED)

NOTE N.       OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE O.       SUBSEQUENT EVENTS

MERGER OF ARCO INTO BP AMOCO P.L.C.  AND CHANGE OF CONTROL OF ARCO

     On April 18, 2000, the combination of BP Amoco p.l.c. (BP Amoco) and ARCO was completed by the merger of Prairie Holdings, Inc. (a subsidiary of BP Amoco) with and into ARCO, pursuant to the terms of the merger agreement dated March 31, 1999, as amended through March 8, 2000 (Merger Agreement). Pursuant to the Merger Agreement, each share of outstanding common stock of ARCO (save for any such shares owned by BP Amoco, ARCO or any subsidiary of BP Amoco or ARCO) was converted into the right to receive 1.64 BP Amoco American Depositary Receipts
(ADRs) or, subject to the timely receipt of elections therefor, 9.84 BP Amoco Ordinary Shares. In addition, the outstanding ARCO common stock was delisted from the New York Stock Exchange and other exchanges on which it had been listed.

     ARCO's outstanding shares of $2.80 and $3.00 Preference Stock remain listed on the New York Stock Exchange. Pursuant to the Merger Agreement, each share of $2.80 Preference Stock was converted into the right to receive 7.872 ADRs and each share of $3.00 Preference Stock was converted into the right to receive
22.304 ADRs. ARCO remains a reporting company within the meaning of the Securities and Exchange Act of 1934.

     In connection with the merger, on April 18, 2000, ARCO issued 324,711,290 shares of common stock to BP Amoco. Later on April 18, 2000, BP Amoco transferred all such shares to BP America, Inc., a wholly owned subsidiary of BP Amoco, so that BP Amoco owns indirectly all of the currently outstanding common stock of ARCO. As the holder of all the outstanding common stock of ARCO, none of which is publicly traded, BP Amoco is the controlling shareholder of ARCO.

     Included in the merger agreement was a provision requiring BP Amoco to keep in place for two years following the merger ARCO's change of control severance programs. The benefits associated with those programs will result in ARCO recording later in the year a potentially significant charge for ARCO employees who are terminated in the next two years as a result of the merger. In addition, there will be charges for other merger related costs.

SALE OF ALASKAN BUSINESSES

     On March 15, 2000 ARCO entered into an agreement to sell its Alaskan businesses to Phillips Petroleum Company (Phillips) for approximately $6.5 billion cash subject to purchase price adjustments (plus up to an additional $500 million based on the prices realized on production subsequent to December 31, 1999). Under the purchase and sale agreement, which was amended on April 6, 2000, ARCO agreed to sell all of the outstanding shares of ARCO Alaska, Inc., together with certain other subsidiaries of ARCO engaged principally in the operation of ARCO's Alaskan businesses, along with certain pipeline and marine assets associated with the transport of Alaskan crude oil. The major portion of the sale closed on April 26, 2000. The remainder of the assets are expected to be transferred upon receipt of governmental approvals.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER OF ARCO INTO BP AMOCO P.L.C. AND CHANGE OF CONTROL OF ARCO

     On April 18, 2000, the combination of BP Amoco and ARCO was completed. ARCO became a wholly owned subsidiary of BP Amoco. As indirect owner of all of the outstanding shares of common stock of ARCO, BP Amoco is the controlling shareholder of ARCO. (See Note O. to the financial statements and Item 5 beginning on page 18 of this Report on Form 10-Q).

FIRST QUARTER 2000 VS. FIRST QUARTER 1999

CONSOLIDATED EARNINGS

     The $452 million increase in net income in the first quarter of 2000 reflected higher crude oil prices, and to a lesser extent, higher U.S. natural gas prices. These factors were partially offset by lower crude oil and natural gas production volumes, as well as higher operating and exploration expense and lower earnings from the refinery and marketing segment.

     A net special items benefit in the first quarter 2000 totaled $34 million and consisted of net gains on asset sales, partially offset by a provision associated with a patent lawsuit, BP Amoco merger costs and charges for future environmental remediation.

     For the first quarter of 1999, net special items charges totaled $7 million and consisted primarily of charges for future environmental remediation.

AFTER-TAX SEGMENT EARNINGS

                                                                                                 2000     1999
                                                                                                -------- --------
(MILLIONS)
Exploration and production...................................................................   $   601  $    89
Refining and marketing.......................................................................        70      129
Other operations.............................................................................        14       24
Interest expense.............................................................................       (79)     (70)
Other unallocated expenses...................................................................        11       (7)
                                                                                                -------- --------
   Net income................................................................................   $   617  $   165
                                                                                                ======== ========

EXPLORATION AND PRODUCTION

     ARCO's earnings from worldwide oil and gas exploration and production operations in the first quarter 2000 were significantly impacted by higher crude oil prices and, to a lesser extent, higher U.S. natural gas prices and lower operating expenses. These factors were partially offset by lower crude oil and natural gas production volumes and increased exploration expense. Operating expenses were $17 million lower in the first quarter of 2000, compared to the same period in 1999. The earnings in the first quarter of 2000 included a special item benefit of $58 million after tax from assets sales. There were no special items in the first quarter of 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


AVERAGE OIL & GAS PRICES

                                                                                                 2000      1999
                                                                                               ---------  --------
  U.S.
     Petroleum liquids--per barrel (bbl)
       Alaska...............................................................................   $  20.32   $  6.07
       Lower 48, including Vastar...........................................................   $  23.34   $  9.75
       Composite average price..............................................................   $  21.28   $  7.17
     Natural gas--per thousand cubic feet (mcf).............................................   $   2.18   $  1.60
  International

     Petroleum liquids composite average--per bbl............................................  $  22.08   $  9.16
     Venezuela crude oil--per bbl............................................................  $  12.00   $  3.17
     Natural gas (excluding LNG)--per mcf....................................................  $   2.36   $  2.47
     Indonesia LNG...........................................................................  $   4.78   $  2.31

PETROLEUM LIQUIDS AND NATURAL GAS PRODUCTION

                                                                                           2000          1999
                                                                                        ------------  ------------
  Net Production
  U.S.
     Petroleum liquids--bbl/day
       Alaska........................................................................       307,300       345,100
       Vastar........................................................................        66,800        55,900
       Other Lower 48................................................................        75,700        92,200
         Total.......................................................................       449,800       493,200
     Natural gas--mcf/day............................................................     1,258,300     1,359,800
     Barrels of oil equivalent (BOE)/day*............................................       659,500       719,800

  International
     Petroleum liquids--bbl/day......................................................       138,700       179,100
     Natural gas--mcf/day............................................................     1,261,400     1,228,600
     BOE/day.........................................................................       349,000       383,900

  Total net production BOE/day.......................................................     1,008,500     1,103,700

--------------
* Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

     In 2000, the reduction in U.S. petroleum liquids production primarily resulted from natural field declines in Alaska and the effect of higher crude oil prices on the ARCO Long Beach , Inc. production contract. The decreased international petroleum liquids volumes primarily reflected lower Indonesian, Tunisian and United Kingdom North Sea production volumes. The Indonesian decrease resulted from the impact of higher crude oil prices on production sharing contracts. The decreased Tunisian production reflected the sale of the Ashtart field, which was effective January 1, 2000. The decrease in United Kingdom North Sea production resulted from natural field decline.

     The increase in international natural gas volumes in 2000 primarily reflected higher production in Indonesia and the Yacheng 13 field in China offset by a net decrease in United Kingdom North Sea production of approximately 30 million cubic feet per day due to natural field decline. The first quarter 2000 decrease in U.S. natural gas volumes reflected lower production from Vastar Resources, Inc. (Vastar), which is 81.9 % owned by ARCO. The lower Vastar production resulted from natural field declines and asset sales during the last nine months of 1999.

     ARCO's exploration and production earnings and petroleum liquids production will decline significantly with the sale of Alaskan businesses to Phillips (see Sale of Alaskan businesses).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


REFINING AND MARKETING

     In the first quarter of 2000, refining and marketing earnings decreased primarily as a result of the establishment of a reserve for a patent lawsuit and higher refinery turnaround costs. In addition, higher crude oil costs were mostly, but not completely, offset by increased retail marketing prices and volumes.

     The amortization associated with the deferral of part of the pre-tax gain on the sale of the ARCO Chemical interest in 1998 had a net favorable impact of approximately $12 million and $10 million after tax on refining and marketing earnings in the first quarter of 2000 and 1999, respectively. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of the deferred gain.

WEST COAST PETROLEUM PRODUCTS SALES

                                                                                             2000         1999
                                                                                          -----------  -----------
  VOLUMES (BARRELS/DAY)
  Gasoline.............................................................................      341,100      310,000
  Jet..................................................................................      103,900       98,500
  Distillate...........................................................................       86,900       87,900
  Other................................................................................       51,700       59,100
                                                                                          -----------  -----------
     Total.............................................................................      583,600      555,500
                                                                                          ===========  ===========

OTHER OPERATIONS

     The 2000 and 1999 results from ARCO's other operations included the earnings from Lower 48 pipeline operations and an aluminum rolling facility. The lower pipeline earnings reflected a decrease in volumes for the Seaway pipeline and losses incurred on the Olympic Pipeline.

DISCONTINUED OPERATIONS

     In June of 1998, ARCO disposed of its U.S. coal operations. As of March 1999, ARCO sold its interests in three Australian coal mines. ARCO sold its 80% interest in the Gordonstone coal mine, its 31.4% interest in the Blair Athol Joint Venture and its stake in the Clermont coal deposit. At March 31, 2000, the Company's discontinued operations consisted of one remaining coal mine in Australia.

     In March 1999, ARCO sold its wholly owned subsidiary, Union Texas Petrochemicals obtained during the 1998 acquisition of Union Texas Petroleum Holdings, Inc.

     ARCO had no earnings from discontinued operations in the first quarter of 2000, because income or loss from the remaining Australian coal operation is being deferred as part of net assets from discontinued operations on the balance sheet at March 31, 2000.

CONSOLIDATED REVENUES

  (MILLIONS)                                                                                    2000       1999
                                                                                               --------  ---------
  SALES AND OTHER OPERATING REVENUES
  Exploration and production...............................................................    $ 2,391   $  1,304
  Refining and marketing...................................................................      2,249      1,306
  Other....................................................................................         10         18
  Intersegment eliminations................................................................       (657)      (213)
                                                                                               --------  ---------
     Total.................................................................................    $ 3,993   $  2,415
                                                                                               ========  =========

     The increase in exploration and production sales and other operating revenues resulted primarily from higher crude oil prices and, to a much lesser extent, higher domestic natural gas prices. Refining and marketing sales and other operating revenues increased primarily because of higher refined products prices, and to a lesser extent, higher gasoline volumes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


CONSOLIDATED EXPENSES

     Trade purchases were higher in the first quarter of 2000 primarily as a result of higher crude oil prices and, to a lesser extent, higher purchased volumes of finished refined products.

     The increase in operating expenses in the first quarter of 2000 reflected refining and marketing expenses associated with the establishment of a reserve for a patent lawsuit and higher refinery turnaround costs. These factors were partially offset by a decline in exploration and production and Lower 48 pipeline operating expenses related to the Company's cost reduction programs.

     The lower selling, general and administrative expenses in 2000 were primarily in the corporate (unallocated) and refining and marketing segments and resulted from the Company's cost reduction programs.

     The increase in exploration expense in the first quarter 2000 resulted from higher dry hole expense due to the write-off of two offshore wells (one deepwater well and one shelf well).

     The increase in taxes other than income taxes in 2000 primarily resulted from the impact of higher crude oil prices on U.S. production taxes, partially offset by lower production volumes.

INCOME TAXES

     The Company's effective tax rate was 30.0% in the first quarter 2000, compared to 35.6% in the 1999 first quarter. The effective tax rate in the first quarter of 2000 was lower than the federal statutory rate, primarily as a result of a lower effective tax rate associated with the sale of certain foreign properties.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                          --------
  (MILLIONS)                                                                                               2000
                                                                                                          --------
  Cash flow provided (used) by:
  Operations...........................................................................................   $   856
  Investing activities.................................................................................   $  (279)
  Financing activities.................................................................................   $  (437)

     The net cash used by investing activities in the first quarter 2000 included expenditures for additions to fixed assets of $619 million and proceeds from asset sales of $446 million (approximately $360 million associated with asset sales of foreign properties). The Company expects total capital expenditures for additions to fixed assets to approximate $2.1 billion for the full year 2000. The budget was revised downward to give effect to the sale of the Alaskan assets in April 2000.

     The net cash used by financing activities in the first quarter of 2000 included repayments of short-term debt of $186 million and dividend payments of $232 million.

     Cash and cash equivalents and short-term investments totaled $1.3 billion, and short-term borrowings were $1.5 billion at the end of the first quarter of 2000.

     Beginning in 1997 and continuing through the first quarter of 1999, the Company utilized increased short-term borrowing in lieu of increased long-term borrowing (other than long-term debt assumed in connection with the UTP acquisition in 1998). As a result the Company is in a working capital deficit position of $613 million at March 31, 2000.

     The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures, dividends and debt repayments with cash from operations, existing cash balances, additional short- and long-term borrowing, cash infusions from ARCO's parent company BP Amoco and the sale of assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


SALE OF ALASKAN BUSINESSES

     On March 15, 2000 ARCO entered into an agreement to sell its Alaskan businesses to Phillips Petroleum Company (Phillips) for approximately $6.5 billion cash subject to purchase price adjustments (plus up to an additional $500 million based on the realized prices of production subsequent to December 31, 1999). Proceeds from the sale were advanced to BP Amoco. Under the purchase and sale agreement, which was amended on April 6, 2000, ARCO agreed to sell all of the outstanding share of ARCO Alaska, Inc., together with certain other subsidiaries of ARCO engaged principally in the operation of ARCO's Alaskan businesses, along with certain pipeline and marine assets associated with the transport of Alaskan crude oil. The major portion of the sale closed on April 26, 2000. The remainder of the assets are expected to be transferred upon receipt of governmental approvals.

     Included in the merger agreement was a provision requiring BP Amoco to keep in place for two years following the merger ARCO's change of control severance programs. The benefits associated with those programs will result in ARCO recording later in the year a potentially significant charge for ARCO employees who are terminated in the next two years as a result of the merger. In addition, there will be charges for other merger related costs.

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

                                 --------------

     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     1. On March 23, 2000, ARCO (as successor to IS&R and Anaconda Lead Products Company) was named as a defendant in a purported class action lawsuit, COUNTY OF SANTA CLARA V. ATLANTIC RICHFIELD COMPANY, ET AL. (Case No. CV788657), filed in Santa Clara County Superior Court in San Jose, California by the County of Santa Clara on behalf of itself and seeking to represent a class of all public entities in California who expend any funds for medical treatment, educational expenses, abatement or other costs and expenses due to exposure to or potential exposure to lead paint. The complaint, which also names seven alleged former manufacturers of lead pigments and the LIA, includes causes of action for violation of California Business & Professions Code ss. 17200, strict product liability, failure to warn, market share liability, negligence, fraud and concealment, and unjust enrichment. The County of Santa Clara and the purported class seek compensatory and punitive damages as well as indemnity for past, present, and future costs associated with the medical care of lead poisoned children and adults, education programs for children injured as a result of lead exposure, and the abatement of lead hazards.

     2. Reference is made to the disclosure regarding a purported class action filed against ARCO and Babcock & Wilcox Company (B&W) described on page 17 of ARCO's Report on Form 10-K for the year ended December 31, 1999. On February 22, 2000, B & W filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana. On April 4, 2000, B &W filed an adversary complaint in the Bankruptcy Court against the plaintiffs in the Hall v. B & W action, seeing to confirm that the automatic stay applicable to actions against the debtor operates to stay the Hall case in its entirety, including any claims against ARCO. The Bankruptcy Court has not ruled on this complaint.

     3.   Reference is made to the disclosure regarding the action titled
ARCO, et al. v. UNOCAL described on page 18 of ARCO's Report on Form 10-K for the year ended December 31, 1999. On September 29, 1998, the court issued a judgment in favor of UNOCAL for $10.3 million (including prejudgment interest) against ARCO for infringing gallons during the first five months of production and for $1.5 million joint and several against ARCO and the other five refiners for UNOCAL's attorneys fees. On March 29, 2000, the Court of Appeals for the Federal Circuit affirmed the judgment.

     4. On March 17, 2000, six purported class action suits were filed in New Castle County, Delaware Chancery Court against Vastar Resources, Inc., Atlantic Richfield Company, BP Amoco, and Vastar's nine individual directors. The suits are brought by individual Vastar stockholders on behalf of a purported class of all Vastar minority stockholders. The suits allege that BP Amoco's proposed tender offer price for Vastar's minority shares is inadequate. The suits generally seek class action certification, an injunction against BP Amoco's tender offer as it is presently proposed, rescission or rescissory damages, other monetary damages, and attorney fees and court costs. The first-filed of the suits is Giarraputo v. Callison, et al. (Case No. 17888-NC). ARCO, Vastar, and Vastar's nine directors have been officially served in two of the six suits, Giarraputo and Rothe v. Vastar Resources, Inc., et al. (Case No. 17891-NC).

     5. Reference is made to the disclosure regarding the Aguilar action described on page 18 of ARCO's Report on Form 10-K for the year ended December 31, 1999. On January 31, 2000, the Court of Appeal for the Fourth Appellate District reversed the order granting a new trial and ordered the Superior Court to grant summary judgment in favor of each defendant. On March 1, 2000, the Court of Appeal denied the plaintiffs' petition for rehearing. On March 13, 2000, the plaintiffs filed a petition for review by the California Supreme Court.

     6. Reference is made to the Company's 1999 Form 10-K Report for information on other legal proceeding matters reported therein.

ITEM 5.   OTHER.

     A.   CHANGE OF CONTROL OF ARCO

     On April 18, 2000, the combination of BP Amoco p.l.c. (BP Amoco) and ARCO was completed by the merger of Prairie Holdings, Inc (a subsidiary of BP Amoco) with and into ARCO, pursuant to the terms of the merger agreement dated March 31, 1999, as amended through March 27, 2000 (Merger Agreement). Pursuant to the Merger Agreement, each share of outstanding common stock of ARCO (except for any such shares owned by BP

Amoco, ARCO or any subsidiary of BP Amoco or ARCO) was converted into the right to receive 1.64 BPAmoco American Depositary Receipts (ADRs) or, subject to the timely receipt of elections therefor, 9.84 BP Amoco Ordinary Shares. In addition, the outstanding ARCO common stock was delisted from the New York Stock Exchange and other exchanges on which it had been listed. In connection with the merger, on April 18, 2000, ARCO issued 324,711,290 new shares of common stock to BP Amoco. Later on April 18, 2000, BP Amoco transferred all such shares to BP America, Inc., a wholly owned subsidiary of BP Amoco, so that BP Amoco owns indirectly all of the currently outstanding common stock of ARCO. As the holder of all the outstanding common stock of ARCO, none of which is publically traded, BP Amoco is the controlling shareholder of ARCO. ARCO's outstanding shares of $2.80 and $3.00 Preference Stock remain listed on the New York Stock Exchange. Pursuant to the Merger Agreement, each share of $2.80 Preference Stock became convertible into 7.872 ADRs and each share of $3.00 Preference Stock became convertible into 22.304 ADRs. ARCO remains a reporting company within the meaning of the Securities and Exchange Act of 1934.

     Also in connection with the merger, all of ARCO's directors and officers, including its executive officers listed in ARCO's Report on Form 10-K for the year ended December 31, 1999, resigned concurrently with the effective date of the merger, April 18, 2000. Effective April 18, 2000, and pursuant to the Merger Agreement, as amended, the directors of Prairie Holdings, Inc became the directors of ARCO. Accordingly the directors of ARCO now are:

Peter B. P. Bevan
John F. Campbell
D. Patrick Chapman
Robert D. Agdern
James G. Nemeth

     As of May 11, 2000, the following individuals are officers of ARCO:

President Robert D. Agdern
Chief Financial Officer and Vice President Eileen A. Kamerick
Executive Vice President David H. Welch
Executive Vice President Roger E. Williams
Vice President W. Murray Air
Vice President Larry D. Burton
Vice President-Human Resources John F. Campbell
Vice President Lucy I. Davies
Vice President Mike Hoffman
Vice President William R. Hutchinson
Vice President Chris Noble
Vice President Anthony J. Nocchiero
Vice President Richard Porter
Vice President Edward W. Sturrus
Vice President David R. Watson
Vice President and General Tax Officer James G. Nemeth
Corporate Secretary Daniel B. Pinkert
Treasurer Robert J. Novaria
Tax Officer Dale P. Shrallow
Controller Anthony J. Nocchiero
Assistant Controller Charles L. Hall

     All of the above individuals are employees of BP Amoco or of a subsidiary company of BP Amoco. None of these individuals own any shares of ARCO common or preference stocks.

     On April 18, 2000, in connection with the combination of ARCO and BP Amoco, PricewaterhouseCoopers LLP resigned as ARCO's independent accountants. Ernst & Young LLP, who currently act as independent accountants for BP Amoco, have been appointed as ARCO's independent accountants.

     B.   ANNUAL MEETING OF STOCKHOLDERS SET FOR JULY 11, 2000

     The Board of Directors of ARCO have fixed the Annual Meeting of Shareholders for Tuesday, July 11, 2000. Notice of Meeting and a Proxy
Statement will be mailed to shareholders of record on June 2, 2000. Shareholders of ARCO include BP Amoco, as holder of all the outstanding shares of Common Stock, and holders of the $2.80 and $3.00 Preference Stock, all of which vote as one class with the holder of the Common Stock.

     C.   SALE OF ALASKAN BUSINESSES AND PRO FORMA FINANCIAL STATEMENTS.

     On March 15, 2000, pursuant to an understanding with the Federal Trade Commission in conjunction with its review of the acquisition of ARCO by BP Amoco, ARCO entered into an agreement to sell its Alaskan businesses to Phillips Petroleum Company (Phillips) for approximately $6.5 billion cash, subject to purchase price adjustments (plus up to an additional $500 million based on post-closing production). Under the purchase and sale agreement, which was amended on April 6, 2000, ARCO agreed to sell all of the outstanding shares of ARCO Alaska, Inc., together with certain other subsidiaries of ARCO engaged principally in the operation of ARCO's Alaskan businesses, along with certain pipeline and marine assets associated with the transport of Alaskan crude oil. The major portion of the sale closed on April 26, 2000. The remainder of the assets are expected to be transferred upon receipt of governmental approvals.

     The following unaudited pro forma financial statements include certain adjustments to the historical financial statements of the Company. Such adjustments are made to give effect to the sale of ARCO's Alaskan businesses to Phillips. These adjustments reflect the elimination of ARCO Alaska, Inc. balances, as well as those pipeline and marine assets associated with the transport of Alaskan crude oil from ARCO's consolidated financial statements and the receipt of $6.1 billion in cash from the sale of ARCO Alaska, Inc. common stock and the pipeline and marine assets. The adjustments also reflect an after-tax gain of $1.65 billion and the estimated income taxes payable of $1.36 billion.

     The pro forma condensed statements of income have been prepared as if the sale of the shares and the pipeline and marine assets took place as of January 1, 1999. The pro forma condensed balance sheet has been prepared as if the sale of the shares took place as of March 31, 2000.

     Such pro forma financial statements are not necessarily indicative of the results of future operations, nor the results of historical operations had the sale of ARCO Alaska, Inc. shares and the pipeline and marine assets taken place as of the assumed dates.

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                                   (UNAUDITED)
                     PRO FORMA CONDENSED STATEMENT OF INCOME

                                                                               YEAR ENDED DECEMBER 31, 1999
                                                                         -----------------------------------------
                                                                                                       PRO FORMA
                                                                                                      AFTER GIVING
                                                                                                       EFFECT TO
(MILLIONS, EXCEPT PER SHARE AMOUNTS)                                     HISTORICAL    ADJUSTMENTS    ADJUSTMENTS
                                                                         ----------    -----------    ------------
  Revenues
     Sales and other operating revenues..............................    $   12,501    $      (470)   $     10,651
     Other revenues..................................................           554            (15)            539
                                                                         ----------    -----------    ------------
                                                                             13,055           (485)         11,190
                                                                         ----------    -----------    ------------

  Expenses
     Trade purchases.................................................         4,893          1,359          4,872
     Operating expenses..............................................         2,386           (298)          2,088
     Selling, general and administrative expenses....................           607            (54)            553
     Depreciation, depletion and amortization........................         1,785           (363)          1,422
     Exploration expenses (including undeveloped leasehold
       amortization).................................................           386            (50)            336
     Impairment of oil and gas properties............................            14             --              14
     Taxes other than income taxes...................................           475           (239)            236
     Interest........................................................           398             (9)            389
     Loss on disposition of Algeria assets...........................           175             --             175
     Restructuring costs.............................................            20             --              20
                                                                         ----------    -----------    ------------
                                                                             11,139            346          10,105
                                                                         ----------    -----------    ------------
  Income before income taxes and minority interest...................         1,916           (831)          1,085
  Provision for taxes on income......................................          (533)           286            (247)
  Minority interest in earnings of subsidiaries......................           (38)            --             (38)
                                                                         ----------    -----------    ------------
  Income from continuing operations..................................    $    1,345    $      (545)   $        800
                                                                         ==========    ===========    ============

  Earned per Share
     Continuing operations--Basic (322.3 shares)......................   $     4.17    $     (1.69)   $       2.48
     Continuing operations--Diluted (328.8 shares)....................   $     4.09    $     (1.66)   $       2.43

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                                   (UNAUDITED)
                     PRO FORMA CONDENSED STATEMENT OF INCOME

                                                                              THREE MONTHS ENDED MARCH 31, 2000
                                                                             -------------------------------------
                                                                                                      PRO FORMA
                                                                                                     AFTER GIVING
                                                                                                       EFFECT TO
  (MILLIONS, EXCEPT PER SHARE AMOUNTS)                                       HISTORICAL   ADJUSTMENTS  ADJUSTMENTS
                                                                             ---------  ------------  ------------
  Revenues                                                                   $  3,993   $      (123)  $     3,300
     Sales and other operating revenues...................................        201            (3)          198
                                                                             ---------  ------------  ------------
     Other revenues.......................................................      4,194          (126)        3,498
                                                                             ---------  ------------  ------------
  Expenses
     Trade purchases......................................................      1,685           562         1,677
     Operating expenses...................................................        600           (71)          529
     Selling, general and administrative expenses ........................        136           (11)          125
     Exploration expenses (including undeveloped leasehold amortization)..        100           (17)           83
     Depreciation, depletion and amortization.............................        484           (87)          397
     Taxes other than income taxes........................................        177           (85)           92
     Interest ............................................................        110            (3)          107
                                                                             ---------  ------------  ------------
                                                                                3,292           288         3,010
                                                                             ---------  ------------  ------------

  Income before income taxes and minority interest........................        902          (414)          488
  Provision for taxes on income...........................................       (271)          154          (117)
  Minority interest in earnings of subsidiaries...........................        (14)           --           (14)
                                                                             ---------  ------------  ------------
  Income from continuing operations.......................................   $    617   $      (260)  $       357
                                                                             =========  ============  ============

  Earned per Share
     Continuing operations--Basic (323.4 shares)..........................   $   1.91   $      (.81)  $      1.10
     Continuing operations--Diluted (329.1 shares)........................   $   1.87   $      (.79)  $      1.08

--------------

                           ATLANTIC RICHFIELD COMPANY
                                   (UNAUDITED)
                        PRO FORMA CONDENSED BALANCE SHEET

                                                                                     MARCH 31, 2000
                                                                   -----------------------------------------------
                                                                                                       PRO FORMA
                                                                                                     AFTER GIVING
                                                                                                       EFFECT TO
  (MILLIONS)                                                          HISTORICAL       ADJUSTMENTS    ADJUSTMENTS
                                                                   ----------------  ---------------  ------------
  ASSETS
  Cash, cash equivalents, and short-term investments............   $         1,260   $          (11)  $     1,249
  Receivable from BP Amoco......................................                              6,118         6,118
  Other accounts receivable, inventories and
     other current assets.......................................             1,990             (251)        1,739

  Investments accounted for on the equity method................             1,579               (2)        1,577
  Investments and long-term receivables.........................             1,883               --         1,883

  Net property, plant and equipment.............................            18,173           (4,951)       13,222

  Net assets of discontinued operations.........................                68               --            68
  Deferred charges and other assets.............................             1,578               (9)        1,569
                                                                   ----------------  ---------------  ------------

  Total assets..................................................   $        26,531   $          894   $    27,425
                                                                   ================  ===============  ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities...........................................   $         3,863   $        1,129        $4,992
  Long-term debt................................................             5,599             (266)        5,333
  Deferred income taxes.........................................             3,643             (799)        2,844
  Other deferred liabilities and credits........................             3,885             (820)        3,065
  Minority interest.............................................               309               --           309
  Stockholder's equity:
     Preference stocks..........................................                 1               --             1
     Common stock...............................................               818               --           818
     Capital in excess of par value of stock....................               918               --           918
     Retained earnings..........................................             7,476            1,650         9,126
     Treasury stock.............................................              (272)              --          (272)
     Accumulated other comprehensive income.....................               291               --           291
                                                                   ----------------  ---------------  ------------
  Total stockholders' equity....................................             9,232            1,650        10,882
                                                                   ----------------  ---------------  ------------
  Total liabilities and stockholders' equity....................   $        26,531   $          894   $    27,425
                                                                   ================  ===============  ============

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   Exhibits.

           2 Master Purchase and Sale Agreement, dated as of March 15, 2000, as amended, by and among ARCO, CH-Twenty, Inc., BP Amoco p.l.c. and Phillips Petroleum Company.

           27   Financial Data Schedule.

       (b)   Reports on Form 8-K.

       The following Current Reports on Form 8-K were filed during the quarter ended March 31, 2000 and through the date hereof.

   DATE OF REPORT             ITEM NO.                 FINANCIAL STATEMENTS
------------------       -----------------           ------------------------

May 9, 2000                    1 and 4                         None
April 25, 2000                 1 and 4                         None
April 13, 2000                    5                            None
March 28, 2000                    5                            None
March 21, 2000                    5                            None
February 9, 2000                  5                            None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ATLANTIC RICHFIELD COMPANY
                                                     (Registrant)

                                               /s/ Charles L. Hall
                                         --------------------------------------
      Dated:   May 11, 2000                        Charles L. Hall
                                                   Assistant Controller
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)