Form 10-Q
period 2000-06-30
ATLANTIC RICHFIELD CO /DE
filed 2000-08-14
CIK 775483

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

                                 --------------



FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000       COMMISSION FILE NUMBER 1-1196

                                 --------------


                           ATLANTIC RICHFIELD COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 --------------



                  DELAWARE                                    23-0371610
        (STATE OR OTHER JURISDICTION OF                     (I.R.S.EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

           333 SOUTH HOPE STREET
          LOS ANGELES, CALIFORNIA                                90071
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

       Yes    X   No
            ----      -----

       Number of shares of Common Stock, outstanding as of July 31, 2000:
324,711,290. All of these shares are indirectly owned by BP Amoco p.l.c., and are no longer listed on the New York Stock Exchange, or any other stock exchange. The only equity securities currently listed on the New York and Pacific Stock Exchanges, as of July 31, 2000, are 434,342 shares of $2.80 Preference Shares and 36,551 shares of $3.00 Preference Shares.
================================================================================

                          PART I. FINANCIAL INFORMATION
            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                        CONSOLIDATED STATEMENT OF INCOME


                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                             JUNE 30,              JUNE 30,
                                                                       --------------------  --------------------
(MILLIONS)                                                               2000       1999       2000       1999
                                                                       ---------  ---------  ---------  ---------
Revenues
   Sales and other operating revenues...............................   $  3,778   $  2,856   $  7,622   $  5,106
   Sales to  related parties........................................        522        191        763        356
   Other revenues...................................................        199        173        391        309
   Interest  from related parties ..................................         72         --         72         --
                                                                       ---------  ---------  ---------  ---------
                                                                          4,571      3,220      8,848      5,771
                                                                       ---------  ---------  ---------  ---------
Expenses
   Trade purchases..................................................      2,145      1,162      3,885      1,946
   Trade purchases from related parties ............................        217         17        239         33
   Operating expenses...............................................        621        594      1,222      1,160
   Selling, general and administrative expenses.....................        131        176        269        328
   Depreciation, depletion and amortization.........................        375        428        862        911
   Exploration expenses (including undeveloped leasehold
     amortization)..................................................         65        108        165        182
   Taxes other than income taxes....................................        125        116        302        236
   Interest.........................................................         94         95        204        190
   Interest-- related parties ......................................         11         --         11         --
   Unusual items....................................................        639         --        639         --
                                                                       ---------  ---------  ---------  ---------
                                                                          4,423      2,696      7,798      4,986
                                                                       ---------  ---------  ---------  ---------

Income before gain on sale of Alaskan oil and gas businesses........        148        524      1,050        785
Gain on sale of Alaskan oil and gas businesses......................      2,596         --      2,596         --
                                                                       ---------  ---------  ---------  ---------
Income from continuing operations before income taxes and minority
   interest.........................................................      2,744        524      3,646        785
Provision for taxes on income.......................................        907        202      1,178        295
Minority interest in earnings of subsidiary.........................         25          9         39         12
                                                                       ---------  ---------  ---------  ---------
Income from continuing operations...................................      1,812        313      2,429        478
Income from discontinued operations, net of income taxes of $12.....         43         --         43         --
                                                                       ---------  ---------  ---------  ---------
Net Income .........................................................   $  1,855   $    313   $  2,472   $    478
                                                                       =========  =========  =========  =========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ATLANTIC RICHFIELD COMPANY
                           CONSOLIDATED BALANCE SHEET


                                                                                          JUNE 30,    DECEMBER 31,
 (MILLIONS)                                                                                 2000          1999
                                                                                         ----------   ------------
  Assets
  Current assets:
     Cash and cash equivalents.......................................................    $     225    $       879
     Short-term investments..........................................................          169            264
     Accounts receivable.............................................................        1,376          1,167
     Accounts receivable from related parties........................................          230            134
     Inventories.....................................................................          242            430
     Prepaid expenses and other current assets.......................................          180            184
                                                                                         ----------   ------------
     Total current assets............................................................        2,422          3,058
                                                                                         ----------   ------------

  Investments and long-term receivables:
     Investments accounted for on the equity method..................................        1,660          1,508
     Receivable from BP Amoco .......................................................        5,474             --
     Other investments and long-term receivables.....................................        2,043          1,660
                                                                                         ----------   ------------
                                                                                             9,177          3,168
                                                                                         ----------   ------------

  Net property, plant and equipment..................................................       14,355         18,466

  Net assets of discontinued operations..............................................           --             67
  Deferred charges and other assets..................................................        1,228          1,513
                                                                                         ----------   ------------

  Total assets.......................................................................    $  27,182    $    26,272
                                                                                         ==========   ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ATLANTIC RICHFIELD COMPANY
                           CONSOLIDATED BALANCE SHEET


                                                                                           JUNE 30,   DECEMBER 31,
   (MILLIONS)                                                                                2000         1999
                                                                                          ---------  -------------
  Liabilities and Stockholders' Equity
  Current liabilities:
     Notes payable.....................................................................   $     --   $      1,672
     Accounts payable..................................................................        805            830
     Taxes payable.....................................................................      1,894            420
     Long-term debt due within one year................................................         42             11
     Other.............................................................................        883          1,090
                                                                                          ---------  -------------

     Total current liabilities.........................................................      3,624          4,023

  Long-term debt.......................................................................      5,595          5,698
  Deferred income taxes................................................................      2,927          3,644
  Dismantlement, restoration and reclamation...........................................        640          1,154
  Other deferred liabilities and credits...............................................      3,062          2,770
  Minority interest....................................................................        335            297
                                                                                          ---------  -------------

     Total liabilities.................................................................     16,183         17,586
                                                                                          ---------  -------------

  Stockholders' equity:
     Preference stocks.................................................................          1              1
     Common stock......................................................................        818            817
     Capital in excess of par value of stock...........................................        973            889
     Retained earnings.................................................................      9,330          7,091
     Treasury stock....................................................................       (227)          (279)
     Accumulated other comprehensive income............................................        104            167
                                                                                          ---------  -------------

     Total stockholders' equity........................................................     10,999          8,686
                                                                                          ---------  -------------

  Total liabilities and stockholders' equity...........................................   $ 27,182   $     26,272
                                                                                          =========  =============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ATLANTIC RICHFIELD COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             ---------------------
  (MILLIONS)                                                                                   2000       1999
                                                                                             ---------  ----------
  Cash flows from operating activities:
  Income from continuing operations.......................................................   $  2,429   $     478
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of Alaskan operations...................................................     (2,596)         --
     Depreciation, depletion and amortization.............................................        862         911
     Dry hole expense and undeveloped leasehold amortization..............................         86          82
     Net gain on other asset sales........................................................        (85)        (47)
     Income from equity investments.......................................................        (43)        (21)
     Dividends from equity investments....................................................         46          27
     Minority interest in earnings of subsidiaries........................................         39          12
     Noncash provisions greater (less) than cash payments.................................        414        (177)
     Deferred income taxes................................................................       (683)        (17)
     Other changes in working capital accounts............................................      1,758        (411)
     Other................................................................................        (61)        (32)
                                                                                             ---------  ----------

       Net cash provided by operating activities..........................................      2,166         805
                                                                                             ---------  ----------

  Cash flows from investing activities:
     Proceeds from sale of Alaskan operations.............................................      5,824          --
     Receivable from BP Amoco.............................................................     (5,474)         --
     Additions to fixed assets (including dry hole costs).................................     (1,172)     (1,393)
     Net cash  provided (used)by short-term investments...................................         89         (11)
     Investment in LUKARCO................................................................       (136)        (51)
     Proceeds from other asset sales......................................................        243         629
     Investments and long-term receivables................................................       (362)         14
     Other................................................................................         (4)         37
                                                                                             ---------  ----------

       Net cash used by investing activities..............................................       (992)       (775)
                                                                                             ---------  ----------

  Cash flows from financing activities:
     Repayments of long-term debt.........................................................       (104)       (580)
     Proceeds from issuance of long-term debt.............................................         92       1,887
     Net cash used by notes payable.......................................................     (1,674)       (898)
     Dividends paid.......................................................................       (232)       (459)
     Other................................................................................         20          26
                                                                                             ---------  ----------

       Net cash used by financing activities..............................................     (1,898)        (24)
                                                                                             ---------  ----------

  Cash flows from discontinued operations.................................................         53          (8)
  Effect of exchange rate changes on cash.................................................         17         (15)
                                                                                             ---------  ----------
  Net decrease in cash and cash equivalents...............................................       (654)        (17)
  Cash and cash equivalents at beginning of period........................................        879         657
                                                                                             ---------  ----------
  Cash and cash equivalents at end of period..............................................   $    225   $     640
                                                                                             =========  ==========
        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE B. MERGER OF ARCO INTO BP AMOCO

       On April 18, 2000, the combination of BP Amoco p.l.c. (BP Amoco) and ARCO was completed pursuant to the terms of the merger agreement dated March 31, 1999, as amended through March 8, 2000 (Merger Agreement). The Merger Agreement, approved by the boards of both BP Amoco and ARCO, provided for all common shareholders of ARCO, with the exception of BP Amoco, ARCO or any of their subsidiaries, to receive 9.84 BP Amoco ordinary shares of US$ 0.25 each in the form of BP Amoco American Depositary Shares (ADSs) or, at the election of the shareholder, BP Amoco ordinary shares, in return for the cancellation of each of their shares (other than the shares held by CH-Twenty Holdings, LLC, a subsidiary of ARCO) (the Cancelled ARCO Shares). It also provided for the issue to BP Amoco of new common shares equal in number to the Cancelled ARCO Shares by a newly enlarged ARCO formed by a statutory merger of Prairie Holdings, Inc. (a direct wholly owned subsidiary of BP Amoco) into and with ARCO. Any right to a fraction of a BP Amoco ADS or an odd lot of less than six BP Amoco ordinary shares would be satisfied by a cash payment. Both ARCO and BP Amoco shareholders voted overwhelmingly in favor of the combination at shareholders' meetings on August 30, 1999 and September 1, 1999, respectively. In addition, the outstanding ARCO common stock was delisted from the New York Stock Exchange and other exchanges on which it had been listed.

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

                                   (UNAUDITED)

NOTE C. RELATIONSHIP WITH BP AMOCO  AND OTHER RELATED PARTY TRANSACTIONS.

       Sales to and purchases from BP Amoco or its subsidiaries consisted primarily of the sale or purchase of petroleum liquids and natural gas. The sales to other related parties primarily included sales to Southern Company Energy Marketing, an equity affiliate of Vastar Resources, Inc. (Vastar) and consisted of natural gas produced by Vastar.

       Sales to related parties were as follows:


                                                                   THREE MONTHS        SIX MONTHS
                                                                  ENDED JUNE 30,     ENDED JUNE 30,
                                                                 -----------------  ------------------
(MILLIONS)                                                        2000      1999      2000     1999
                                                                 --------  -------  --------- --------
BP Amoco.......................................................  $   180   $   --   $    180  $   --
Southern Company Energy Marketing..............................      319      191        546     356
Other..........................................................       23       --         37      --
                                                                 --------  -------  --------- --------
                                                                 $   522   $  191   $    763  $  356
                                                                 ========  =======  ========= ========


Purchases from related parties were as follows:

                                                                   THREE MONTHS         SIX MONTHS
                                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                                  ---------------    -----------------
                                                                  2000      1999       2000     1999
                                                                 -------   -------   -------- -------
     BP Amoco..................................................  $   185   $   --    $   185  $   --
     Southern Company Energy Marketing.........................       27       17         49      33
     Other.....................................................        5       --          5      --
                                                                 -------   -------   -------- --------
                                                                 $   217   $   17    $   239  $   33
                                                                 =======   =======   ======== ========


       ARCO and its subsidiaries join with BP America, Inc. (BP America) , a subsidiary of BP Amoco, in filing a consolidated federal income tax return. ARCO and BP America are parties to a tax sharing agreement which requires ARCO as a member of BP America's consolidated tax group to pay its share of the group's federal income taxes and certain state and local taxes to BP America. ARCO's share of these taxes is generally the amount of federal income tax it would have to pay if ARCO and its subsidiaries filed tax returns as a separate tax group.

                                   (UNAUDITED)

NOTE D. COMPREHENSIVE INCOME.

       Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO's comprehensive income for the three- and six-month periods ended June 30, 2000 and 1999 was as follows:


                                                                   THREE MONTHS        SIX MONTHS
                                                                  ENDED JUNE 30,     ENDED JUNE 30,
                                                                 -----------------  ------------------
(MILLIONS)                                                         2000      1999      2000     1999
                                                                 --------  -------  --------- --------
Net income.....................................................  $ 1,855   $  313   $  2,472  $  478
Other comprehensive income:
   Net unrealized gain (loss) on investments (a)...............     (115)     104         14     215
   Foreign currency translation adjustment.....................      (72)      (9)       (77)    184
                                                                 --------  -------  --------- --------
Comprehensive income ..........................................  $ 1,668   $  408   $  2,409  $  877
                                                                 ========  =======  ========= ========

--------------
  (a) Primarily consists of tax-effected changes in the fair value of ARCO's investment in LUKOIL, which had a fair value of approximately $735 million at June 30, 2000, compared to a fair value of approximately $714 million at December 31, 1999. The unrealized pretax gain in the LUKOIL investment at June 30, 2000, was $393 million.

       Accumulated nonowner changes in equity (accumulated other comprehensive income) at June 30, 2000 and December 31, 1999 was as follows:

  (MILLIONS)                                         JUNE 30,   DECEMBER 31,
                                                       2000        1999
                                                     --------- --------------
Net unrealized gain on investments...............   $    242  $        228
Foreign currency translation adjustment..........       (107)          (30)
Minimum pension liability........................        (31)          (31)
                                                    --------- -------------
Accumulated other comprehensive income...........   $    104  $        167
                                                    ========= =============

                                   (UNAUDITED)

NOTE E. SALE OF ALASKAN OPERATIONS

       In the second quarter of 2000 ARCO completed the sale of its Alaskan operations, comprising oil and gas production, crude oil marine transportation and related crude oil inventory, for proceeds totalling approximately $5.8 billion and realized an after-tax gain of approximately $1.8 billion. The net book value of those assets at the time of the sale was approximately $3.2 billion. The gain on the inventory portion of the sale included a $69 million after-tax gain from LIFO inventory liquidation. The results of the Alaskan oil and gas producing and marine transportation operations through the dates of sale are included in ARCO's three-month and six-month results ended June 30, 2000.

       The following table sets forth the operating results for the Alaskan oil and gas producing and marine transportation businesses included in ARCO's financial statements for the periods indicated.


                                                                   THREE MONTHS       SIX MONTHS
                                                                  ENDED JUNE 30,    ENDED JUNE 30,
                                                                  ----------------  ----------------
(MILLIONS)                                                         2000     1999     2000     1999
                                                                  -------  -------  -------  -------
Revenues
  Sales and other operating revenues*..........................   $  191   $  346   $  811   $  584
                                                                  -------  -------  -------  -------
  Total revenues...............................................      204      349      827      591
                                                                  -------  -------  -------  -------
 Expenses
  Operating expenses...........................................       13       57       67      116
  Depreciation, depletion and amortization.....................       22       73       97      152
  Exploration expenses.........................................        6       19       23       31
  Taxes other than income taxes................................       19       52      101       96
                                                                  -------  -------  -------  -------
     Total expenses............................................       60      201      288      395
                                                                  -------  -------  -------  -------
Income from continuing operations before income taxes and
   minority interest...........................................   $  144   $  148   $  539   $  196
                                                                  =======  =======  =======  =======

*Before elimination of intercompany transfers..................   $  179   $  302   $  749   $  491
                                                                  =======  =======  =======  =======

--------------

NOTE F. INTERIM SEGMENT INFORMATION.


                                                                 THREE MONTHS ENDED JUNE 30, 2000
                                                 -----------------------------------------------------------------
  (MILLIONS)                                      EXPLORATION     REFINING &     ALL
                                                 & PRODUCTION     MARKETING     OTHER     UNALLOCATED     TOTAL
                                                 --------------  ------------  ---------  ------------  ----------
  Sales and other operating revenues...........  $       1,932   $     2,418   $      6   $       144   $   4,500
  Intersegment revenues........................           (197)           --         (1)           (2)       (200)
                                                 --------------  ------------  ---------  ------------  ----------
  Total........................................  $       1,735   $     2,418   $      5   $       142   $   4,300
                                                 ==============  ============  =========  ============  ==========

  Income from continuing operations before
     gain on sale of Alaskan operations........  $         317   $        61   $      5   $      (386)  $      (3)
  Gain on sale of Alaskan operations...........          1,815            --         --            --       1,815
                                                 --------------  ------------  ---------  ------------  ----------
  Income from continuing operations............          2,132            61          5          (386)      1,812
  Income from discontinued operations..........             --            --         --            43          43
                                                 --------------  ------------  ---------  ------------  ----------

  Net income...................................  $       2,132   $        61   $      5   $      (343)  $   1,855
                                                 ==============  ============  =========  ============  ==========

  Segment assets...............................  $      14,274   $     4,386   $    995   $     7,527   $  27,182
                                                 ==============  ============  =========  ============  ==========

  December 31, 1999
  ---------------------
  Segment assets...............................  $      18,752   $     4,695   $    916   $     1,909   $  26,272
                                                 ==============  ============  =========  ============  ==========

                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED JUNE 30, 1999
                                                 -----------------------------------------------------------------
  (MILLIONS)                                       EXPLORATION     REFINING &    ALL
                                                  & PRODUCTION     MARKETING    OTHER      UNALLOCATED    TOTAL
                                                 --------------  ------------  ---------  ------------  ----------
  Sales and other operating revenues...........  $       1,549   $     1,819   $     12   $         3   $   3,383
  Intersegment revenues........................           (333)           --         (1)           (2)       (336)
                                                 --------------  ------------  ---------  ------------  ----------
  Total........................................  $       1,216   $     1,819   $     11   $         1   $   3,047
                                                 ==============  ============  =========  ============  ==========

   Net income..................................  $         174   $       206   $     24   $       (91)  $     313
                                                 ==============  ============  =========  ============  ==========


                                                                  SIX MONTHS ENDED JUNE 30, 2000
                                                 -----------------------------------------------------------------
  (MILLIONS)                                      EXPLORATION     REFINING &     ALL
                                                 & PRODUCTION     MARKETING     OTHER     UNALLOCATED    TOTAL
                                                 --------------  ------------  ---------  ------------ -----------
  Sales and other operating revenues..........   $       4,323   $     4,667   $     14   $       238  $    9,242
  Intersegment revenues.......................            (853)           --         (1)           (3)       (857)
                                                 --------------  ------------  ---------  ------------ -----------
  Total.......................................   $       3,470   $     4,667   $     13   $       235  $    8,385
                                                 ==============  ============  =========  ============ ===========

  Income from continuing operations before
     gain on sale of Alaskan operations.......   $         918   $       131   $     19   $      (454) $      614
  Gain on sale of Alaskan operations..........           1,815            --         --            --       1,815
                                                 --------------  ------------  ---------  ------------ -----------
  Income from continuing operations...........           2,733           131         19          (454)      2,429
  Income from discontinued operations.........              --            --         --            43          43
                                                 --------------  ------------  ---------  ------------ -----------

  Net income..................................   $       2,733   $       131   $     19   $      (411) $    2,472
                                                 ==============  ============  =========  ============ ===========



                                                                  SIX MONTHS ENDED JUNE 30, 1999
                                                 -----------------------------------------------------------------
  (MILLIONS)                                      EXPLORATION      REFINING &     ALL
                                                 & PRODUCTION      MARKETING     OTHER     UNALLOCATED     TOTAL
                                                 --------------  ------------- ---------  ------------- ----------
  Sales and other operating revenues..........   $       2,853   $      3,125  $     29   $          5  $   6,012
  Intersegment revenues.......................            (544)            --        (2)            (4)      (550)
                                                 --------------  ------------- ---------  ------------- ----------
  Total.......................................   $       2,309   $      3,125  $     27   $          1  $   5,462
                                                 ==============  ============= =========  ============= ==========

  Net income..................................   $         263   $        335  $     48   $       (168) $     478
                                                 ==============  ============= =========  ============= ==========

       For the second quarter ended June 30, 2000 discontinued operations consisted of an adjustment to the estimated loss provision recorded prior to second quarter 2000 for the net loss on the sale of ARCO's U.S. and Australian coal assets. With the sale of ARCO's remaining Australian assets in the second quarter of 2000 the disposition of ARCO's U.S. and Australian coal assets was completed.

       The amortization associated with a gain deferred in conjunction with the sale of the chemicals operations had a favorable impact of approximately $17 million and $18 million after tax on Refining and Marketing earnings in the second quarter 2000 and 1999, respectively. The after-tax favorable impact for the first six months of 2000 and 1999 was approximately $37 million and $27 million, respectively.

NOTE G. INVESTMENTS.

       At June 30, 2000 and 1999, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from three months to 10 years. These investments were classified as short or long term depending on maturity. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At June 30, 2000 and 1999, all investments were classified as available-for-sale and were reported at fair value, with unrealized holding gains and losses, net of tax, reported in accumulated other comprehensive income (loss).

                                   (UNAUDITED)

       The following summarizes investments in securities, at June 30:

  (MILLIONS)                                              2000      1999
                                                        ---------  --------
  Aggregate fair value...............................   $  1,533   $ 1,468
  Gross unrealized holding losses....................         11        14
  Gross unrealized holding gains.....................       (404)     (242)
                                                        ---------  --------
  Amortized cost.....................................   $  1,140   $ 1,240
                                                        =========  ========

       Investment activity for the six-month periods ended June 30 was as follows:

  (MILLIONS)                                             2000        1999
                                                       ----------  ----------
  Gross purchases....................................  $   5,943   $  10,906
  Gross sales........................................         26         776
  Gross maturities...................................      5,909       9,938


       Gross realized gains and loss were determined by the specific identification method and for the three- and six-month periods ended June 30, 2000 and 1999, were insignificant.

NOTE H. INVENTORIES.

       Inventories at June 30, 2000 and December 31, 1999 comprised the following:

                                                        JUNE 30,    DECEMBER 31,
  (MILLIONS)                                              2000         1999
                                                        ---------  -------------
  Crude oil and petroleum products...................   $      7*  $        199
  Aluminum products..................................         73             --
  Other products.....................................         26             26
  Materials and supplies.............................        136            205
                                                        ---------  -------------
     Total...........................................   $    242   $        430
                                                        =========  =============
--------------
    * Includes a $96 million credit for a temporary gain on LIFO liquidation. Consistent with the company's historical practice, this amount has not been recognized in income because inventory levels are expected to increase by December 31, 2000, resulting in minimal or no gain on liquidation for the full year.

NOTE I. CAPITAL STOCK.

       Detail of the Company's capital stock was as follows:


                                                                                        JUNE 30,     DECEMBER 31,
  (THOUSANDS)                                                                             2000           1999
                                                                                      ------------  --------------
  $3.00 Cumulative convertible preference stock, par $1............................   $        39   $          41
  $2.80 Cumulative convertible preference stock, par $1............................           462             493
  Common stock, par $2.50..........................................................       818,277         816,673
                                                                                      ------------  --------------
     Total.........................................................................   $   818,778   $     817,207
                                                                                      ===========   =============

NOTE J. CAPITALIZATION OF INTEREST.

       Interest expense excluded capitalized interest of $3 million and $49 million, respectively, for the three-month periods ended June 30, 2000 and 1999, and $39 million and $88 million, respectively, for the six-month periods ended June 30, 2000 and 1999.

                                   (UNAUDITED)

NOTE K. UNUSUAL ITEMS.

       The company recorded as unusual items $639 million before tax in conjunction with the merger into BP Amoco (See Note B), comprised of the following:


($ MILLIONS)
Personnel terminations............................................    $311
Facilities closure................................................     100
Stock-related compensation........................................      98
Merger costs......................................................      77
UK shutdown costs.................................................      44
Other shutdown costs..............................................       9
                                                                     ------
                                                                      $639
                                                                     ======

       Personnel termination costs relate to the severance of approximately 1,800 employees, primarily at the corporate headquarters, a technical support center in Texas, and various operating units worldwide. This accrual did not include costs related to the termination of foreign national employees. This represents specific employee terminations identified as of June 30, 2000; further charges may be necessary in future periods if additional terminations become known.

       The following table summarizes the liabilities related to the terminations that resulted from ARCO's merger into BP Amoco:


                  (MILLIONS)

                                    FUNDED        UNFUNDED
                  SHORT-TERM       LONG-TERM     LONG-TERM
                  BENEFITS (a)    BENEFITS (b)  BENEFITS (C)   TOTAL
                 --------------  ------------  -------------  --------
                      $98           $171           $42         $311
--------------
  (a) Severance payments and ancillary benefits such as relocation and outplacement.
  (b) Net increase in pension benefits to be paid from assets of qualified plans.
  (c) Net increase in non-qualified pension benefits and other postretirement benefits to be paid from Company funds.

       Through June 30, 2000, approximately 300 employees have been terminated and approximately $5 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments. The remaining severance and ancillary benefits are expected to be paid by the second quarter 2002.

       A reserve of $100 million was established for office space and facilities, primarily in Los Angeles, that will be vacated with no future economic benefit. Cash payments will be made through the remaining terms of the leases, the longest (and largest) of which extends to 2012.

       The charge of $98 million for stock-related compensation related to compensation benefits from contingent restricted stock and dividend share credits on stock options granted to executives and key employees. The benefits, which ordinarily would have been reported as compensation expense in future periods, were accelerated upon the change of control of the company. See the company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information on contingent restricted stock and dividend share credits.

       Merger costs represent costs directly related to the consummation of the merger, primarily for investment and legal consultants.

       The remainder of the unusual items charge is comprised of shutdown costs (such as foreign national terminations and other location-specific costs) for offices in the United Kingdom and other worldwide locations.

                                   (UNAUDITED)

       Through December 31, 1999, the company had previously established reserves totaling $251 million for the costs of terminating 1,250 employees. $103 million related to short-term benefits such as severance payments and ancillary benefits such as relocation and outplacement; $148 million related to pension and other postretirement benefits. Through June 30, 2000, approximately 1,200 employees have been terminated and approximately $97 million of severance and ancillary benefits have been paid and charged against the short-term benefit accrual. The remaining employees will terminate under the 2000 merger change of control severance program with the previously established reserves deemed adequate.

       UNION TEXAS PETROLEUM HOLDINGS, INC. (UTP) RESTRUCTURE.

       Through December 31, 1999, the company established a $90 million provision for the termination of 357 employees resulting from the integration of UTP into ARCO's operations. As of June 30, 2000, ARCO had terminated 355 of the employees and had paid out a total of $83 million in severance benefits.

NOTE L. INCOME TAXES.

       Provision (benefit) for taxes on income:


                                      THREE MONTHS        SIX MONTHS
                                     ENDED JUNE 30,     ENDED JUNE 30,
                                   -------------------  ----------------
  (MILLIONS)                          2000       1999      2000     1999
                                   --------  ---------  -------- -------
  Federal:
     Current....................   $ 1,269   $    124   $ 1,413  $  165
     Deferred...................      (564)        20      (550)     31
                                   --------  ---------  -------- -------

                                       705        144       863     196
                                   --------  ---------  -------- -------

  Foreign:
     Current....................        84         67       219     112
     Deferred...................       (17)       (33)      (78)    (50)
                                   --------  ---------  -------- -------

                                        67         34       141      62
                                   --------  ---------  -------- -------


  State:
     Current....................       190         23       229      35
     Deferred...................       (55)         1       (55)      2
                                   --------  ---------  -------- -------

                                       135         24       174      37
                                   --------  ---------  -------- -------

     Total......................   $   907   $    202   $ 1,178  $  295
                                   ========  =========  ======== =======

                                   (UNAUDITED)

       Reconciliation of provision for taxes on income with tax at federal statutory rate:


                                                                             THREE MONTHS ENDED JUNE 30,
                                                                      -------------------------------------------
                                                                             2000                   1999
                                                                      --------------------  ---------------------
                                                                                  PERCENT
                                                                                    OF                  PERCENT
                                                                                   PRETAX               OF PRETAX
(MILLIONS)                                                              AMOUNT     INCOME     AMOUNT     INCOME
                                                                      ---------  ---------  ---------  ----------
Income from continuing operations before income taxes and
minority interest.................................................    $  2,744     100.0    $    524       100.0
                                                                      =========  ========   =========  ==========
Tax at federal statutory rate.....................................    $    960      35.0    $    183        35.0
Increase (reduction) in taxes resulting from:
   Sale of Alaskan operations.....................................        (213)     (7.8)         --          --
   Taxes on foreign income in excess of statutory rate............           9       0.3          22         4.2
   State income taxes (net of federal effect).....................          88       3.2          16         3.1
   Tax credits....................................................         (26)     (0.9)        (26)       (5.0)
   Other..........................................................          89       3.3           7         1.2
                                                                      ---------  --------   ---------  ----------
Provision  for taxes on income....................................    $    907      33.1    $    202        38.5
                                                                      =========  ========   =========  ==========


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------------------------
                                                                             2000                   1999
                                                                      --------------------  ---------------------
                                                                                  PERCENT
                                                                                    OF                  PERCENT
                                                                                  PRETAX                OF PRETAX
(MILLIONS)                                                              AMOUNT     INCOME     AMOUNT      INCOME
                                                                      ---------  ---------  ---------  ----------
Income from continuing operations before income taxes and
minority interest.................................................    $  3,646      100.0   $    785       100.0
                                                                      =========  =========  =========  ==========
Tax at federal statutory rate.....................................    $  1,276       35.0   $    275        35.0
Increase (reduction) in taxes resulting from:
   Sale of Alaskan operations.....................................        (213)      (5.8)        --          --
   Taxes on foreign income in excess of statutory rate............         (31)      (0.9)        43         5.5
   State income taxes (net of federal effect).....................         113        3.1         24         3.1
   Tax credits....................................................         (55)      (1.5)       (50)       (6.4)
   Other..........................................................          88        2.4          3         0.4
                                                                      ---------  ---------  ---------  ----------
Provision for taxes on income.....................................    $  1,178       32.3   $   295         37.6
                                                                      =========  =========  =========  ==========


NOTE M. DISCONTINUED OPERATIONS.

       In the second quarter of 2000, ARCO disposed of its remaining coal assets in Australia. As part of the acquisition of UTP, ARCO sold the UTP petrochemical business to Williams Energy Services in March 1999.

NOTE N. EARNED PER SHARE.

       Earnings per share has been omitted from the Consolidated Statement of Income because ARCO has no publicly held common stock . BP Amoco holds 100% of the common stock outstanding, and none of ARCO's other securities are convertible into ARCO common stock.

                                   (UNAUDITED)

NOTE O. SUPPLEMENTAL INCOME STATEMENT INFORMATION.

       Taxes other than income taxes comprised the following:


                                           THREE MONTHS         SIX MONTHS
                                          ENDED JUNE 30,      ENDED JUNE 30,
                                        -------------------  -----------------
(MILLIONS)                               2000       1999      2000     1999
                                        --------   --------  -------  --------
Production/severance.................   $    69    $    52   $  165   $    92
Property.............................        25         34       61        69
Other................................        31         30       76        75
                                        --------   --------  -------  --------
   Total.............................   $   125    $   116   $  302   $   236
                                        ========   ========  =======  ========

NOTE P. SUPPLEMENTAL CASH FLOW INFORMATION.

       Following is supplemental cash flow information for the six months ended June 30, 2000 and 1999:


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            --------------------
(MILLIONS)                                                    2000       1999
                                                            ---------  ---------
Gross sales and maturities of short-term investments.....   $    114   $     45
Gross purchases of short-term investments................        (25)       (56)
                                                            ---------  ---------

Net cash (used) provided by short-term investments.......   $     89   $    (11)
                                                            =========  =========

Gross proceeds from issuance of notes payable............   $  3,697   $  6,206
Gross repayments of notes payable........................     (5,371)    (7,104)
                                                            ---------  ---------

Net cash used  by notes payable..........................   $ (1,674)  $   (898)
                                                            =========  =========

Gross noncash provisions charged to income...............   $    718   $    104
Cash payments of previously accrued items................       (304)      (281)
                                                            ---------  ---------

Cash payments greater (less) than noncash provisions.....   $    414   $   (177)
                                                            =========  =========

Interest paid............................................   $    216   $    176
                                                            =========  =========

Income taxes paid........................................   $    204   $    286
                                                            =========  =========

       Changes in working capital accounts for the six-month periods ended June 30, 2000 and 1999 were as follows:



                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  ----------------------
(MILLIONS)                                                                          2000        1999
                                                                                  ----------  ----------
Changes in working capital--increase (decrease) to cash:
   Accounts receivable........................................................    $     116   $    (137)
   Inventories................................................................          209         (14)
   Accounts payable...........................................................           23        (173)
   Taxes payable..............................................................        1,540         125
   Other working capital......................................................         (130)       (212)
                                                                                  ----------  ----------
     Total....................................................................    $   1,758   $    (411)
                                                                                  ==========  ==========

                                   (UNAUDITED)

NOTE Q. OTHER COMMITMENTS AND CONTINGENCIES.

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

       ARCO is currently involved in assessments and cleanups under these laws at federal-and state-managed sites, as well as other clean-up sites including service stations, refineries, terminals, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites previously owned by ARCO or predecessors. This comprised 130 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO's share of responsibility varies from sole responsibility to very little responsibility.

       ARCO may in the future be involved in additional environmental assessments and cleanups. Future costs depend on unknown factors such as:

       o   Nature and extent of contamination;

       o   Timing, extent and method of the remedial action;

       o   ARCO's proportional share of costs; and

       o   Financial condition of other responsible parties.

                                   (UNAUDITED)

       The environmental remediation accrual is updated annually, at a minimum, and at June 30, 2000, was $758 million. As these costs become more clearly defined, they may require future charges against earnings. Applying Monte Carlo analysis to estimated site maximums on a portfolio basis, ARCO estimates that future costs could exceed the amount accrued by as much as $550 million.

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

NOTE R. SALE OF ALASKAN PIPELINE ASSETS

       In August 2000 ARCO completed the sale of its Alaskan pipeline assets for proceeds totaling approximately $300 million and expects to record an after-tax gain on the sale of approximately $31 million in the third quarter of 2000. The net book value of the Alaskan pipeline assets at June 30, 2000 was approximately $260 million.

NOTE S. MERGER AGREEMENT BETWEEN ARCO AND VASTAR RESOURCES, INC.

       ARCO and Vastar entered into a merger agreement, dated May 24, 2000. The agreement provides for the acquisition by ARCO of Vastar's publicly-held minority stockholding at a price of $83 per share. The merger has been approved by the Vastar board of directors. The merger is contingent on the approval by the holders of at least two-thirds of the Vastar shares not held by ARCO at a meeting scheduled for late summer 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2000 VS. SECOND QUARTER 1999

       On April 18, 2000 ARCO was merged into BP Amoco p.l.c. (BP Amoco). ARCO is now a wholly owned subsidiary of BP Amoco. See Note B of notes to consolidated financial statements for a further discussion of the merger.

       CONSOLIDATED EARNINGS

       Net income increased in the second quarter of 2000 to $1,855 million, up from $313 million reported in the second quarter of 1999. Operating results excluding special items increased to $457 million, compared to $302 million in the 1999 second quarter. The increase in operating results primarily reflected higher natural gas prices and lower exploration expenses partially offset by lower refining and marketing margins. While crude oil prices were considerably higher than the second quarter 1999, that impact was essentially offset by substantially lower production volumes that resulted primarily from the sale of the Alaskan crude oil producing properties in the second quarter of 2000. Interest income on proceeds from the Alaskan asset sale was the primary reason for the improvement in unallocated operating results.

       The 2000 second quarter special items included an after-tax gain of $1.8 billion on the sale of ARCO's Alaskan operations (oil and natural gas production, crude oil marine transportation operations and related crude oil inventory), partially offset by net charges of $460 million after tax consisting primarily of charges associated with the costs related to the merger with BP Amoco and future environmental remediation costs offset by a net gain on other asset sales. Charges related to the merger included executive and employee termination costs, facility abandonment costs and outside consultants. The 1999 second quarter included a net benefit of $11 million after tax from special items.

       AFTER-TAX SEGMENT EARNINGS


                                                                              2000
                                                        -------------------------------------------------
                                                                             LESS:
                                                                         SPECIAL ITEMS
                                                                            (CHARGE)        OPERATING
(MILLIONS)                                                NET INCOME        BENEFIT          RESULTS
                                                        ---------------  ---------------  ---------------
Exploration and production...........................   $          317   $          (52)  $          369
Refining and marketing...............................               61              (64)             125
Other operations.....................................                5              (14)              19
Interest expense.....................................              (80)              --              (80)
Other unallocated expenses...........................             (306)            (330)              24
                                                        ---------------  ---------------  ---------------
Income from continuing operations before gain on
   sale of Alaskan operations........................               (3)            (460)             457
Gain on sale of Alaskan operations...................            1,815            1,815               --
Discontinued operations..............................               43               43               --
                                                        ---------------  ---------------  ---------------
   Net income........................................   $        1,855   $        1,398   $          457
                                                        ===============  ===============  ===============


                                                                              1999
                                                        -------------------------------------------------
                                                                             LESS:
                                                                         SPECIAL ITEMS
                                                                            (CHARGE)        OPERATING
(MILLIONS)                                                NET INCOME        BENEFIT          RESULTS
                                                        ---------------  ---------------  ---------------
Exploration and production...........................   $          174   $            5   $          169
Refining and marketing...............................              206               --              206
Other operations.....................................               24               --               24
Interest expense.....................................              (71)              --              (71)
Other unallocated expenses...........................              (20)               6              (26)
                                                        ---------------  ---------------  ---------------
   Net income........................................   $          313   $           11   $          302
                                                        ===============  ===============  ===============

       EXPLORATION AND PRODUCTION

       ARCO's earnings from worldwide oil and gas exploration and production operations in the second quarter of 2000 were impacted by higher natural gas prices and the sale of the Alaskan oil and gas producing operations on April 28, 2000. Higher crude oil prices were offset by significantly lower production volumes that primarily resulted from the sale of the Alaskan oil producing properties. The results in the 2000 second quarter also included charges of $132 million after tax associated with the costs of employee terminations and the closing of offices in England and Texas, partially offset by a net gain of $80 million after tax from the sale of various assets which included ARCO Long Beach, Inc. and various international oil and gas properties. Depreciation, depletion and amortization expense was $60 million lower primarily as a result of the sale of the Alaskan oil and gas producing operations. Exploration expense declined $44 million primarily as a result of lower writeoffs for dryholes and lower other exploration expenses associated with ARCO's international oil and gas operations.

       AVERAGE OIL AND GAS PRICES


                                                         2000        1999
                                                       ---------- ----------
U.S.
Petroleum liquids--per barrel (bbl)
   Alaska.............................................  $   22.21   $   10.44
   Lower 48, including Vastar.........................  $   23.07   $   13.59
   Composite average price............................  $   23.01   $   11.43
Natural gas--per thousand cubic feet (mcf)............  $    3.03   $    1.85

International
   Petroleum liquids composite average--per bbl.......  $   20.90   $   12.88
   Venezuela crude oil--per bbl.......................  $   10.85   $    3.95
   Natural gas (excluding LNG)--per mcf...............  $    2.02   $    2.03
   Indonesia LNG--per mcf.............................  $    5.05   $    3.03

       PETROLEUM LIQUIDS AND NATURAL GAS PRODUCTION

Net Production

                                                          2000          1999
                                                       -----------  -----------
U.S.
   Petroleum liquids--bbl/day

     Alaska...........................................    102,200       316,700
     Vastar...........................................     72,500        59,700
     Other Lower 48...................................     57,900        85,600
                                                       -----------  -----------
       Total..........................................    232,600       462,000
                                                       -----------  -----------

   Natural gas--mcf/day...............................  1,205,000     1,259,000
   Barrels of oil equivalent--(BOE)/day*..............    433,500       671,900

International
   Petroleum liquids--bbl/day.........................    128,000       150,000
   Natural gas--mcf/day...............................  1,119,700     1,033,300
   BOE/day............................................    314,600       322,200

   Total net production--BOE/day......................    748,100       994,100

--------------
    * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

       The decline in Alaskan petroleum liquids production reflected the sale of the Alaskan oil and gas producing operations in April 2000. The increase in Vastar's petroleum liquids production resulted from the startup of production from the Mississippi Canyon 764 block in the second quarter of 2000. The decline in other Lower 48 petroleum liquids production primarily reflected the sale of ARCO Long Beach, Inc. in the second quarter of 2000. The decreased international petroleum liquids volumes primarily reflected lower Indonesian and North African production volumes. The Indonesian decrease resulted from the impact of higher crude oil prices on production sharing contracts. The decreased North African production reflected the sale of ARCO's interests in Tunisia and ARCO's 40% interest in an Algerian oil field.

       The increase in international natural gas volumes in 2000 reflected higher production from the United Kingdom North Sea fields, partially offset by lower production from Indonesia, which reflected the impact of higher natural gas prices on production sharing contracts. The 2000 decrease in U.S. natural gas volumes primarily reflected natural field decline for some of Vastar's fields.

       REFINING AND MARKETING

       The decline in second quarter 2000 earnings primarily resulted from lower margins. Higher product prices were more than offset by higher crude oil costs. Second quarter 2000 results included special items charges of $64 million for employee termination costs and future environmental remediation and legal costs. A net after-tax loss of $52 million on the sale of ARCO Marine, Inc. was offset by a gain on the sale of Alaskan crude oil inventory sold as part of the sale of the Alaskan oil and gas producing operations. Increased gasoline sales required the company to buy refined product on the spot market, as the company's two refineries were operating near capacity during the quarter. The decline in jet fuel sales reflected reduced sales of jet fuel to the military.

       The amortization and recognition of imputed interest associated with the deferral of part of the pretax gain on the sale of the ARCO Chemical interest in 1998 had a net favorable impact of approximately $17 million and $18 million after tax on refining and marketing earnings in the second quarter of 2000 and 1999, respectively. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of the deferred gain.

       WEST COAST PETROLEUM PRODUCTS SALES


VOLUMES (BARRELS/DAY)                                       2000        1999
---------------------                                    ----------  ----------
Gasoline..............................................     340,100     316,200
Jet...................................................      95,300     104,200
Distillate............................................      89,600      79,700
Other.................................................      76,500      89,100
                                                         ----------  ----------
Total.................................................     601,500     589,200
                                                         ==========  ==========

       OTHER OPERATIONS

       The 2000 and 1999 results included earnings from Lower 48 pipeline operations and an aluminum rolling facility. The decline in 2000 earnings reflected lower pipeline revenues and equity earnings partially offset by lower operating costs.

       DISCONTINUED OPERATIONS

       Earnings from discontinued operations in the second quarter of 2000 consisted of a special item benefit resulting from a revision of the estimated loss on the sale of ARCO's U. S. and Australian coal operations. In the second quarter of 2000 ARCO sold its one remaining mine in Australia thereby completing the sale of all of its U.S. and Australian coal assets.

       CONSOLIDATED REVENUES

       (MILLIONS)                                               2000      1999
                                                             --------  --------
       Sales and other operating revenues
         Exploration and production.......................   $ 1,932   $ 1,549
         Refining and marketing...........................     2,418     1,819
         Other............................................       150        15
         Intersegment eliminations........................      (200)     (336)
                                                             --------  --------
           Total..........................................   $ 4,300   $ 3,047
                                                             ========  ========

       The increase in exploration and production sales revenues resulted primarily from higher petroleum liquids and natural gas prices, partially offset by significantly lower petroleum liquids production resulting primarily from the sale of the company's Alaskan oil and gas operations. Refining and marketing sales revenues increased primarily because of higher refined products prices, which reflected the increase in crude oil prices.

       CONSOLIDATED EXPENSES

       The increased trade purchases in the second quarter of 2000 reflected the purchases of Alaskan crude oil by the refining and marketing operations as third party and related party purchases following the sale of ARCO's Alaskan oil and gas operations to Phillips Petroleum. Prior to the sale of the Alaskan operations those purchases were eliminated as intercompany transactions in the consolidated financial statements. In addition, trade purchases reflected the effect of increased crude oil prices and higher gasoline purchases by the company's refining and marketing operations.

       Exploration expense declined $43 million in 2000 primarily as a result of lower writeoffs for dryholes and lower other exploration expenses associated with ARCO's international oil and gas operations.

       Depreciation, depletion and amortization (DD&A) expense in the second quarter of 2000 declined primarily as a result of the sale of the Alaskan oil and gas producing operations in late April 2000.

       Taxes other than excise and income increased only slightly, as the crude oil price increase was mostly offset by lower production volumes resulting primarily from the sale of the company's Alaskan oil and gas operations.

       The unusual items in the second quarter of 2000 resulted from charges for the costs associated with the BP Amoco merger, including executive and employee terminations, facilities abandonment, and outside consultants. See Note K of notes to consolidated financial statements for additional information.

       INCOME TAXES

       The Company's effective tax rate was 33.1% in the second quarter 2000, compared to 38.5% in the 1999 second quarter. The effective tax rate in the second quarter of 2000 was lower than the federal statutory rate, primarily as a result of a lower effective tax rate associated with the sale of the Alaskan oil and gas operations, partially offset by state income taxes and other items.

SIX-MONTH PERIOD ENDED JUNE 30, 2000 VS. SAME SIX-MONTH PERIOD 1999

       CONSOLIDATED EARNINGS

       Net income increased to $2,472 million, up from $478 million reported for the first six months of 1999. Operating results excluding special items increased to $1,040 million, compared to $474 million for the first six months of 1999. The increase in operating results primarily reflected higher crude oil and natural gas prices, partially offset by lower refining and marketing margins.

       Special items for the first six months of 2000 included an after-tax gain of $1,815 million on the sale of ARCO's Alaskan operations (oil and natural gas production, crude oil marine transportation operations and related crude oil inventory), partially offset by net charges of $426 million after tax consisting primarily of charges associated with the costs related to the merger with BP Amoco, future environmental remediation and provisions for lawsuits, offset by a net gain on other asset sales. The first six months of 1999 included a net benefit of $4 million after tax from special items.

       After-tax Segment Earnings

                                                                              2000
                                                        -------------------------------------------------
                                                                             LESS:
                                                                         SPECIAL ITEMS
                                                                            (CHARGE)        OPERATING
(MILLIONS)                                                NET INCOME        BENEFIT          RESULTS
                                                        ---------------  ---------------  ---------------
Exploration and production...........................   $          918   $            6   $          912
Refining and marketing...............................              131              (87)             218
Other operations.....................................               19              (14)              33
Interest expense.....................................             (159)              --             (159)
Other unallocated expenses...........................             (295)            (331)              36
                                                        ---------------  ---------------  ---------------
Income from continuing operations before Gain on
   sale of Alaskan operations........................              614             (426)           1,040
Gain on sale of Alaskan operations...................            1,815            1,815               --
Discontinued operations..............................               43               43               --
                                                        ---------------  ---------------  ---------------
   Net income........................................   $        2,472   $        1,432   $        1,040
                                                        ===============  ===============  ===============


                                                                              1999
                                                        -------------------------------------------------
                                                                             LESS:
                                                                         SPECIAL ITEMS
                                                                            (CHARGE)        OPERATING
(MILLIONS)                                                NET INCOME        BENEFIT          RESULTS
                                                        ---------------  ---------------  ---------------
Exploration and production...........................   $          263   $            5   $          258
Refining and marketing...............................              335               (2)             337
Other operations.....................................               48               --               48
Interest expense.....................................             (141)              --             (141)
Other unallocated expenses...........................              (27)               1              (28)
                                                        ---------------  ---------------  ---------------
   Net income........................................   $          478   $            4   $          474
                                                        ===============  ===============  ===============

       CONSOLIDATED REVENUES

(MILLIONS)                                                   2000       1999
                                                            --------  ---------
Sales and other operating revenues
   Exploration and production...........................    $ 4,323   $  2,853
   Refining and marketing...............................      4,667      3,125
   Other................................................        252         34
   Intersegment eliminations............................       (857)      (550)
                                                            --------  ---------
     Total..............................................    $ 8,385   $  5,462
                                                            ========  =========

       The increase in exploration and production sales revenues for the first six months of 2000 resulted primarily from higher petroleum liquids and natural gas prices, partially offset by significantly lower petroleum liquids production resulting primarily from the sale of the company's Alaskan oil and gas operations. Refining and marketing sales revenues increased primarily because of higher refined products prices, which reflected the increase in crude oil prices.

       CONSOLIDATED EXPENSES

       The increased trade purchases for the six months ended June 30, 2000 reflected the purchases of Alaskan crude oil by the refining and marketing operations as third party and related party purchases following the sale of ARCO's Alaskan oil and gas operations to Phillips Petroleum. Prior to the sale of the Alaskan crude operations those purchases were eliminated as intercompany transactions in the consolidated financial statements. In addition, trade purchases reflected the effect of increased crude oil prices and higher gasoline purchases by the company's refining and marketing operations.

       DD&A expense in 2000 declined as a result of the sale of the Alaskan oil and gas producing operations in late April 2000.

       The decreased exploration expense for the first six months of 2000 reflected lower writeoffs for dryholes and lower other exploration expenses associated with ARCO's international oil and gas operations, partially offset by the writeoff of two offshore wells in the first quarter of 2000.

       The lower selling, general and administrative expenses for the first six months of 2000 primarily resulted from the Company's cost reduction programs.

       The increase in taxes other than income taxes in 2000 primarily resulted from taxes on international production as the impact of higher crude oil prices on U.S. production taxes was offset by lower production volumes as a result of the sale of the Alaskan oil and gas producing operations.

       INCOME TAXES

       The Company's effective tax rate was 32.3% for the first six months of 2000, compared to 37.6% for the same period in 1999. The 2000 effective tax rate was lower than the federal statutory rate, primarily as a result of a lower effective tax rate associated with the sale of the Alaskan oil and gas operations, partially offset by state income taxes.

       AVERAGE OIL AND GAS PRICES

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                              2000       1999
                                                             --------  ---------
U.S.
   Petroleum liquids--per bbl
     Alaska................................................  $ 21.26   $   8.17
     Lower 48, including Vastar............................  $ 23.14   $  11.66
     Composite average price...............................  $ 22.15   $   9.24
   Natural gas--per mcf....................................  $  2.62   $   1.72

International
   Petroleum liquids--per bbl..............................  $ 21.62   $  10.83
   Venezuela crude oil--per bbl............................  $ 11.40   $   3.47
   Natural gas (excluding LNG)--per mcf....................  $  2.22   $   2.27
   Indonesia LNG--per mcf..................................  $  5.08   $   2.65

       PETROLEUM LIQUIDS AND NATURAL GAS PRODUCTION

NET PRODUCTION                                           2000         1999
---------------                                      ------------ ------------
U.S.
   Petroleum liquids--bbl/day
     Alaska.......................................      204,700      330,900
     Vastar.......................................       69,700       57,800
     Other Lower 48...............................       66,800       88,900
       Total......................................      341,200      477,600
   Natural gas--mcf/day...........................    1,232,200    1,308,800
   Barrels of oil equivalent--(BOE)/day*..........      546,600      695,700

International
   Petroleum liquids--bbl/day.....................      134,700      164,000
   Natural gas--mcf/day...........................    1,190,600    1,162,200
   BOE/day........................................      333,100      357,700
   Total net production--BOE/day..................      879,700    1,053,400

--------------
    * Natural gas converted at the ratio of 6 mcf to 1 barrel of liquid.

       LIQUIDITY AND CAPITAL RESOURCES

(MILLIONS)                                                    2000
                                                            ----------
Cash flow provided (used) by:
   Operations............................................   $   2,166
   Investing activities..................................   $    (992)
   Financing activities..................................   $  (1,898)

       The net cash used by investing activities in the first six months of 2000 included an increase in net receivable from BP Amoco of $5.5 billion and expenditures for additions to fixed assets of $1.2 billion, offset by proceeds from asset sales of $6.1 billion primarily associated with the sale of the Alaska oil and gas operations.

       The net cash provided by financing activities in the first six months of 2000 primarily included a decrease of $1.7 billion in the Company's short-term debt position and first quarter 2000 dividend payments of $232 million.

       Cash and cash equivalents and short-term investments totaled $394 million, there were no short-term borrowings at June 30, 2000 and long-term debt due within one year was $42 million at the end of the second quarter of 2000.

       The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures, the proposed buy-back of Vastar's publicly-held minority stockholding, and debt repayments with cash from operations, existing cash balances, and cash infusions from ARCO's parent company BP Amoco. With the merger of ARCO and BP Amoco, ARCO is now part of the BP Amoco cash handling management system. All ARCO cash receipts are swept into a BP Amoco bank account daily and all ARCO disbursements are funded by BP Amoco on a daily basis when the ARCO check clears an ARCO bank account.

       Statements of Financial Accounting Standards Not Yet Adopted

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by SFAS No. 137). Earlier application of all of the provisions of SFAS No. 133 is permitted, but the provisions cannot be applied retroactively to financial statements of prior periods. SFAS standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not yet completed evaluating the impact of the provisions of SFAS No. 133.

       Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

       1. Reference is made to the disclosure regarding the VASTAR action described on page 18 of ARCO's Report on Form 10-Q for the quarter ended March 31, 2000. On May 23, 2000, the parties to the stockholder litigation agreed in principle on a settlement of the litigation, and executed a memorandum of understanding to reflect the terms of the settlement. The parties agreed that the $83 per share price approved by Vastar's Board of Directors on May 23, 2000 is fair, adequate and reasonable consideration for the shares of Vastar's common stock held by the public. The parties also agreed to enter into a settlement agreement, cooperate in public disclosures related to the settlement, and use best efforts to gain approval of the settlement from the Delaware courts. Without any admission of fault by any defendant, the memorandum of understanding provides for a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims that have been or could have been asserted by the plaintiffs or any members of the purported class. The memorandum of understanding also provides that the defendants will not oppose an application by the plaintiffs' counsel to the Delaware court for an aggregate award of fees and expenses in an amount not to exceed $2.1 million, which will be paid by Vastar. The settlement is subject to, among other things, completion of confirmatory discovery by the plaintiffs (which has occurred), execution of a settlement agreement, final approval of the settlement by the Delaware court, and completion of the merger.

       2. Reference is made to the disclosure regarding the AGUILAR action described on page 18 of ARCO's Report on Form 10-K for the year ended December 31, 1999 and on page 18 of ARCO's Report on Form 10-Q for the quarter ended March 31, 2000. On March 13, 2000, the plaintiffs filed a petition for review by the California Supreme Court. On May 17, 2000, the California Supreme Court granted review.

       3. Reference is made to the purported class action styled MCMULLIN V. BERAN, ET AL. (Case No. 16493NC) filed against ARCO, ET AL. relating to the acquisition of ARCO Chemical by Lyondell described on page 18 of ARCO's Report on Form 10-K for the year ended December 31, 1999. The plaintiff has appealed the order of dismissal to the Delaware Supreme Court, and that court heard arguments on the appeal on July 25, 2000.

       4. Reference is made to the disclosure regarding the cost-recovery action against ARCO styled U.S. V. ARCO described on page 14 of ARCO's Report on Form 10-K for the year ended December 31, 1999. As part of U.S. V. ARCO, settlement has been negotiated for claims and counterclaims concerning past and future costs associated with the Rocker site, by which ARCO is to pay $3.4 million. This is in settlement of federal government claims of $3.9 million for past remediation and oversight costs, and an additional $0.9 million for future costs. That settlement is due to be filed with the court during August, 2000.

       5. On April 26, 2000 the United States District Court for the Central District of California issued a subpoena for production of records to the grand jury regarding the Company's compliance with underground storage tank regulations at retail gasoline facilities. On May 8, 2000, the United States District Court for the Eastern District of California issued a similar subpoena. On May 8, 2000 the District Attorney of Stanislaus County, California informed the Company that the California Regional Water Quality Control Board, Central Valley Region and the Stanislaus County Department of Environmental Resources had alleged that the Company had violated California statutes regarding underground storage tanks, hazardous materials and unlawful business practices. The Stanislaus District Attorney further advised, however, that no decision had been made as to the filing of charges, pending discussions with the Company. On May 17, 2000, the Los Angeles County Department of Public Works informed the Company that it was investigating the Company's compliance with underground storage tank regulations at certain of the Company's retail gasoline facilities in Los Angeles County. On June 6, 2000, the California Attorney General, pursuant to his statutory investigative powers, issued a subpoena for the Company's records regarding underground storage tanks. Moreover, the Company is in the process of conducting a comprehensive audit of all of its underground storage tank facilities in California, Arizona, Nevada, Oregon, Utah and Washington.

       6. On June 20, 2000, ARCO(as successor to IS&R and Anaconda Lead Products Company) was named as a defendant in a lawsuit, SPRING BRANCH INDEPENDENT SCHOOL DISTRICT V. LEAD INDUSTRIES ASSOCIATION, ET AL.(Case No. 2000-31175), filed in the District Court of Harris County, Texas. The complaint which also names a trade association and seven other companies as former makers of lead paint or lead components in paint asserts claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation and indemnity. It seeks to impose joint and several liability on defendants under theories of conspiracy and concert of action for the cost of abating alleged lead-based paint hazards in the plaintiff's buildings. The School District seeks compensatory and exemplary damages, attorneys fees and costs.

       On June 30, 2000, ARCO(as successor to IS&R and Anaconda Lead Products Company) was named as a defendant in a lawsuit, HOUSTON INDEPENDENT SCHOOL DISTRICT V. LEAD INDUSTRIES ASSOCIATION, ET AL.(Case No. 2000-33725), filed in the District Court of Harris County, Texas. The complaint which also names a trade association and seven other companies as former makers of lead paint or lead components in paint asserts claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation and indemnity. It seeks to impose joint and several liability on defendants under theories of conspiracy and concert of action for the cost of abating alleged lead-based paint hazards in the plaintiff's buildings. The School District seeks compensatory and exemplary damages, attorneys fees and costs.

       On July 14, 2000, ARCO(named as successor to IS&R) was served as a defendant in a purported class action lawsuit, MARY LEWIS, ET AL. V. LEAD INDUSTRIES ASSOCIATION, INC., ET AL.(Case No. COCH09800), filed in the Circuit Court of Cook County, Illinois. The complaint also names seven other companies as alleged former manufacturers of lead pigment and a trade association. The plaintiffs sue as parents of minor children and seek to represent a class for medical screening of all minors between the ages of six months and six years residing in Illinois housing built before 1978 and a class for medical monitoring of certain persons between the ages of six months and twenty years who resided in pre-1978 Illinois housing before six years of age and who are found to have a specified blood lead level. The complaint asserts claims for negligence, strict product liability, violation of the Illinois Consumer Fraud Act, and fraud. The complaint seeks to impose joint and several liability on defendants for the creation of medical screening and monitoring funds, disclosure of research and a public education campaign and attorneys fees.

       7. Reference is made to the Company's 1999 Form 10-K Report for information on other legal proceeding matters reported therein.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company's annual meeting of stockholders was held on July 11, 2000. The stockholders elected all the Company's nominees for director, who constitute the entire Board of Directors. The Stockholders also approved the appointment of Ernst & Young L.L.P. as the Company's independent auditors for 2000. The votes were as follows:

       1.    Election of Directors.

                                       VOTES FOR       WITHHELD
                                       -----------     --------
       R. D. Adgern................    326,381,578      19,488
       J. G. Nemeth................    326,382,586      18,480
       J. F. Campbell..............    326,381,578      19,488

       2.    Appointment of Ernst & Young L.L.P.

       For        326,378,698

       Against          8,480

       Abstain         13,888

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS.

             27   Financial Data Schedule.

       (b) REPORTS ON FORM 8-K

       The following Current Reports on Form 8-K or 8-K/A were filed during the quarter ended June 30, 1999 and through the date hereof.


         DATE OF REPORT             ITEM NO.              FINANCIAL STATEMENTS
         --------------             --------              --------------------
         April 14, 2000                 5                      None
         April 25, 2000              1 and 4                   None
         May 11, 2000                   4                      None

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ATLANTIC RICHFIELD COMPANY
                                                          (Registrant)


Dated: August 11, 2000                                /s/ CHARLES L. HALL
                                                ------------------------------
                                                        Charles L. Hall
                                                     ASSISTANT CONTROLLER
                                                 (DULY AUTHORIZED OFFICER AND
                                                 PRINCIPAL ACCOUNTING OFFICER)