Form 10-Q
period 2000-09-30
ATLANTIC RICHFIELD CO /DE
filed 2000-11-14
CIK 775483

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

1-1196
(Commission file number)

ATLANTIC RICHFIELD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-0371610 (I.R.S. Employer Identification No.)

333 South Hope Street Los Angeles, California (Address of principal executive offices)	90071 (Zip code)

(213) 486-3511
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal
year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Number of shares of Common Stock, outstanding as of October 31, 2000: 324,711,290. All of these shares are indirectly owned by BP Amoco p.l.c., and are no longer listed on the New York Stock Exchange, or any other stock exchange. The only equity securities currently listed on the New York and Pacific Stock Exchanges, as of October 31, 2000, are 407,926 shares of $2.80 Preference Shares and 35,997 shares of $3.00 Preference Shares.

PART I. FINANCIAL INFORMATION

ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(millions)
Revenues:
Sales and other operating revenues	$3,812	$3,199	$11,434	$8,305
Sales to related parties	712	224	1,475	580
Other revenues	372	119	763	428
Interest from related parties	117	—	189	—

	5,013	3,542	13,861	9,313

Expenses:
Trade purchases	1,597	1,397	5,482	3,343
Trade purchases from related parties.	1,206	21	1,445	54
Operating expenses	572	593	1,794	1,753
Selling, general and administrative expenses	122	168	391	496
Depreciation, depletion and amortization	331	423	1,193	1,334
Writedown of oil and gas related assets	246	—	246	—
Exploration expenses (including undeveloped leasehold amortization)	57	100	222	282
Taxes other than income taxes	91	117	393	353
Interest	112	98	316	288
Interest—related parties	21	—	32	—
Loss on disposition of Algeria assets	—	175	—	175
Unusual items	46	20	685	20

	4,401	3,112	12,199	8,098

Income before items below	612	430	1,662	1,215
Gain on sale of Alaska oil and gas businesses and pipelines	33	—	2,629	—

Income from continuing operations before income taxes and minority interest	645	430	4,291	1,215
Provision for taxes on income	237	87	1,415	382
Minority interest in earnings of subsidiaries	44	13	83	25

Income from continuing operations	364	330	2,793	808
Gain on disposition of discontinued operations, net of income taxes (benefit) of $0 and $12 (2000) and $(38) (1999, both periods)	3	42	46	42

Net income	$367	$372	$2,839	$850

The accompanying notes are an integral part of these statements.

ATLANTIC RICHFIELD COMPANY
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2000	1999

	(millions)
Assets
Current assets:
Cash and cash equivalents	$132	$879
Short-term investments	192	264
Accounts receivable	1,598	1,167
Accounts receivable from related parties	98	134
Inventories	253	430
Prepaid expenses and other current assets	154	184

Total current assets	2,427	3,058

Investments and long-term receivables:
Receivable from BP Amoco	3,372	—
Investments accounted for on the equity method	1,451	1,508
Other investments and long-term receivables	2,322	1,660

	7,145	3,168

Net property, plant and equipment	14,857	18,466
Net assets of discontinued operations	—	67
Deferred charges and other assets	1,272	1,513

Total assets	$25,701	$26,272

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$1,672
Accounts payable	835	830
Long-term debt due within one year	57	11
Taxes payable	854	420
Other	1,094	1,090

Total current liabilities	2,840	4,023
Long-term debt	5,058	5,698
Deferred income taxes	3,394	3,644
Dismantlement, restoration and reclamation	326	1,154
Other deferred liabilities and credits	3,057	2,770
Minority interest	151	297

Total liabilities	14,826	17,586

Stockholders’ equity:
Preference stocks	1	1
Common stock	818	817
Capital in excess of par value of stock	952	889
Retained earnings	9,234	7,091
Treasury stock	(227)	(279)
Accumulated other comprehensive income	97	167

Total stockholders’ equity	10,875	8,686

Total liabilities and stockholders’ equity	$25,701	$26,272

The accompanying notes are an integral part of these statements.

ATLANTIC RICHFIELD COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2000	1999

	(millions)
Cash flows from operating activities:
Income from continuing operations	$2,793	$808
Adjustments to reconcile income to net cash provided by operating activities:
Gain on sale of Alaskan oil and gas businesses and pipelines	(2,629)	—
Depreciation, depletion and amortization	1,193	1,334
Writedown of oil and gas related assets	246	—
Dry hole expense and undeveloped leasehold amortization	118	150
Loss on disposition of Algeria assets	—	175
Net gain on other asset sales	(376)	(70)
Income from equity investments	(43)	(31)
Dividends from equity investments	64	50
Minority interest in earnings of subsidiaries	83	25
Noncash provisions greater (less) than cash payments	329	(347)
Changes in working capital accounts	605	(811)
Deferred income taxes	(1,048)	184
Other	84	48

Net cash provided by operating activities	1,419	1,515

Cash flows from investing activities:
Proceeds from sale of Alaskan oil and gas businesses and pipelines	6,719	—
Receivable from BP Amoco	(3,372)	—
Acquisition of Vastar’s minority interest	(1,585)	—
Additions to fixed assets (including dry hole costs)	(1,623)	(1,988)
Net cash provided (used) by short-term investments	73	(1)
Investment in LUKARCO	(188)	—
Proceeds from other asset sales	1,001	732
Investments and long-term receivables	(594)	(168)
Other	(67)	38

Net cash provided (used) by investing activities	364	(1,387)

Cash flows from financing activities:
Repayments of long-term debt	(337)	(826)
Proceeds from issuance of long-term debt	74	1,891
Net cash used by notes payable	(1,674)	(439)
Dividends paid to BP Amoco	(463)	—
Dividends paid	(234)	(690)
Other	25	35

Net cash used by financing activities	(2,609)	(29)

Cash flows from discontinued operations	56	(8)
Effect of exchange rate changes on cash	23	(3)

Net (decrease) increase in cash and cash equivalents	(747)	88
Cash and cash equivalents at beginning of period	879	657

Cash and cash equivalents at end of period	$132	$745

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

Note B.       Merger of ARCO into BP Amoco.

             On April 18, 2000, the combination of BP Amoco p.l.c. (BP Amoco) and ARCO was completed pursuant to the terms of the merger agreement dated March 31, 1999, as amended through March 8, 2000 (Merger Agreement). The Merger Agreement, approved by the boards of both BP Amoco and ARCO, provided for all common shareholders of ARCO, with the exception of BP Amoco, ARCO or any of their subsidiaries, to receive 9.84 BP Amoco ordinary shares of US$ 0.25 each in the form of BP Amoco American Depositary Shares (ADSs) or, at the election of the shareholder, BP Amoco ordinary shares, in return for the cancellation of each of their shares (other than the shares held by CH-Twenty Holdings, LLC, a subsidiary of ARCO) (the Cancelled ARCO Shares). It also provided for the issue to BP Amoco of new common shares equal in number to the Cancelled ARCO Shares by a newly enlarged ARCO formed by a statutory merger of Prairie Holdings, Inc. (a direct wholly owned subsidiary of BP Amoco) into and with ARCO. Any right to a fraction of a BP Amoco ADS or an odd lot of less than six BP Amoco ordinary shares was satisfied by a cash payment. Both ARCO and BP Amoco shareholders voted overwhelmingly in favor of the combination at shareholders’ meetings on August 30, 1999 and September 1, 1999, respectively. In addition, the outstanding ARCO common stock was delisted from the New York Stock Exchange (NYSE) and other exchanges on which it had been listed.

             ARCO’s outstanding shares of $2.80 and $3.00 Preference Stock remain listed on the NYSE. Pursuant to the Merger Agreement, each share of $2.80 Preference Stock was converted into the right to receive 7.872 ADRs and each share of $3.00 Preference Stock was converted into the right to receive 22.304 ADRs. ARCO remains a reporting company within the meaning of the Securities and Exchange Act of 1934.

Note C.       Relationship with BP Amoco and Other Related Party Transactions.

             Sales to and purchases from BP Amoco or its subsidiaries consisted primarily of the sale or purchase of petroleum liquids and natural gas. Sales to Southern Company Energy Marketing (SCEM), an equity affiliate of Vastar Resources, Inc. (Vastar) consisted of sales of natural gas produced by Vastar. Vastar sold its interest in SCEM in September, 2000.

             Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(millions)
BP Amoco	$419	$—	$599	$—
Southern Company Energy Marketing	268	224	814	580
Other	25	—	62	—

	$712	$224	$1,475	$580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

             Purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(millions)
BP Amoco	$1,179	$—	$1,364	$—
Southern Company Energy Marketing	22	21	71	54
Other	5	—	10	—

	$1,206	$21	$1,445	$54

             ARCO and its subsidiaries join with BP America, Inc. (BP America) , a subsidiary of BP Amoco, in filing a consolidated federal income tax return. ARCO and BP America are parties to a tax sharing agreement which requires ARCO as a member of BP America’s consolidated tax group to pay its share of the group’s federal income taxes and certain state and local taxes to BP America. ARCO’s share of these taxes is generally the amount of federal income tax it would have to pay if ARCO and its subsidiaries filed tax returns as a separate tax group.

Note D.       Comprehensive Income.

             Comprehensive income comprises net income plus all other changes in equity from nonowner sources. ARCO’s comprehensive income for the three- and nine-month periods ended September 30, 2000 and 1999 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(millions)
Net income	$367	$372	$2,839	$850
Other comprehensive income:
Net unrealized gain (loss) on investments (a)	64	(114)	78	101
Foreign currency translation adjustment	(71)	23	(148)	207

Comprehensive income	$360	$281	$2,769	$1,158

______________

     (a)   Primarily consists of tax-effected changes in the fair value of ARCO’s investment in LUKOIL, which had a fair value of approximately $821 million at September 30, 2000, compared to a fair value of approximately $714 million at December 31, 1999. The unrealized pretax gain on the LUKOIL investment at September 30, 2000, was $479 million.

             Accumulated nonowner changes in equity (accumulated other comprehensive income) at September 30, 2000 and December 31, 1999 were as follows:

	September 30, 2000	December 31, 1999

	(millions)
Net unrealized gain on investments	$306	$228
Foreign currency translation adjustment	(178)	(30)
Minimum pension liability	(31)	(31)

Accumulated other comprehensive income	$97	$167

Note E.       Sale of Alaskan Oil and Gas Businesses and Pipelines.

             In the second quarter of 2000 ARCO completed the sale of its Alaskan operations, comprising oil and gas production, crude oil marine transportation and related crude oil inventory, for proceeds totaling approximately $6.1 billion and realized an after-tax gain of approximately $1.8 billion. The net book value of those assets at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

time of the sale was approximately $3.2 billion. The gain on the inventory portion of the sale included a $69 million after-tax gain from LIFO inventory liquidation. The results of the Alaskan oil and gas producing and marine transportation operations through the dates of sale are included in ARCO’s three-month and six-month results ended June 30, 2000.

             In the third quarter of 2000 ARCO completed the sale of its Alaskan pipeline operations, thereby completing the sale of all Alaskan operations mandated by the Federal Trade Commission in obtaining approval for the merger of ARCO and BP Amoco. ARCO received proceeds of $308 million and recorded an after-tax loss of $23 million in the third quarter of 2000. The results of the Alaskan pipeline operations through the date of sale are included in ARCO’s three-month and nine-month results ended September 30, 2000.

             The following table sets forth the operating results for the Alaskan oil and gas producing, pipeline and marine transportation businesses included in ARCO’s financial statements for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(millions)
Revenues:
Sales and other operating revenues*	$33	$483	$1,029	1,214

Total revenues	33	492	1,034	1,246

Expenses:
Operating expenses	13	91	146	275
Depreciation, depletion and amortization	5	94	135	280
Exploration expenses	—	10	23	41
Taxes other than income taxes	1	58	110	162
Interest	11	9	38	26

Total expenses	30	262	452	784

Income from continuing operations before income taxes and minority interest	$3	$230	$582	$462

*Before elimination of intercompany transfers	$1	$424	$861	$968

Note F.       Interim Segment Information.

	Three Months Ended September 30, 2000

	Exploration & Production	Refining & Marketing	Other Operations	Unallocated Items	Total

	(millions)
Sales and other operating revenues, including sales to related parties	$ 1,641	$ 2,747	$ 137	$ 1	$ 4,526
Intersegment revenues	—	—	(1)	(1)	(2)

Total	$1,641	$2,747	$136	$—	$4,524

Income from continuing operations*	255	57	27	25	364
Income from discontinued operations**	—	—	—	3	3

Net income	$255	$57	$27	$28	$367

Segment assets	$13,167	$4,220	$731	$7,583	$25,701

December 31, 1999
Segment assets	$18,752	$4,695	$916	$1,909	$26,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 1999

	Exploration & Production	Refining & Marketing	Other Operations	Unallocated Items	Total

	(millions)
Sales and other operating revenues, including sales to related parties	$ 1,882	$ 1,959	$ 8	$ 2	$ 3,851
Intersegment revenues	(424)	—	(1)	(3)	(428)

Total	$1,458	$1,959	$7	$(1)	$3,423

Income (loss) from continuing operations	$183	$182	$25	$(60)	$330
Income from discontinued operations**	—	—	—	42	42

Net income (loss)	$183	$182	$25	$(18)	$372

______________

     *   Includes gains on sale oil and gas businesses of $13 and pipelines of $7 million for the period ended September 30, 2000.

     **   Gains on disposition of discontinued operations.

	Nine Months Ended September 30, 2000

	Exploration & Production	Refining & Marketing	Other Operations	Unallocated Items	Total

	(millions)
Sales and other operating revenues, including sales to related parties	$ 5,964	$ 7,414	$ 383	$ 7	$ 13,768
Intersegment revenues	(853)	—	(2)	(4)	(859)

Total	$5,111	$7,414	$381	$3	$12,909

Income from continuing operations*	2,988	188	46	(429)	2,793
Income from discontinued operations**	—	—	—	46	46

Net income (loss)	$2,988	$188	$46	$(383)	$2,839

	Nine Months Ended September 30, 1999

	Exploration & Production	Refining & Marketing	Other Operations	Unallocated Items	Total

	(millions)
Sales and other operating revenues, including sales to related parties.	$ 4,735	$ 5,084	$ 37	$ 7	$ 9,863
Intersegment revenues.	(968)	—	(3)	(7)	(978)

Total	$3,767	$5,084	$34	$—	$8,885

Income from continuing operations	$446	$517	$73	$(228)	$808
Income from discontinued operations**	—	—	—	42	42

Net income	$446	$517	$73	$(186)	$850

______________

     *   Includes gains on sale oil and gas businesses of $1,828 and pipelines of $7 million for the period ended September 30, 2000.

     **   Gains on disposition of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

             With the sale of ARCO’s remaining Australian coal assets in the second quarter of 2000, the disposition of ARCO’s discontinued operations was completed.

             The amortization associated with a gain deferred in conjunction with the sale of the chemicals operations had a favorable impact of approximately $8 million and $11 million after tax on Refining and Marketing earnings in the third quarter of 2000 and 1999, respectively. The after-tax favorable impact for the first nine months of 2000 and 1999 was approximately $31 million and $38 million, respectively.

Note G.       Investments.

             At September 30, 2000 and 1999, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from three months to ten years. These investments were classified as short or long term depending on maturity. ARCO’s investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At September 30, 2000 and 1999, all investments were classified as available-for-sale and were reported at fair value, with unrealized holding gains and losses, net of tax, reported in accumulated other comprehensive income.

             The following summarizes investments in securities at September 30:

	2000	1999

	(millions)
Aggregate fair value	$1,621	$1,142
Gross unrealized holding losses	7	6
Gross unrealized holding gains	(494)	(45)

Amortized cost	$1,134	$1,103

             Investment activity for the nine-month periods ended September 30 was as follows:

	2000	1999

	(millions)
Gross purchases	$6,044	$16,330
Gross sales	133	708
Gross maturities	5,909	15,567

             Gross realized gains and losses were determined by the specific identification method and for the three-and nine-month periods ended September  30, 2000 and 1999, were insignificant.

Note H.       Inventories.

             Inventories at September 30, 2000 and December 31, 1999 comprised the following:

	September 30, 2000		December 31, 1999

	(millions)
Crude oil and petroleum products	$31	*	$199
Aluminum products	72		—
Other products	25		26
Materials and supplies	125		205

Total	$253		$430

______________

     *   Includes a $52 million credit for a temporary gain on LIFO liquidation. Consistent with the company’s historical practice, this amount has not been recognized in income because inventory levels are expected to increase by December 31, 2000, resulting in minimal or no gain on this liquidation for the full year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note I.       Capital Stock.

             Detail of the Company’s capital stock was as follows:

	September 30, 2000	December 31, 1999

	(thousands)
$3.00 Cumulative convertible preference stock, par $1	$39	$41
$2.80 Cumulative convertible preference stock, par $1	462	493
Common stock, par $2.50	818,277	816,673

Total	$818,778	$817,207

Note J.       Capitalization of Interest.

             Interest expense excluded capitalized interest of $25 million and $45 million, respectively, for the three-month periods ended September 30, 2000 and 1999, and $64 million and $133 million, respectively, for the nine-month periods ended September 30, 2000 and 1999.

Note K.       Unusual Items.

             Through September 30, 2000 the company recorded as unusual items $685 million before tax ($46 million in the third quarter 2000) in conjunction with the merger into BP Amoco (See Note B), comprised of the following:

	Six Months Ended 6/30/00	Three Months Ended 9/30/00	Nine Months Ended 9/30/00

	(millions)
Personnel terminations	$311	$36	$347
Facilities closure	100	(12)	88
Stock-related compensation	98	—	98
Merger costs	77	10	87
UK shutdown costs	44	—	44
Other shutdown costs	9	12	21

	$639	$46	$685

             Personnel termination costs for the six months ended June 30, 2000 relate to the severance of approximately 1,800 employees, primarily at the corporate headquarters, a technical support center in Texas, and various operating units worldwide. This did not include costs related to the termination of foreign national employees. During the quarter ended September 30, 2000, approximately 330 terminations related to Vastar employees were added to unusual items; approximately 145 terminations related to pipeline operations sold during the quarter were removed from unusual items and reported as part of the net gain on asset sales. As a result there was a net increase of $36 million in termination costs reported as unusual items. This represents specific employee terminations identified as of September 30, 2000; further charges may be necessary in future periods if additional terminations beco me known.

             Additionally, approximately 150 terminations were identified related to Alaskan oil and gas operations sold in the second quarter 2000. These costs were included as part of the net gain on sale of those operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

             The following table summarizes the liabilities related to the terminations that resulted from ARCO’s merger into BP Amoco:

	Terminations	Short-term Benefits (a)	Funded Long-term Benefits (b)	Unfunded Long-term Benefits (c)	Total

	(millions)

Reported as unusual items	1,985	$112	$186	$49	$347
Reported with gain on sale of assets	295	13	34	—	47

Total	2,280	$125	$220	$49	$394

______________

     (a)   Severance payments and ancillary benefits such as relocation and outplacement.

     (b)   Net increase in pension benefits to be paid from assets of qualified plans.

     (c)   Net increase in non-qualified pension benefits and other postretirement benefits to be paid from Company funds.

             Through September 30, 2000, approximately 1,150 employees have been terminated and approximately $44 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments. The remaining severance and ancillary benefits are expected to be paid by the second quarter 2002.

             A reserve of $100 million was established for office space and facilities, primarily in Los Angeles, that will be vacated with no future economic benefit. The unusual items charge was reduced by $12 million during the third quarter 2000, as a result of a reassessment, including Vastar office space in Houston. Cash payments will be made through the remaining terms of the leases, the longest (and largest) of which extends to 2012.

             The charge of $98 million for stock-related compensation related to compensation benefits from contingent restricted stock and dividend share credits on stock options granted to executives and key employees. The benefits, which ordinarily would have been reported as compensation expense in future periods, were accelerated upon the change of control of the company. See the company’s Annual Report on Form 10-K for the year ended December 31, 1999 for additional information on contingent restricted stock and dividend share credits.

             Merger costs represent costs directly related to the consummation of the merger, primarily for investment and legal consultants.

             The remainder of the unusual items charge is comprised of shutdown costs (such as foreign national terminations and other location-specific costs) for offices in the United Kingdom and other worldwide locations.

             Through December 31, 1999, the company had previously established reserves totaling $251 million for the costs of terminating 1,250 employees. $103 million related to short-term benefits such as severance payments and ancillary benefits such as relocation and outplacement; $148 million related to pension and other postretirement benefits. Through September 30, 2000, approximately 1,200 employees have been terminated and approximately $97 million of severance and ancillary benefits have been paid and charged against the short-term benefit accrual. The remaining employees will terminate under the 2000 merger change of control severance program with the previously established reserves deemed adequate.

  Union Texas Petroleum Holdings, Inc. (UTP) Restructure.

             Through December 31, 1999, the company established a $90 million provision for the termination of 357 employees resulting from the integration of UTP into ARCO’s operations. As of September 30, 2000, ARCO had terminated 355 of the employees and had paid out a total of $85 million in severance benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note L.       Income Taxes.

             Provision (benefit) for taxes on income:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(millions)
Federal:
Current	$507	$(128)	$1,920	$37
Deferred	(329)	197	(879)	228

	178	69	1,041	265

Foreign:
Current	58	32	277	144
Deferred	(8)	(5)	(86)	(55)

	50	27	191	89

State:
Current	37	(18)	266	17
Deferred	(28)	9	(83)	11

	9	(9)	183	28

Total	$237	$87	$1,415	$382

             Reconciliation of provision for taxes on income with tax at federal statutory rate:

	Three Months Ended September 30,

	2000		1999

	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

	(millions)
Income from continuing operations before income taxes and minority interest	$ 645	100.0	$ 430	100.0

Tax at federal statutory rate	$226	35.0	$150	(35.0)
Increase (reduction) in taxes resulting from:
Subsidiary stock transactions	(55)	(8.5)	(22)	(5.1)
Taxes on foreign income in excess of statutory rate	98	15.2	3	0.7
State income taxes (net of federal effect)	6	0.9	(6)	(1.4)
Tax credits	(23)	(3.6)	(42)	(9.8)
Other	(15)	(2.3)	4	0.8

Provision for taxes on income	$237	36.7	$87	20.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,

	2000		1999

	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

	(millions)
Income from continuing operations before income taxes and minority interest	$ 4,291	100.0	$ 1,215	100.0

Tax at federal statutory rate	$1,502	35.0	$425	35.0
Increase (reduction) in taxes resulting from:
Sale of Alaskan operations	(213)	(5.0)	—	—
Subsidiary stock transactions	(55)	(1.3)	(22)	(1.8)
Taxes on foreign income in excess of statutory rate	67	1.6	46	3.8
State income taxes (net of federal effect)	119	2.8	18	1.5
Tax credits	(78)	(1.8)	(92)	(7.6)
Other	73	1.7	7	0.5

Provision for taxes on income	$1,415	33.0	$382	31.4

Note M.       Discontinued Operations.

             In the second quarter 2000, ARCO disposed of its remaining coal assets in Australia. As part of the acquisition of UTP, ARCO sold UTP’s petrochemical business to Williams Energy Services in March 1999.

Note N.       Earned Per Share.

             Earnings per share has been omitted from the Consolidated Statement of Income because ARCO has no publicly held common stock. BP Amoco holds 100% of the common stock outstanding, and none of ARCO’s other securities are convertible into ARCO common stock.

Note O.       Supplemental Income Statement Information.

             Taxes other than income taxes comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(millions)
Production/severance	$45	$64	$210	$156
Property	25	32	86	101
Other	21	21	97	96

Total	$91	$117	$393	$353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note P.       Supplemental Cash Flow Information.

             Following is supplemental cash flow information for the nine months ended September 30, 2000 and 1999:

	Nine Months Ended September 30,

	2000	1999

	(millions)
Gross sales and maturities of short-term investments	$98	$153
Gross purchases of short-term investments	(25)	(154)

Net cash provided (used) by short-term investments	$73	$(1)

Gross proceeds from issuance of notes payable	$3,697	$9,526
Gross repayments of notes payable.	(5,371)	(9,965)

Net cash used by notes payable	$(1,674)	$(439)

Gross noncash provisions charged to income	$801	$168
Cash payments of previously accrued items	(472)	(515)

Cash payments less (greater) than noncash provisions	$329	$(347)

Interest paid	$327	$258

Income taxes paid	$1,845	$472

             Changes in working capital accounts for the nine-month periods ended September 30, 2000 and 1999 were as follows:

	Nine Months Ended September 30,

	2000	1999

	(millions)
Changes in working capital—Increase (decrease) to cash:
Accounts receivable	$(116)	$(232)
Inventories	184	38
Accounts payable	102	(259)
Other working capital	435	(358)

Total	$605	$(811)

Note Q.       Other Commitments and Contingencies.

             ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business .

             ARCO has also guaranteed all of LUKARCO’s obligations associated with the Caspian pipeline project, which amount to 25% of all funding requirements for this project. The current estimates of total project funding requirements are between $2.2 to $2.4 billion.

             Following the March 1989 EXXON VALDEZ oil spill, numerous federal, state and private plaintiff lawsuits were brought against Exxon, Alyeska Pipeline Service Company (Alyeska) and Alyeska’s owner companies including ARCO, which owns approximately 22%. While all of the federal, state and private plaintiff lawsuits have been settled, certain issues relating to the liability for the spill remain unresolved between Exxon and Alyeska (including its owner companies).

             Lawsuits, including purported class actions and actions by governmental entities, are pending or threatened against ARCO and others seeking damages, abatement of the housing units, and compensation for medical problems

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

arising out of the presence of lead-based paint in certain housing units. ARCO is unable to predict the scope or amount of any such liability.

             The State of Montana, along with the United States and the Salish and Kootenai Tribes, have been seeking recovery from ARCO of alleged injuries to natural resources resulting from mining and mineral processing businesses formerly operated by Anaconda. In April 1998, ARCO entered two consent decrees, settling all of the natural resources damage claims of the United States and the tribes and the bulk of such claims of the State of Montana. Remaining for disposition are the State’s claims for $206 million of restoration damages at three sites.

             ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations that require ARCO to do some or all of the following:

  Remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;
  Perform restoration work at such sites; and
  Pay damages for loss of use and non-use values.

             The Federal agencies involved with the sites include the Department of the Interior, Department of Justice and Environmental Protection Agency. Environmental liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.

             ARCO is currently involved in assessments and cleanups under these laws at federal-and state-managed sites, as well as other clean-up sites including service stations, refineries, terminals, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites previously owned by ARCO or predecessors. This comprised 130 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site and ARCO’s share of responsibility varies from sole responsibility to very little responsibility.

             ARCO may in the future be involved in additional environmental assessments and cleanups. Future costs depend on unknown factors such as:

  Nature and extent of contamination;
  Timing, extent and method of the remedial action;
  ARCO’s proportional share of costs; and
  Financial condition of other responsible parties.

             The environmental remediation accrual is updated annually, at a minimum, and at September 30, 2000, was $788 million. As these costs become more clearly defined, they may require future charges against earnings. Applying Monte Carlo analysis to estimated site maximums on a portfolio basis, ARCO estimates that future costs could exceed the amount accrued by as much as $550 million.

             Approximately 60% of the reserve related to sites associated with ARCO’s discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. One site represented 11% of the total accrual. No other site represented more than 7% of the total accrual. The remainder related to other sites with reserves ranging from $1 million to $10 million per site. Substantially all amounts accrued are expected to be paid out over the next six years.

             Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various third parties. Many of these claims have been resolved. ARCO has neither recorded any asset nor reduced any liability in connection with unresolved claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

             Although any ultimate liability arising from any of the matters described herein could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal period, would be material to ARCO’s results of operations, the likelihood of such occurrence is considered remote. On the basis of management’s best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO’s consolidated financial statements.

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

Note R.       Sale of Certain Lower 48 Pipeline Assets.

             In order to obtain approval for the ARCO merger with BP Amoco, the Federal Trade Commission required that ARCO sell certain Lower 48 pipeline assets. The sale of those assets was completed in August 2000 for proceeds totaling approximately $317 million and recorded an after-tax gain on the sale of approximately $7 million in the third quarter of 2000. The net book value of the Lower 48 pipeline assets sold was approximately $304 million.

Note S.       Merger Agreement between ARCO and Vastar Resources, Inc.

             On September 15, 2000, Vastar’s common stock minority shareholders approved the merger agreement between ARCO and Vastar. Following the approval, 18,252,609 shares were purchased by ARCO at a price of $83 per share for a total purchase price of $1,585 million (including $70 million primarily for the buyout of employee stock options then outstanding. Vastar is now a 100% owned subsidiary of ARCO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2000 vs. Third Quarter 1999

             On April 18, 2000 ARCO was merged into BP Amoco p.l.c. (BP Amoco). ARCO is now a wholly owned subsidiary of BP Amoco. See Note B of notes to consolidated financial statements for a further discussion of the merger.

Consolidated Earnings

             Net income decreased to $367 million in the third quarter of 2000, compared to $372 million in the third quarter of 1999. Operating results excluding special items decreased to $402 million, compared to $511 million in the 1999 third quarter. The decrease in third quarter operating results was the result of higher crude oil and natural gas prices being more than offset by lower refined products margins and significantly lower production volumes that resulted primarily from the sale of the Alaskan crude oil producing properties in the second quarter of 2000, and higher interest expense.

             The 2000 third quarter special items included gains totalling approximately $240 million after tax consisting of the sale of Vastar’s interest in a joint venture, the receipt of stock from demutualization of an insurance company in which ARCO was a mutual participant, and the recognition of a deferred tax benefit associated with Vastar, offset by charges of $275 million after tax primarily for the impairment of oil and gas properties, additional personnel termination costs and future environmental remediation. The third quarter also included gains totalling $20 million after tax for Federal Trade Commission mandated sales of ARCO’s Alaskan pipelines and certain Lower 48 pipelines.

             The 1999 third quarter included net after-tax charges of $139 million for special items, consisting of a loss on the disposition of Algeria assets, an increase in the restructuring cost reserves, charges for future environmental remediation and merger costs, partially offset by tax adjustments.

After-tax Segment Earnings

	2000			1999

	Net Income	Less: Special Items (Charge)Benefit	Operating Results	Net Income	Less: Special Items (Charge)Benefit	Operating Results

	(millions)
Exploration and production	$242	$(157)	$399	$183	$(177)	$360
Refining and marketing	57	(17)	74	182	(2)	184
Other operations	20	—	20	25	5	20
Interest expense	(94)	—	(94)	(70)	—	(70)
Other unallocated expenses	119	116	3	10	(7)	17

Income from continuing operations before gain on sale of Alaskan businesses and pipelines and discontinued operations	344	(58)	402	330	(181)	511
Gain on sale of Alaskan businesses and pipelines	20	20	—	—	—	—
Discontinued operations	3	3	—	42	42	—

Net income	$367	$(35)	$402	$372	$(139)	$511

Exploration and Production

             The increase in ARCO’s third quarter 2000 operating results from worldwide oil and gas exploration and production operations resulted from higher crude oil and natural gas prices and lower operating, depreciation, depletion, and amortization (DD&A) and exploration expenses being largely offset by significantly lower petroleum liquids production. The lower production volumes, operating and DD&A expenses primarily resulted from the sale of the Alaskan oil producing properties in the second quarter of 2000. International exploration expense declined $39 million before tax primarily as a result of lower writeoffs for dryholes.

             The 2000 third quarter included special item charges of $290 million after tax primarily for the impairment of oil and gas properties in Venezuela and additional severance reserves, partially offset by a gain on the sale of Vastar’s interest in a joint venture.

             In the third quarter of 2000 the company wrote down the value of several Latin American oil fields by $246 million before tax. Production rates from the fields over the past several years have been lower than anticipated, and seismic and drilling evaluations indicated significantly lower reserves in place than originally estimated. Therefore, the company has written down these fields and related assets to estimated fair value.

             The 1999 third quarter included a special item charge of $175 million after tax for the loss on the sale of a portion of ARCO’s interest in the Rhourde El Baguel field in Algeria.

Average Oil and Gas Prices

	2000	1999

U.S.
Petroleum liquids—per barrel (bbl)
Alaska	$—	$13.32
Lower 48, including Vastar	$25.88	$16.85
Composite average price	$25.88	$14.49
Natural gas—per thousand cubic feet (mcf)	$3.74	$2.25
International
Petroleum liquids—per bbl	$23.10	$16.68
Venezuela crude oil—per bbl	$13.50	$8.47
Natural gas (excluding LNG)—per mcf	$2.45	$2.09
Indonesia liquefied natural gas (LNG)—per mcf	$5.54	$3.53

Petroleum Liquids and Natural Gas Production

	2000	1999

Net Production*
U.S.
Petroleum liquids—bbl/day
Alaska	—	291,200
Vastar	74,500	62,500
Other Lower 48	51,500	82,700

Total	126,000	436,400
Natural gas—mcf/day	1,249,200	1,222,000

Barrels of oil equivalent—(BOE)/day	334,200	640,100

International
Petroleum liquids—bbl/day	114,000	163,600
Natural gas—mcf/day	855,800	997,600
BOE/day	256,600	329,800

Total net production—BOE/day	590,800	969,900

______________

     *   Includes ARCO’s share of production from equity affiliates. For BOE calculation, natural gas is converted at the ratio of 6 mcf to 1 barrel of liquid.

             The significant decline in U.S. petroleum liquids production resulted from the sale of Alaskan producing properties in the second quarter of 2000. The increase in Vastar’s petroleum liquids production in the third quarter of 2000 resulted from the startup of production from the Mississippi Canyon 764 block in the second quarter of 2000.

The decline in other Lower 48 petroleum liquids production primarily reflected the sale of ARCO Long Beach, Inc. in the second quarter of 2000.

             The decline in international petroleum liquids production primarily reflected lower United Kingdom and Indonesian volumes. The decrease in United Kingdom volumes resulted from the sale of oil fields in the second quarter of 2000. The Indonesian decrease resulted from the impact of higher crude oil prices on production sharing contracts.

             All international geographic areas experienced lower natural gas production in the third quarter of 2000, while the increase in U.S. natural gas production reflected Vastar’s 5% growth in production, compared to the third quarter 1999. Vastar’s increased production resulted from the startup of the Main Pass 264 Block in 2000 as well as increased production from other fields that were operating in 1999.

Refining and Marketing

             The decline in third quarter 2000 earnings primarily resulted from lower margins. Higher product prices were more than offset by higher crude oil costs and higher purchased finished product prices and volumes. Third quarter 2000 results included special items charges of $17 million for litigation and future environmental remediation costs. The 10% increase in gasoline sales volumes required the company to buy refined product on the spot market, as the company’s two refineries were operating near capacity during the quarter.

             The amortization and recognition of imputed interest associated with the deferral of part of the pretax gain on the sale of the ARCO Chemical interest in 1998 had a net favorable impact of approximately $8 million and $11 million after tax on refining and marketing earnings in the third quarter of 2000 and 1999, respectively. See the company’s Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of the deferred gain.

Other Operations

             Other operations included earnings from Lower 48 pipeline operations and an aluminum rolling facility. The 1999 earnings included special items of $5 million primarily from the sale of pipeline assets.

Discontinued Operations

             Earnings from discontinued operations in the third quarter of 2000 consisted of a special item benefit resulting from a revision of the estimated loss on the sale of ARCO’s U. S. and Australian coal operations. In the second quarter of 2000 ARCO sold its one remaining mine in Australia thereby completing the sale of all of its assets of discontinued operations.

Consolidated Revenues

	2000	1999

	(millions)
Sales and other operating revenues (including sales to related parties)
Exploration and production	$1,641	$1,882
Refining and marketing	2,747	1,959
Other	138	10
Intersegment eliminations	(2)	(428)

Total	$4,524	$3,423

             The decrease in exploration and production sales revenues resulted primarily from significantly lower petroleum liquids production, which resulted from the sale of the company’s Alaskan oil and gas operations and significant reduction in domestic crude oil marketing activity (sales and purchases of non proprietary production), partially offset by higher crude oil and natural gas prices. Refining and marketing sales revenues increased primarily because of higher light product prices, which reflected the increased in crude oil prices, compared to the same quarter in the prior year.

             Other revenues increased in the third quarter of 2000 reflecting a $213 million gain from sale of Vastar’s interest in SCEM and a $77 million gain from the sale of stock to the public by an insurance company in which ARCO was a mutual participant.

Consolidated Expenses

             The increased trade purchases and trade purchases from related parties in the third quarter of 2000 reflected the purchases of Alaskan crude oil by the refining and marketing operations as third party purchases following the sale of ARCO’s Alaskan oil and gas operations to Phillips Petroleum. Prior to the sale of the Alaskan operations those purchases were eliminated as intercompany transactions in the consolidated financial statements. In addition, trade purchases reflected the effect of increased crude oil prices and higher gasoline purchases by the company’s refining and marketing operations.

             Selling, general and administrative (SG&A) expenses in the third quarter of 2000 primarily reflected lower corporate administrative expenses and lower SG&A associated with international exploration and production operations.

             The lower third quarter 2000 exploration expense primarily resulted from lower writeoffs for dryholes associated with international exploration and production.

             DD&A expense in the third quarter of 2000 declined primarily as a result of the sale of the Alaskan oil and gas producing operations in April 2000.

             Taxes other than excise and income did not reflect the increase in crude oil prices, as the crude oil price increase was offset by lower production volumes resulting primarily from the sale of the company’s Alaskan oil and gas producing operations.

             The higher interest expense in the third quarter 2000 primarily resulted from lower capitalized interest as a result of the sale of ARCO’s interest in an oil field in Algeria in the second quarter of 2000 and the completion of projects in the U.K. and Latin America that were ongoing in the third quarter of 1999.

             Related party interest is associated with the net amount of funds advanced by BP Amoco primarily for ARCO’s United Kingdom oil and gas producing operations.

             The unusual items in the third quarter of 2000 represented additional charges for the costs associated with the BP Amoco merger, primarily employee terminations at Vastar.

Income Taxes

             The Company had an effective tax rate of 36.7% in the third quarter of 2000, compared to 20.2% in the 1999 third quarter. The effective tax rate in 2000 was slightly higher than the statutory rate primarily as a result of foreign taxes in excess of the statutory rate being nearly offset by a lower effective tax rate associated with the sale of a portion of the Alaskan oil and gas operations and various tax credits and other benefits.

Nine-Month Period Ended September 30, 2000 vs. Same Nine-Month Period 1999

Consolidated Earnings

             Net income increased to $2,839 million, up from $850 million reported for the first nine months of 1999. Operating results excluding special items increased to $1,442 million, compared to $985 million for the first nine months of 1999. The increase in operating results primarily reflected significantly higher crude oil and natural gas prices, partially offset by lower refining and marketing margins and lower crude oil production volumes resulting from the sale of Alaskan oil and gas producing properties in the second quarter of 2000.

             Special items for the first nine months of 2000 included the special items reported in the third quarter 2000 results in addition to the following items recorded in the second quarter of 2000: an after-tax gain of $1,815 million on the sale of ARCO’s Alaskan operations (oil and natural gas production, crude oil marine transportation operations and related crude oil inventory), partially offset by net charges of $426 million after tax consisting primarily of charges associated with the costs related to the merger with BP Amoco, future environmental remediation and provisions for litigation, offset by a net gain on other asset sales. Special items for the first nine months of 1999 primarily included the net after-tax charges of $139 million reported in the third quarter 1999 results.

After-tax Segment Earnings

	2000			1999

	Net Income	Less: Special Items (Charge) Benefit	Operating Results	Net Income	Less: Special Items (Charge) Benefit	Operating Results

			(millions)
Exploration and production	$1,160	$(151)	$1,311	$446	$(172)	$618
Refining and marketing	188	(104)	292	517	(4)	521
Other operations	39	(14)	53	73	5	68
Interest expense	(253)	—	(253)	(211)	—	(211)
Other unallocated expenses	(176)	(215)	39	(17)	(6)	(11)

Income from continuing operations before gain on sale of Alaskan businesses and pipelines and discontinued operations	958	(484)	1,442	808	(177)	985
Gain on sale of Alaskan businesses and pipelines	1,835	1,835	—	—	—	—
Discontinued operations	46	46	—	42	42	—

Net income	$2,839	$1,397	$1,442	$850	$(135)	$985

Consolidated Revenues

	2000	1999

	(millions)
Sales and other operating revenues (including sales to related parties)
Exploration and production	$5,964	$4,735
Refining and marketing	7,414	5,084
Other	390	44
Intersegment eliminations	(859)	(978)

Total	$12,909	$8,885

             The increase in exploration and production sales revenues for the first nine months of 2000 resulted primarily from higher petroleum liquids and natural gas prices, partially offset by significantly lower petroleum liquids production resulting primarily from the sale of the company’s Alaskan oil and gas operations. Refining and marketing sales revenues increased primarily because of higher refined products prices, which reflected the increase in crude oil prices.

Consolidated Expenses

             The increased trade purchases and trade purchases from related parties for the nine months ended September 30, 2000 reflected the purchases of Alaskan crude oil by the refining and marketing operations as third party purchases following the sale of ARCO’s Alaskan oil and gas operations to Phillips Petroleum. Prior to the sale of the Alaskan crude operations those purchases were eliminated as intercompany transactions in the consolidated financial statements. In addition, trade purchases reflected the effect of increased crude oil prices and higher gasoline purchases by the company’s refining and marketing operations.

             DD&A expense in 2000 declined primarily as a result of the sale of the Alaskan oil and gas producing operations in late April 2000.

             The lower exploration expense for the first nine months of 2000 reflected lower writeoffs for dryholes and lower other exploration expenses associated with ARCO’s international oil and gas operations, partially offset by the writeoff of two domestic offshore wells in the first quarter of 2000.

             The lower selling, general and administrative expenses for the first nine months of 2000 primarily resulted from the Company’s cost reduction programs.

             The increase in taxes other than income taxes in 2000 primarily resulted from taxes on international production as the impact of higher crude oil prices on U.S. production taxes was offset by lower production volumes as a result of the sale of the Alaskan oil and gas producing operations.

Income Taxes

             The Company had an effective tax rate of 33.0% for the first nine months of 2000, compared to 31.4% for the first nine months of 1999. An effective tax rate in 2000 lower than the statutory rate primarily reflected a lower effective tax rate associated with the sale of the Alaskan oil and gas operations , partially offset by state income taxes.

Average Oil and Gas Prices

	Nine Months Ended
	September 30,

	2000	1999

U.S.
Petroleum liquids—per bbl
Alaska	$21.26	$9.76
Lower 48, including Vastar	$24.05	$13.40
Composite average price	$22.64	$10.91
Natural gas—per mcf	$2.98	$1.89

	Nine Months Ended
	September 30,

	2000	1999

International
Petroleum liquids—per bbl	$22.06	$12.87
Venezuela crude oil—per bbl	$12.12	$6.41
Natural gas (excluding LNG)—per mcf	$2.55	$2.22
Indonesia liquid natural gas (LNG)—per mcf	$5.24	$2.94

Petroleum Liquids and Natural Gas Production

	2000	1999

Net Production*
U.S.
Petroleum liquids—bbl/day
Alaska	135,900	317,500
Vastar	71,300	59,400
Other Lower 48	61,700	86,800

Total	268,900	463,700
Natural gas—mcf/day	1,237,100	1,280,000

Barrels of oil equivalent—(BOE)/day	475,100	677,000

International
Petroleum liquids—bbl/day	115,400	163,800
Natural gas—mcf/day	1,008,100	1,091,500
BOE/day	283,400	345,800

Total net production—BOE/day	758,500	1,022,800

______________

     *   Includes ARCO’s share of production from equity affiliates. For BOE calculation, natural gas is converted at the ratio of 6 mcf to 1 barrel of liquid.

Liquidity and Capital Resources

2000

(millions)
Cash flow provided (used) by:
Operations	$1,419
Investing activities	$364
Financing activities	$(2,609)

             The net cash used by investing activities in the first nine months of 2000 included an increase in net receivable from BP Amoco of $3.4 billion, $1.6 billion for the acquisition of Vastar’s publicly-held minority stockholding and expenditures for additions to fixed assets of $1.6 billion, offset by proceeds from asset sales of $7.7 billion, including $6.7 billion associated with the sale of the Alaska oil and gas operations.

             The net cash provided by financing activities in the first nine months of 2000 primarily included a decrease of $1.7 billion in the Company’s short-term debt position and dividend payments of $697 million.

             Cash and cash equivalents and short-term investments totaled $324 million. There were no short-term borrowings at September 30, 2000 and long-term debt due within one year was $57 million at the end of the third quarter of 2000.

             The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures, and debt repayments with cash from operations, existing cash balances, and cash infusions from ARCO’s parent company BP Amoco. With the merger of ARCO and BP Amoco, ARCO is now part of the BP Amoco cash handling management system. All ARCO cash receipts are swept into a BP Amoco bank account daily and all ARCO disbursements are funded by BP Amoco on a daily basis when the ARCO check clears an ARCO bank account.

Statements of Financial Accounting Standards Not Yet Adopted

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS“) No. 133, “ Accounting for Derivative Instruments and Hedging Activities.“ SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by SFAS No. 137). Earlier application of all of the provisions of SFAS No. 133 is permitted, but the provisions cannot be applied retroactively to financial statements of prior periods. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Following the merger with BP Amoco, ARCO no longer engages in hedging activity using derivative instruments. Accordingly, the impact of SFAS No. 133 will not be mater ial on stand-alone ARCO financial statements.

             Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

1.   Reference is made to the disclosure regarding the purported class action against ARCO and Babcock & Wilcox described on page 17 of ARCO’s Report on Form 10-K for the year ended December 31, 1999 and on page 18 of ARCO’s Report on Form 10-Q for the quarter ended March 31, 2000. On October 6, 2000, the Bankruptcy Court denied to confirm that the automatic stay is applicable to stay the claims against ARCO in the Hall case. B&W and ARCO are appealing this ruling to the District Court.

2.   ARCO has been named as a defendant in a number of lawsuits involving the manufacture and use of MTBE as a fuel additive and oxygenate. Several other refiners of gasoline in the United States are defendants in some or all of these cases. Lyondell Chemical Company, f/k/a ARCO Chemical Company, is a defendant in many of these matters. There are potential issues regarding indemnification between ARCO and Lyondell, which are unresolved. Generally, these cases allege product liability, negligence and fraud. Plaintiffs allege that MTBE is unreasonably dangerous and has contaminated groundwater, ultimately leading to contamination of private and public drinking water supplies. They further allege that ARCO knew, or should have known, that MTBE made gasoline more dangerous, fraudulently concealed this hazard, and promoted the use of MTBE in spite of this risk. The cases are:

             South Lake Tahoe Public Utility District (STPUD) vs. ARCO, et al. (Superior Court of the State of California In and For the County of San Francisco, Case No. 999128, filed April 16, 1999) STPUD alleges that MTBE contamination in its drinking water wells has resulted in over $100 million in damage. This case is set for trial in January 2001.

             Communities for a Better Environment (CBE) vs. ARCO, et al. (Superior Court of the State of California In and For the County of San Francisco, Case No. 997103, Second Amended Complaint, filed June 29, 2000) CBE alleges that the environment in California has been damaged by the introduction of MTBE into gasoline. In addition to the legal theories outlined above, CBE includes an action for violation of California’s Unfair Business and Professional Code, Section 17-200.

             City of Santa Monica vs ARCO, et al. (Superior Court of the State of California In and For the County of San Francisco, Case No.  313004, filed June 19, 2000) Santa Monica alleges contamination of its water supply by a number of leaking underground storage tanks, including one owned by ARCO.

             Millet vs. ARCO, et al. (Superior Court of Cumberland County, Maine, Case No. CV-98-367-P-H, filed October 7, 1998) A class action lawsuit brought by a purported class of private well owners in the State of Maine alleging potential or actual damage to their wells. Class certification was denied by the trial court and that denial has been affirmed on appeal. Several individual claims remain.

             Berisha vs. ARCO, et al. (United States District Court for the Southern District of New York, Case No. 00 CIV 1898  [SAS], filed January 14, 2000) A class action lawsuit brought by a purported class of private well owners in the State of New York alleging potential or actual damage to their wells.

             Sutton Farms vs. ARCO, et al. (United States District Court for the Southern District of Florida, Case No. 00-3544, filed September 21, 2000) A class action lawsuit brought in Miami, Florida by a purported class of private and commercial well owners in 34 states alleging potential or actual damage to their wells. This matter has been transferred to the Berisha court in New York for consolidated handling.

             England v. ARCO, et al. (In the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 00 L  000331, filed April 11, 2000) A class action lawsuit brought in Madison County, Illinois by a purported class of private well owners in 16 states alleging potential or actual damage to their wells. This matter has been transferred to the Berisha court in New York for consolidated handling.

             No class has been certified in any of these cases.

3.    In January 1998, The Pinal Creek Group, consisting of Cyprus Miami Mining Corporation, Inspiration Consolidated Copper Company (“Inspiration”) and BHP Copper Inc., f/k/a Magna Copper Company, filed an action for declaratory relief, breach of contract and breach of the covenant of good faith and fair dealing against their insurers for failure to provide defense and indemnity coverage for environmental liabilities arising out of the Pinal Creek Site in Arizona. The complaint estimates the cost to remediate the Pinal Creek site exceeds $100 million. The action, CV-98-00530, is pending in the Superior Court for the State of Arizona in and for the County of Maricopa. In February 1998, that action was tendered to ARCO on behalf of several insurers whom ARCO had agreed to defend, indemnify and hold harmless in connection with such environmental liabilities as part of its settlements with those insurers in the ARCO v. Aetna, et al., omnibus environmental coverage action. The insurers with whom ARCO made such an agreement are Travelers, Century Indemnity Company, successor to CCI Insurance Company, successor to Insurance Company of North America, successor to Indemnity Insurance Company of North America, and Continental Casualty Company. These policies were issued to Anaconda, which merged with ARCO, and included Inspiration as a named insured. Trial is set for February 4, 2002, with a discovery cut-off of March 30, 2001. Expert discovery is to begin April 30, 2001, and close on June 29, 2001. Motions for s ummary judgment are to be filed by July 31, 2001 and decided by the end of November 2001. The parties are to work to agree on a mediator by March 16, 2001.

4.    Reference is made to the disclosure regarding the case styled U.S. v. ARCO described on page 14 of ARCO’s Report on Form 10-K for the year ended December 31, 1999. As part of U.S. v. ARCO, settlement has been negotiated for claims and counterclaims concerning past and future costs associated with the Rocker site, by which ARCO is to pay $3.4 million. This is in settlement of federal government claims of $3.9  million for past remediation and oversight costs, and an additional $0.9 million for future costs. The settlement was filed with the court during August 2000.

5.   Reference is made to the Company’s 1999 Form 10-K Report for information on other legal proceeding matters reported therein.

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

ATLANTIC RICHFIELD COMPANY (Registrant)
Dated: November 14, 2000	/s/ Charles L. Hall

Charles L. Hall Assistant Controller (Duly Authorized Officer and Principal Accounting Officer)