Form 10-K405
period 2000-12-31
ATLANTIC RICHFIELD CO /DE
filed 2001-03-30
CIK 775483

                                     2000

                               ----------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                March 30, 2001

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]

For the fiscal year ended December 31, 2000      Commission file number 1--1196

                                  [ARCO LOGO]
                                 a part of BP

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

Registrant's telephone number, including area code: (213) 486-3511 Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                  Title of each class                 on which registered
                  -------------------               -----------------------
     $3.00 Cumulative Convertible Preference Stock  New York Stock Exchange
      ($1 par value)                                Pacific Exchange, Inc.
     $2.80 Cumulative Convertible Preference Stock  New York Stock Exchange
      ($1 par value)                                Pacific Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the preference stock (which vote as a single class with the indirect holder of all of the ARCO Common Stock, BP Amoco p.l.c.) held by nonaffiliates of the registrant on December 31, 2000, based on the closing price on the New York Stock Exchange composite tape on that date, was $187,760,402. ARCO's Common Stock was delisted on April 18, 2000, following the merger with BP Amoco p.l.c.

Number of shares of $3.00 Preference Stock, $1 par value, outstanding as of December 31, 2000: 35,437.

Number of shares of $2.80 Preference Stock, $1 par value, outstanding as of December 31, 2000: 402,665.

                               TABLE OF CONTENTS

                                     PART I

   Item                                                                    Page
   ----                                                                    ----
 1. and 2. Business and Properties.......................................    1
             The Company.................................................    1
             ARCO's New Structure following Acquisition by BP............    1
             BP Combination; Change of Control of ARCO...................    1
             Sale of ARCO's Businesses Pursuant to FTC Mandate...........    2
             Delisting and Retirement of ARCO Debt Securities............    3
             Merger Agreement between ARCO and Vastar....................    3
             Redemption of ARCO Preference Stocks........................    3
             Exploration and Production Operations.......................    4
             Refining and Marketing Operations...........................    6
             All Other Operations........................................    7
             Capital Program.............................................    7
             Patents.....................................................    7
             Competition.................................................    7
             Human Resources.............................................    7
             Research and Development....................................    8
             Environmental Matters.......................................    8
     3.    Legal Proceedings.............................................   13
             The Company.................................................   13
             Environmental Proceedings...................................   18
             Other Litigation............................................   18
     4.    Submission of Matters to a Vote of Security Holders...........   19

                                    PART II

     5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................   20
     6.    Selected Financial Data.......................................   21
     7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   22
             Introduction................................................   22
             Results of Segment Operations...............................   22
             Results of Consolidated Operations..........................   28
             Analysis of Cash Flows and Financial Condition..............   31
             Market-Sensitive Instruments and Risk Management............   32
             Statements of Financial Accounting Standards Not Yet
              Adopted....................................................   33
             Safe Harbor for Forward-Looking Statements..................   34
     8.    Financial Statements and Supplementary Data...................   35
             Notes to Consolidated Financial Statements..................   42
             Supplemental Information (Unaudited)........................   69
     9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................   73

                                      (i)

 Item                                                                      Page
 ----                                                                      ----
                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   74
         Executive Officers of ARCO......................................   74
         Directors of ARCO...............................................   75
         Compliance with Section 16(a) of the Securities Exchange Act of
           1934..........................................................   76
 11.  Executive Compensation.............................................   77
         Pre-Merger and Change of Control Compensation of Certain of
             ARCO's Former Executive Officers............................   77
               Change of Control Benefits Received by Certain Former ARCO
      Executive Officers.................................................   77
           Pre-Merger and Change of Control Summary Compensation Table...   79
           Aggregated ARCO Option Exercises in 2000 and ARCO Option
                Values As of April 17, 2000..............................   82
           Estimated Regular Retirement Benefits.........................   83
         Post-Merger Compensation of Current Executive Officers..........   84
           Post-Merger Summary Compensation Table........................   84
           Compensation of Directors.....................................   84
 12.  Security Ownership of Certain Beneficial Owners and Management.....   85
        Voting Stock of ARCO Owned by "Beneficial Owner".................   85
        Stock of BP Amoco Owned by Directors and Executive Officers......   85
 13.  Certain Relationships and Related Transactions.....................   86
        Controlling Shareholder..........................................   86
        Related Party Transactions.......................................   86
                                    PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   87
        Exhibits.........................................................   87
        Reports on Form 8-K..............................................   91
        Signatures.......................................................   92
        Schedule II--Valuation and Qualifying Accounts...................   93

                                      (ii)

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                  The Company

  The company began operations in 1866 as the Atlantic Petroleum Storage Company. The company's present name, Atlantic Richfield Company (ARCO), was adopted in 1966 after Richfield Oil Corporation was merged into the company. Sinclair Oil Corporation was merged into ARCO in 1969. ARCO acquired The Anaconda Company in 1977. ARCO became a Delaware corporation in 1985. ARCO acquired Union Texas Petroleum Holdings, Inc. (UTP) in 1998. On April 18, 2000, ARCO merged with a subsidiary of BP Amoco p.l.c. (BP), which indirectly holds all of the outstanding common stock of ARCO. In September 2000, following ARCO's purchase of the publicly held shares of Vastar Resources, Inc. (Vastar), Vastar merged with a subsidiary of ARCO, bringing ARCO's ownership in Vastar to 100%.
  ARCO's principal executive offices are currently at the ARCO Center, 333 South Hope Street, Los Angeles, California 90071 (Telephone 213-486-3511).
  ARCO is a global oil and gas enterprise operating in two segments, exploration and production and refining and marketing. Its upstream exploration and production operations are focused primarily in the Gulf of Mexico and the Midcontinent in the United States, the United Kingdom North Sea, Indonesia, China and Algeria. ARCO's downstream refining and marketing operations are located primarily in the western United States. These include two refineries, branded consumer marketing outlets in six western states and British Columbia, Canada, and supporting pipelines and terminals.

               ARCO's New Structure following Acquisition by BP

  As discussed in the following section, as of April 18, 2000, ARCO became part of the BP Group, a worldwide integrated oil and gas and chemical business. As part of the BP Group, the ARCO businesses have been structured into business units, some of which were combined with other businesses from the BP Group. The operations within the BP Group are managed through four main businesses, Exploration and Production, Gas and Power, Refining and Marketing and Chemicals. Gas and Power and Chemical operations are not material for ARCO.
  The financial position and results of operations of ARCO should be understood in the context of this relationship.
  The financial statements of ARCO reflect the historical costs to the previous shareholder group and accordingly, do not reflect any purchase accounting adjustments related to the acquisition of ARCO by BP.

                   BP Combination; Change of Control of ARCO

  On April 18, 2000, the combination of BP and ARCO was completed by the merger of Prairie Holdings, Inc (a subsidiary of BP) with and into ARCO, pursuant to the terms of the merger agreement dated March 31, 1999, as amended through March 27, 2000 (Merger Agreement). Pursuant to the Merger Agreement, each share of outstanding common stock of ARCO (except for any such shares owned by BP, ARCO or any subsidiary of BP or ARCO) was converted into the right to receive 1.64 BP American Depositary Shares (ADSs) or, subject to the timely receipt of elections therefor, 9.84 BP Ordinary Shares. In addition, the outstanding ARCO common stock was delisted from the New York Stock Exchange and other exchanges on which it had been listed. In connection with the merger, on April 18, 2000, ARCO issued 324,711,290 new shares of common stock to BP. Later on April 18, 2000, BP transferred all such shares to BP America Inc., a wholly owned subsidiary of BP, so that BP owns indirectly all of the currently outstanding common stock of ARCO. As the holder of all the outstanding common stock of ARCO, none of which is publicly traded, BP is the controlling shareholder of ARCO.

  On April 18, 2000, in connection with the combination of ARCO and BP, PricewaterhouseCoopers LLP (PwC) resigned as ARCO's independent accountants. Ernst & Young, L.L.P., who also act as independent auditors for BP, were appointed as ARCO's independent auditors on April 27, 2000.
  ARCO's outstanding shares of $2.80 and $3.00 Preference Stock remained listed on the New York Stock Exchange. Pursuant to the Merger Agreement, each share of $2.80 Preference Stock became convertible into 7.872 ADSs and each share of $3.00 Preference Stock became convertible into 22.304 ADSs. BP has fully and unconditionally guaranteed the payment of dividends on, the redemption price and the liquidation preference that may become payable in respect of shares of both classes of Preference Stock.
  Following the merger, as a result of the number of holders of the Preference Stocks, ARCO remained a reporting company within the meaning of the Securities and Exchange Act of 1934 (1934 Act). As disclosed below, on March 28, 2001 ARCO issued a notice of redemption for all of the outstanding shares of these two classes of Preference Stock. Following the redemption date, ARCO will cease to be a reporting company under the 1934 Act.
  Holders of the Preference Stocks and others may obtain copies of the BP Report on Form 20-F for the year ended December 31, 2000 by telephone from BP Group Shareholder Services, toll free at 1-800-638-5672.
  Included in the merger agreement was a provision requiring BP to keep in place for two years following the merger ARCO's change of control severance programs. The benefits associated with those programs resulted in ARCO recording a charge of $560 million for the year ended December 31, 2000 for ARCO executives and employees who have been or will be terminated prior to April 18, 2002 as a result of the merger and related asset sales.
  Other merger costs related to facilities closures with no future economic benefit, payments to legal and investment consultants in connection with negotiation and consummations of merger, and shutdown costs related to UK and certain other overseas locations.

               Sale of ARCO's Businesses Pursuant to FTC Mandate

  On March 15, 2000, pursuant to an understanding with the Federal Trade Commission (FTC) in conjunction with its review of the acquisition of ARCO by BP, ARCO entered into an agreement to sell its Alaskan businesses to Phillips Petroleum Company (Phillips) for approximately $6.5 billion cash, subject to purchase price adjustments (plus up to an additional $500 million based on the price realized on post-closing production). Under the purchase and sale agreement, which was amended on April 6, 2000, ARCO agreed to sell all of the outstanding shares of ARCO Alaska, Inc., together with certain other subsidiaries of ARCO engaged principally in the operation of ARCO's Alaskan businesses, along with certain pipeline and marine assets associated with the transport of Alaskan crude oil.
  In the second quarter of 2000 ARCO completed the sale of its Alaskan operations, comprising oil and gas production, crude oil marine transportation and related crude oil inventory, for proceeds totaling approximately
$6.2 billion and realized an after-tax gain of approximately $1.8 billion. The net book value of those assets at the time of the sale was approximately $3.2 billion.
  In the third quarter of 2000 ARCO completed the sale of its Alaskan pipeline operations, thereby completing the sale of all Alaskan operations mandated by the FTC in obtaining approval for the combination of ARCO and BP. ARCO received proceeds of $308 million and recorded an after-tax loss of $34 million. See Note 4 of Notes to Consolidated Financial Statements.
  In the third quarter of 2000 ARCO also completed the sale of the remaining pipeline assets mandated by the FTC. On July 20, 2000, ARCO sold certain Midcontinent pipeline assets for $314 million. See Note 5 of Notes to Consolidated Financial Statements.

               Delisting and Retirement of ARCO Debt Securities

  On August 13, 2000, ARCO terminated the registration under the Securities Act of 1933 of all of its outstanding publicly traded debt securities. In connection with the deregistration, the three classes of debt securities that had been listed on the New York Stock Exchange were delisted.
  On November 29, 2000, ARCO made a cash tender offer for up to $1,045,790,000 of its outstanding noncallable debt securities having interest rates ranging from 8 1/4% to 9 7/8% and maturity dates ranging from March 1, 2016 to March 1, 2032. Through the expiration date of December 8, 2000, ARCO purchased a total of $1,045,790,000 of debt securities pursuant to the cash tender offer. Subsequent to the closing of the tender offer, ARCO repurchased an additional $14 million of outstanding debt securities on the open market.

                   Merger Agreement between ARCO and Vastar

  ARCO and Vastar (a subsidiary of which ARCO owned 81.9%) entered into a merger agreement, dated May 24, 2000. The agreement provided for the acquisition by ARCO of Vastar's publicly held minority stockholding at a price of $83 per share. On September 15, 2000, Vastar's common stock minority shareholders approved the merger agreement between ARCO and Vastar. Following the approval, 18,252,609 shares were purchased by ARCO at a price of $83 per share for a total purchase price of $1,618 million, including costs related to the transaction. Vastar became a 100% owned subsidiary of ARCO.

                     Redemption of ARCO Preference Stocks

  On March 28, 2001, ARCO called for the redemption of all of the outstanding shares of its $3.00 Preference Stock and its $2.80 Preference Stock on April 27, 2001 (Redemption Date). As of December 31, 2000, there were 35,437 shares of $3.00 Preference Stock and 402,665 shares of $2.80 Preference Stock outstanding.
  Upon redemption, for each share of $2.80 Preference Stock redeemed, the Company will pay to the holder, as required by the Company's Certificate of Incorporation, the stated redemption price of $70.00 per share, together with the amount of accrued and unpaid dividends on each such share (whether or not earned or declared) to the Redemption Date, plus a voluntary supplemental cash payment in the amount, if any, required to cause the total per share cash payment to be received by such holder ($2.80 Redemption Payment), to equal the market value of 7.872 BP ADSs. On or prior to April 20, 2001 (Conversion Deadline), each share of $2.80 Preference Stock is convertible into 7.872 BP ADSs.
  Upon redemption, for each share of $3.00 Preference Stock redeemed, the Company will pay to the holder, as required by the Company's Certificate of Incorporation, the stated redemption price of $82.00 per share, together with the amount of accrued and unpaid dividends on each such share (whether or not earned or declared) to the Redemption Date, plus a voluntary supplemental cash payment in the amount, if any, required to cause the total per share cash payment to be received by such holder ($3.00 Redemption Payment), to equal the market value of 22.304 BP ADSs. On or prior to the Conversion Deadline, each share of $3.00 Preference Stock will be convertible into 22.304 BP ADSs.
  The market value of the BP ADSs will be determined by the average of the last sale prices for a BP ADS on the New York Stock Exchange over the four trading days ending on the last trading day prior to the Redemption Date.
  In accordance with the Company's Certificate of Incorporation, upon redemption of both classes of Preference Stocks, the holders thereof will have no interest in or claim against the Company or its agents other than the right to receive the $2.80 or $3.00 Redemption Payment, as applicable, upon the proper surrender of the shares of Preference Stock, subject to the conversion right described above.
  No commission or other remuneration will be paid or given, directly or indirectly, in connection with the conversion of Preference Stock into BP ADSs.

                     Exploration and Production Operations

General
ARCO conducts its oil and gas exploration and production operations primarily in the Midcontinent and offshore Gulf of Mexico in the United States, and internationally in the United Kingdom North Sea, Indonesia, China and Algeria.

Reserves

              Proved oil and gas reserves as of December 31, 2000
-------------------------------------------------------------------------------

                                      Petroleum Liquids        Natural Gas
                                      (Million barrels)    (Billion cubic feet)
                                    --------------------- ----------------------
                                    U.S. International(a) U.S.  International(b)
                                    ---- ---------------- ----- ----------------
  Proved reserves.................. 451        646        2,841      3,705
  Proved developed reserves........ 311        365        2,464      2,201

 --------
 (a) Includes 75 MMB proved and 43 MMB developed attributable to equity interests.
 (b) Includes 754 BCF proved and 220 BCF developed attributable to equity interests.

Additional information concerning oil and gas producing activities and estimates of proved oil and gas reserves can be found under the caption Supplemental Information, Oil and Gas Producing Activities.

Production

                              Production volumes
-------------------------------------------------------------------------------

                                                                 Natural Gas
                                         Petroleum Liquids   (Million cubic feet
                                         (Barrels per day)        per day)
                                       --------------------- -------------------
  Years Ended
  December 31                           U.S.   International U.S.  International
  -----------                          ------- ------------- ----- -------------
   2000............................... 232,900    121,100    1,247     1,044
   1999............................... 464,300    159,100    1,259     1,119
   1998............................... 527,600    130,400    1,175       929

 --------


Sales Prices and Production Costs

                   Average sales prices and production costs
-------------------------------------------------------------------------------

                                               Years Ended December 31
                            -------------------------------------------------------------
                                    2000                 1999                1998
                            -------------------- -------------------- -------------------
                             U.S.  International  U.S.  International U.S.  International
                            ------ ------------- ------ ------------- ----- -------------
  Average sales price
   (including transfers)
   per barrel of petroleum
   liquids produced.......  $23.31    $22.00     $12.83    $14.39     $9.43    $11.07
  Average lifting cost per
   equivalent barrel of
   production.............    3.67      4.20       3.14      3.73      3.34      3.89
  Average sales price per
   thousand cubic feet
   (MCF) of natural gas
   produced...............    3.45      2.61       1.99      2.48      1.82      2.53

Exploration and Drilling Activity

                          Wells drilled to completion
-------------------------------------------------------------------------------

                                           Years Ended December 31
                           --------------------------------------------------------
                                  2000               1999               1998
                           ------------------ ------------------ ------------------
                           U.S. International U.S. International U.S. International
                           ---- ------------- ---- ------------- ---- -------------
  Net productive
   exploratory wells
   drilled................  28         5       29         5       32        10
  Net dry exploratory
   wells drilled..........  12         3       16         4       29        10
  Net productive
   development wells
   drilled................ 348        40      309        11      573        27
  Net dry development
   wells drilled..........  66         1       33        --       37        --


              Current drilling activities as of December 31, 2000
-------------------------------------------------------------------------------

                                                            U.S. International
                                                            ---- -------------
  Gross wells in process of drilling (including wells
   temporarily suspended)..................................  27        18
  Net wells in process of drilling (including wells
   temporarily suspended)..................................  20         7
  Waterflood projects in process...........................   1         4
  Enhanced oil recovery operations.........................   7         1


              Number of productive wells as of December 31, 2000
-------------------------------------------------------------------------------

                                             Oil                    Gas
                                   ------------------------ -------------------
                                   U.S.(a) International(b) U.S.  International
                                   ------- ---------------- ----- -------------
  Total gross productive wells....  5,803        875        4,240      616
  Total net productive wells......  2,025        389        2,059      221

 --------
 (a) Includes approximately 1,425 gross and 274 net multiple completions.
 (b) Includes approximately 84 gross and 25 net multiple completions.


Petroleum Rights Acreage

              Petroleum rights acreage as of December 31, 2000(a)
-------------------------------------------------------------------------------

                                                        Developed   Undeveloped
                                                         Acreage      Acreage
                                                       ----------- -------------
                                                        Net  Gross  Net   Gross
                                                       ----- ----- ------ ------
                                                              (thousands)
  U.S................................................. 1,954 3,231  2,515  3,911
  International.......................................   299   741 20,961 37,014
                                                       ----- ----- ------ ------
      Total........................................... 2,253 3,972 23,476 40,925
                                                       ===== ===== ====== ======

 --------
 (a) Includes options and exploration rights.


Delivery Commitments

ARCO has various long-term natural gas sales contracts covering the majority of its production in Indonesia, the United Kingdom North Sea, and China. ARCO's various annual delivery obligations under these contracts are substantially limited to producible reserves from specific fields.
  In the Lower 48, Vastar has various long-term natural gas sales commitments under certain long-term gas marketing contracts with cogeneration facilities pursuant to which Vastar delivered an average of 79 MMCFD in 2000. These long-term contracts have an average remaining contract term of approximately
10 years. In 2000, the average price of
gas sold under these contracts was approximately $2.74 per MCF. There have been no instances in the last three years in which Vastar was unable to meet any significant natural gas delivery commitment.

                       Refining and Marketing Operations

  ARCO's downstream operations primarily include its two refineries on the West Coast and branded retail gasoline outlets in six western states and British Columbia, Canada.
  ARCO's two U.S. petroleum refineries are the Los Angeles Refinery in Carson, California and the Cherry Point Refinery near Ferndale, Washington. Both of these refineries have easy access to major supply sources and major markets through ocean-going tankers, pipelines and other transportation facilities.
  ARCO currently markets its gasoline under the ARCO(R) trademark. ARCO sells its gasoline at ARCO branded retail outlets located in Arizona, California, Nevada, Oregon, Utah and Washington, and in British Columbia, Canada. The company currently has more than 1,700 branded retail outlets, which include franchisee and company-operated am/pm(R) convenience stores and SmogPros(R) Service Centers, along with traditional service stations. ARCO's am/pm franchises, full scale convenience stores that also sell gasoline, make up about 60% of the retail outlets. ARCO also sells gasoline to dealers and resellers who do not use the ARCO brand in connection with retail sales.

                               Refinery capacity
-------------------------------------------------------------------------------

                                                         Annual Average Operable
                                                           Crude Distillation
                                                               Capacity(a)
                                                            (Barrels per day)
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
  Los Angeles Refinery.................................. 260,000 260,000 260,000
  Cherry Point Refinery................................. 223,000 222,700 202,000
                                                         ------- ------- -------
    Total............................................... 483,000 482,700 462,000
                                                         ======= ======= =======

 --------
 (a) Measured pursuant to standards of the American Petroleum Institute.


               Refinery runs and petroleum products manufactured
-------------------------------------------------------------------------------

                                                         Years Ended December 31
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
                                                         (Equivalent barrels per
                                                                  day)
  Crude oil refinery runs............................... 415,900 423,800 449,600
                                                         ======= ======= =======
  Petroleum products manufactured:
    Gasoline............................................ 227,300 239,100 225,800
    Jet fuels...........................................  79,300  82,700  92,000
    Distillate fuels....................................  74,700  68,100  76,600
    Other(a)............................................  74,000  82,100  93,400
                                                         ------- ------- -------
      Total(b).......................................... 455,300 472,000 487,800
                                                         ======= ======= =======

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

                        Refined petroleum product sales
-------------------------------------------------------------------------------

                                                         Years Ended December 31
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
                                                         (Equivalent barrels per
                                                                  day)
  Petroleum product sales:
    Gasoline............................................ 349,200 314,500 308,700
    Jet fuels........................................... 100,000 102,300 102,800
    Distillate fuels....................................  86,400  82,900  80,600
    Other(a)............................................  73,500  71,000  72,700
                                                         ------- ------- -------
      Total(b).......................................... 609,100 570,700 564,800
                                                         ======= ======= =======

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


                             All Other Operations

  ARCO's other operations during 2000 comprised its pipeline operations in the Lower 48 and its aluminum operations.

                                Capital Program

  ARCO's capital program includes spending for additions to fixed assets and other capital expenditures. During 2000, the company spent approximately
$2.1 billion for additions to fixed assets.
  Future capital expenditures remain subject to business conditions affecting the industry, as well as changes in environmental rules and regulations and the tax laws.

                                    Patents

  ARCO owns numerous patents, many of which it makes generally available for license to others in the petroleum industry. ARCO itself is a licensee under certain patents that are available generally to the industry. ARCO's opera-tions are not dependent upon any particular patent or patents or upon any ex-clusive patent rights.

                                  Competition

  ARCO faces intense competition from a number of companies in all of its op-erations. Many of its competitors are large and have substantial resources. No single competitor dominates either of ARCO's operating segments.

                                Human Resources

  As of December 31, 2000, ARCO had approximately 11,200 full-time-equivalent employees, of whom approximately 10% were represented by collective bargaining agents.

                           Research and Development

  Total research and development expenses were $9 million, $28 million and $45 million in 2000, 1999 and 1998, respectively.

                             Environmental Matters

Site Remediation

ARCO is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), and the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation Recovery Act of 1976 (RCRA). These regulations require ARCO to do some or all of the following:
  . Remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;
  . Perform restoration work at such sites; and . Pay damages for loss of use and non-use values.
Environmental liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.
  ARCO is currently involved in environmental assessments and cleanups under these laws at federal- and state- managed sites, as well as other clean-up sites, including service stations, refineries, terminals, third party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites that were formerly owned by ARCO or its predecessors. This comprises 148 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site and ARCO's responsibility varies from sole responsibility to very little responsibility. Future costs depend on numerous unknown factors such as:
  . Nature and extent of contamination;
  . Timing, extent and method of remedial action;
  . ARCO's proportional share of costs; and . Financial condition of other responsible parties.
The environmental remediation accrual is updated at least annually, and at December 31, 2000, was $1,098 million.
  The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs (such as differences of opinion between ARCO and various regulatory agencies with respect to the appropriate method for remediating contaminated sites, uncertainty as to the extent of contamination at various sites, and uncertainty regarding ARCO's ultimate share of costs at various sites), it is possible that actual costs could be significant. Although these costs might be material to the results of operations in the period in which they are recognized, ARCO does not expect that such costs will have a material effect on ARCO's financial position or equity. See Note 19 of Notes to Consolidated Financial Statements regarding environmental matters.
  Approximately 85% of the reserve relates to sites associated with ARCO's discontinued operations. Another significant component relates to currently and formerly owned or operated nuclear processing, and refining and marketing facilities, and other sites that received wastes from these facilities. One site represented 13% of the total accrual. No other site represented more than 8% of the total accrual. Substantially all amounts reserved are expected to be paid out over the next 10 years. ARCO is also the subject of certain material legal proceedings described below under the caption
"Material Environmental Litigation."

Clean Air

The Federal Clean Air Act Amendments of 1990 (the 1990 Clean Air Act Amendments) and various state and local laws and regulations impose certain air quality requirements. Among other things, the 1990 Clean Air Act Amendments effectively require the manufacture and sale of reformulated and oxygenated gasolines in areas not meeting specified air quality standards. The Environmental Protection Agency (EPA) wintertime oxygenate gasoline program became effective in the fall of 1993. The EPA reformulated gasoline requirements became effective January 1, 1995, for the nine U.S. cities, including Los Angeles and San Diego, and other areas with the worst ozone pollution. The specifications for reformulated gasoline of the California Air Resources Board (CARB), which are stricter than the EPA requirements, became effective for retail sales on and after June 1, 1996. To comply with the EPA air quality requirements and CARB standards, in 1995 ARCO completed major modifications at its Los Angeles Refinery. To comply with federal EPA standards for gasoline, the company has used the oxygenate methyl tertiary butyl ether (MTBE) in making its reformulated gasoline. However, effective January 1, 2003, the State of California has mandated that gasoline in California may no longer include MTBE as the oxygenate component.
  In 1993 the South Coast Air Quality Management District (AQMD), which sets air quality standards for a five-county area of Southern California, including Los Angeles County, adopted regulations requiring phased reductions of certain pollutants. By 2003 the Los Angeles Refinery will be required to achieve cumulative reductions from 1992 levels of oxides of nitrogen (NOx) of 63% and oxides of sulfur (SOx) of 83%. As part of the regulations, AQMD created a Regional Clean Air Incentives Market (RECLAIM) program under which regulated firms can earn credits for achieving emission reductions below targeted levels. Those credits may then be bought and sold. The Los Angeles Refinery plans to achieve the requisite levels of emission reductions by a combination of reductions and acquisitions of credits, substantial amounts of which have already been purchased. The AQMD is currently considering modifications to the RECLAIM program, but nothing has yet been finalized.

Environment-Related Expenditures

For the past three years, the company's environment-related expenditures have been comprised of both capital expenditures and operating expenses. Environment-related capital expenditures include the cost of projects to reduce and/or eliminate pollution and contamination in the future and the cost of modifications to the company's manufacturing facilities necessary to comply with the aforementioned federal, state and local air quality laws and regulations. Environment-related operating costs include both costs to eliminate, control or dispose of pollutants, as well as costs to remediate previously contaminated sites. Sites are remediated using a variety of techniques, including on-site stabilization, bioremediation, soil removal, pump-and-treat and other methods as deemed appropriate for each specific site.
  For the past three years, the company's environment-related capital expenditures have averaged $191 million per year. The company anticipates environment-related capital expenditures of approximately $100 million and $30 million for 2001 and 2002, respectively. For the past three years, the company's operating expenses for the remediation of previously contaminated properties either compelled or likely to be compelled in the foreseeable future by government or third parties have averaged approximately $150 million per year. Cash payments for site remediation have averaged $145 million per year over the same period. The company's operating expenses also include ongoing costs of controlling or disposing of pollutants. For the past three years, the company estimates that its operating expenses related to these ongoing costs have averaged approximately $170 million per year.

  In addition to the reserve for environmental remediation costs, the company has also accrued, as of December 31, 2000, $312 million for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities.

Material Environmental Litigation

Pursuant to the authority provided under Superfund, the State of Montana asserted claims against ARCO for compensation for damage to natural resources allegedly arising out of ARCO's or its predecessors' mining and mineral processing activities. In addition, two tribes (Tribes) were granted a limited form of intervention in Montana v. ARCO. The Tribes, as alleged trustees, asserted claims against ARCO for alleged injury to and loss of natural resources located in the Clark Fork River Basin in southwest Montana. The United States Department of Interior also stated an intention to make a claim for natural resource damages in the Clark Fork River Basin. These matters were settled in part in 1999. Remaining for disposition are the State's claims for $206 million of restoration damages at three sites.
  On June 23, 1989, the EPA filed a CERCLA cost-recovery action against ARCO, styled U.S. v. ARCO, et al. (Case No. CV-89-039-BU-PGH), in the United States District Court for the District of Montana, for oversight costs at several of the Upper Clark Fork River Basin Superfund sites. Litigation is proceeding on both the EPA's claims and ARCO's counterclaims against various federal agencies. In the counterclaims, ARCO seeks contributions from the federal agencies for remediation costs and for any natural resource damage liability ARCO might incur in Montana v. ARCO. The settlements in Montana v. ARCO, described above, resolved the claims and counterclaims in U.S. v. ARCO pertaining to one significant site and may provide a framework for possible future settlement of the remaining claims. As part of U.S. v. ARCO, settlement has been negotiated for claims and counterclaims concerning past and future costs associated with the Rocker site, by which ARCO is to pay $3.4 million. This is in settlement of federal government claims of $3.9 million for past remediation and oversight costs, and an additional $0.9 million for future costs. The settlement was filed with the court during August 2000.
  On April 26, 2000 the United States District Court for the Central District of California issued a subpoena for production of records to the grand jury regarding the Company's compliance with underground storage tank regulations at retail gasoline facilities. On May 8, 2000, the United States District Court for the Eastern District of California issued a similar subpoena. On May 8, 2000 the District Attorney of Stanislaus County, California informed the Company that the California Regional Water Quality Control Board, Central Valley Region and the Stanislaus County Department of Environmental Resources had alleged that the Company had violated California statutes regarding underground storage tanks, hazardous materials and unlawful business practices. The Stanislaus District Attorney further advised, however, that no decision had been made as to the filing of charges, pending discussions with the Company. On May 17, 2000, the Los Angeles County Department of Public Works informed the Company that it was investigating the Company's compliance with underground storage tank regulations at certain of the Company's retail gasoline facilities in Los Angeles County. On June 6, 2000, the California Attorney General, pursuant to his statutory investigative powers, issued a subpoena for the Company's records regarding underground storage tanks. Moreover, the Company is in the process of conducting a comprehensive audit of all of its underground storage tank facilities in California, Arizona, Nevada, Oregon, Utah and Washington.
  ARCO and its subsidiary, Atlantic Richfield Hanford Company (ARHCO), and several other companies who have served as government contractors at the Hanford Nuclear Reservation in south central Washington State are named as defendants in a consolidated complaint in the United States District Court for the Eastern District of Washington, titled In re Hanford Nuclear Reservation Litigation (CY-91-3015-AAM). In October 1994, the Department of Energy (DOE) determined that the government will indemnify ARCO and ARHCO for any judgment or settlement in the action pursuant to the contract between ARHCO and the Atomic Energy Commission and the provisions of the Price-Anderson Act. On April 4, 1997, ARCO was served with a new complaint making allegations similar to those already pending in the litigation, filed by six individual Native Americans in the United States District Court for the Western District of Washington, purportedly on behalf of classes of Native Americans living near the Hanford Nuclear Reservation. The DOE has indicated that it will indemnify ARCO and ARHCO with respect to this new action as well. This action has been transferred to the United States District Court for the Eastern District of Washington. On August 21, 1998, the court issued a ruling that, if upheld on appeal, should result in the dismissal of ARHCO and ARCO from the case.
  Approximately 200 lawsuits were filed in state and federal courts in Alaska seeking compensatory and punitive damages arising out of the Exxon Valdez oil spill in Prince William Sound in March 1989. Most of those suits named Exxon (now ExxonMobil), Alyeska Pipeline Service Company (Alyeska), which operates the oil terminal at Valdez, and the other oil companies which own Alyeska (including ARCO Transportation Alaska, Inc., owned by ARCO until the FTC-mandated sale to Phillips Petroleum in April 2000). Alyeska initially responded to the spill until the response was taken over by Exxon. Alyeska and its owners have settled all of the claims against them under these lawsuits. Exxon has indicated that it may file a claim for contribution against Alyeska (and its owner companies) for a portion of the costs and damages which it has incurred.
  ARCO has been named as a defendant in a number of lawsuits involving the manufacture and use of MTBE as a fuel additive and oxygenate. Several other refiners of gasoline in the United States are defendants in some or all of these cases. Lyondell Chemical Company, f/k/a ARCO Chemical Company, is a defendant in many of these matters. There are potential issues regarding indemnification between ARCO and Lyondell, which are unresolved. Generally, these cases allege product liability, negligence and fraud. Plaintiffs allege that MTBE is unreasonably dangerous and has contaminated groundwater, potentially leading to contamination of private and public drinking water supplies. They further allege that ARCO knew, or should have known, that MTBE made gasoline more dangerous, fraudulently concealed this hazard, and promoted the use of MTBE in spite of this risk. The cases are:
  South Lake Tahoe Public Utility District (STPUD) vs. ARCO, et al. (Superior Court of the State of California In and For the County of San Francisco, Case No. 999128, filed April 16, 1999) STPUD alleges that MTBE contamination in its drinking water wells was caused by leakage from underground MTBE storage tanks belonging to ARCO and the other defendants.
  Communities for a Better Environment (CBE) vs. ARCO, et al. (Superior Court of the State of California In and For the County of San Francisco, Case No. 997103, Second Amended Complaint, filed June 29, 2000) CBE alleges that the environment in California has been damaged by the introduction of MTBE into gasoline. In addition to the legal theories outlined above, CBE includes an action for violation of California's Unfair Business and Professional Code,
Section 17-200.
  City of Santa Monica vs. ARCO, et. al. (Superior Court of the State of California In and For the County of San Francisco, Case No. 313004, filed June 19, 2000) Santa Monica alleges contamination of its water supply by a number of leaking underground storage tanks, including one owned by ARCO.
  Millet vs. ARCO, et. al. (Superior Court of Cumberland County, Maine, Case No. CV-98-367-P-H, filed October 7, 1998) A class action lawsuit brought by a purported class of private well owners in the State of Maine alleging potential or actual damage to their wells. Class certification was denied by the trial court and that denial has been affirmed on appeal. The remaining claims have been resolved for a nominal payment.
  Berisha vs. ARCO, et al. (United States District Court for the Southern District of New York, Case No. 00 CIV 1898 [SAS], filed January 14, 2000) A class action lawsuit brought by a purported class of private well owners in the State of New York alleging potential or actual damage to their wells. Multidistrict litigation (MDL) has been established in this court.
  Sutton Farms vs. ARCO, et. al. (United States District Court for the Southern District of Florida, Case No. 00-3544, filed September 21, 2000) A class action lawsuit brought in Miami, Florida by a purported class of private and commercial well owners in 34 states alleging potential or actual damage to their wells. This matter has been transferred to the Berisha court in New York for consolidated handling as part of the MDL.
  England v. ARCO, et al. (In the Circuit of the Third Judicial Circuit, Madison County, Illinois, Case No. 00 L 000331, filed April 11, 2000) A class action lawsuit brought in Madison County, Illinois by a purported class of private well owners in 16 states alleging potential or actual damage to their wells. This matter has been transferred to the Berisha court in New York for consolidated handling as part of the MDL.
  No class has been certified in any of these cases.
  In January 1998, The Pinal Creek Group, consisting of Cyprus Miami Mining Corporation, Inspiration Consolidated Copper Company ("Inspiration") and BHP Copper Inc., f/k/a Magna Copper Company, filed an action for declaratory relief, breach of contract and breach of the covenant of good faith and fair dealing against their insurers for failure to provide defense and indemnity coverage for environmental liabilities arising out of the Pinal Creek Site in Arizona. The complaint estimates the cost to remediate the Pinal Creek site to exceed $100 million. The action, CV-98-00530, is pending in the Superior Court for the State of Arizona in and for the County of Maricopa. In February 1998, that action was tendered to Atlantic Richfield Company ("ARCO") on behalf of several insurers whom ARCO had agreed to defend, indemnify and hold harmless in connection with such environmental liabilities as part of its settlements with those insurers in the ARCO v. Aetna, et al., omnibus environmental coverage action. The insurers with whom ARCO made such an agreement are Travelers, Century Indemnity Company, successor to CCI Insurance Company, successor to Insurance Company of North America, successor to Indemnity Insurance Company of North America, and Continental Casualty Company. These policies were issued to Anaconda, which merged with ARCO, and included Inspiration as a named insured.

Environmental Matters Relating to International Operations

ARCO's international operations, which are primarily located in the United Kingdom North Sea, Indonesia, China, and Algeria, are conducted in accordance with internationally acceptable environmental standards and are also subject to foreign laws covering environmental matters, as well as to contractual obligations relating to dismantlement and abandonment. To date, ARCO has not incurred any significant expenditures for environmental remediation, is not involved in any environmental cleanup, and has not reserved any amount for environmental remediation, relating to its operations in the United Kingdom North Sea, Indonesia, China, and Algeria. The foreign environmental laws and regulations have not had, and are not presently expected to have, a material adverse effect on ARCO's financial results or position.

Conclusion

Environmental concerns, including the minimization and prevention of environmental contamination from ongoing operations, and the cost-effective remediations of existing contaminated sites, continue to be vital factors in the company's future planning. See Note 19 of Notes to Consolidated Financial Statements and "Environmental Matters."

ITEM 3. LEGAL PROCEEDINGS

                                  The Company

  On June 7, 1989, the City of New York, the New York City Housing Authority, and the New York City Health and Hospitals Corporation brought suit in the Supreme Court of the State of New York for the County of New York, City of New York, et al. v. Lead Industries Association, et al. (Case No. 14365/89) against six alleged former lead pigment manufacturers or their successors (including ARCO as successor to International Smelting and Refining Company (IS&R), a former subsidiary of The Anaconda Company), and the Lead Industries Association (LIA), a trade association. Plaintiffs sought to recover damages in excess of $50 million including (i) past and future costs of abating lead-based paint from housing owned by New York City and the New York City Housing Authority (Housing Authority); (ii) other costs associated with dealing with the presence of lead-based paint in that housing and privately-owned housing; and (iii) any amounts paid by the City or the Housing Authority to tenants because of injuries caused by the ingestion of lead-based paint. Plaintiffs also sought punitive damages and attorney's fees. As a result of various court rulings, the plaintiffs' only remaining claims are for fraud and restitution and indemnity. Two stipulated dismissals have further narrowed the case. The City of New York and the New York City Health and Hospitals Corporation entered into a stipulated order dismissing with prejudice all of their pending claims against ARCO and the other defendants. The remaining plaintiff, the Housing Authority, then entered into another stipulated order dismissing its claims as to all the Housing Authority properties except for two housing projects.
  On November 25, 1998, ARCO (as successor to IS&R) was named as a defendant in a purported class action suit, Sabater, et al. v. Lead Industries Association, et al. (Case No. 25533/98), filed in the Supreme Court of the State of New York for the County of Bronx by the mothers of four minor plaintiffs. The complaint also names the LIA and eight former lead pigment/paint manufacturers. The plaintiffs seek, on behalf of themselves and a purported class of children age six and under residing in dwellings in the City of New York containing or presumed to contain lead paint, unspecified compensatory damages and injunctive relief from all defendants, including orders requiring defendants to contribute to a court-administered fund to pay for (i) notification to class members of the dangers of lead-based paint, (ii) abatement of properties where class members reside and to pay for temporary relocation during abatement, (iii) medical monitoring, including screening, testing, diagnosing, and treating of class members, and (iv) attorney's fees. The complaint alleges causes of action against the defendants for strict product liability, conspiracy, concert of action, and enterprise and market share liability.
  On August 25, 1992, ARCO (as successor to IS&R) was added as a defendant to a purported class action suit pending in the Court of Common Pleas in Cuyahoga County (Cleveland), Ohio, Jackson, et al. v. The Glidden Company, et al. (Case No. 236835), which seeks on behalf of the three named plaintiffs, and all other persons similarly situated in the state of Ohio, unspecified money damages for injuries allegedly suffered from exposure to lead paint, punitive damages, and an order requiring defendants to remove and abate all lead paint applied to any building in Ohio. The suit names as defendants, in addition to ARCO, the LIA and 16 companies alleged to have participated in the manufacture and sale of lead pigments and paints and includes causes of action for strict product liability, negligence, breach of warranty, fraud, nuisance, restitution, negligent infliction of emotional distress, and enterprise, market share and alternative liability.
  On September 20, 1999, ARCO (as successor to IS&R) was named by 11 homeowners as defendants in a purported class action suit filed in the Circuit Court for Baltimore City, Maryland, Earl Cofield, et al. v. Lead Industries Association, et al. (Case No. 24-C-99-004491). The amended complaint, which also names 13 alleged former manufacturers of lead products, the LIA, and the National Paint and Coatings Association, alleges causes of action for negligent product design and failure to warn, supplier negligence, fraud and deceit, conspiracy, concert of action, aiding and abetting, and strict product liability. The plaintiffs seek, on behalf of themselves and a purported class of over 10,000 people living in the State of Maryland whose pre-1978 residences allegedly were contaminated with lead-based paint, unspecified compensatory and punitive damages and injunctive relief, including orders requiring defendants to pay for (i) notification to class members about the hazards of lead pigments, (ii) abatement of residences where class members reside, (iii) a public education campaign concerning the hazards of lead pigments, lead paint, and lead poisoning, and (iv) attorney's fees.
  On October 12, 1999, ARCO (as successor to IS&R) was named as a defendant in a lawsuit filed in Rhode Island Superior Court, Providence County by Rhode Island Attorney General Sheldon Whitehouse, State of Rhode Island v. Lead Industries Association, et al. (Case No. 99-5226). The complaint, which also names seven former lead pigment manufacturers and the LIA, alleges causes of action for public nuisance, violation of Rhode Island's Unfair Trade Practice and Consumer Protection Act, strict liability, negligence, negligent and fraudulent misrepresentations, civil conspiracy, unjust enrichment, indemnity and equitable relief to protect children. The State of Rhode Island seeks unspecified compensatory and punitive damages, funding for a public education campaign concerning the dangers of lead poisoning and injunctive relief that includes an order requiring defendants to pay for the detection and abatement of lead paint in all public and private buildings within the State that are accessible to children.
  On January 26, 2000, ARCO (as successor to IS&R) was named as a defendant in a lawsuit, City of St. Louis v. Lead Industries Association, et al. (Cause No. 002-245), filed in the Circuit Court for the City of St. Louis, Missouri by the City of St. Louis. The complaint, which also names the LIA and seven former lead pigment/paint manufacturers, alleges causes of action for public nuisance, product liability, negligence, negligent and fraudulent misrepresentations, civil conspiracy, unjust enrichment, and indemnity. The City of St. Louis alleges that it was obligated to pay, has paid, and in the future will have to pay for the care of lead poisoned children and adults in the form of medical care, education programs, abatement, and other costs associated with the hazards created by the defendants, and is seeking unspecified compensatory and punitive damages.
  On March 23, 2000, ARCO (as successor to IS&R) was named as a defendant in a purported class action suit filed in California Superior Court by the County of Santa Clara, County of Santa Clara v. ARCO, et al. (Case No. CV788657). Amended complaints added the Counties of Alameda, Solano, Santa Cruz, Kern, the City and County of San Francisco, the City of Oakland, the San Francisco Housing Authority, the San Francisco Unified School District, the Oakland Housing Authority, the Oakland Redevelopment Agency and the Oakland Unified School District as plaintiffs and seek certification of a class of all public entities in California who expend or have expended any funds for medical treatment, educational expenses, abatement, property damage or other costs and expenses due to exposure to or potential exposure to lead, with the exception of the State of California and its agencies, offices, commissions, programs, bureaus, authorities, departments, committees and boards. The second amended complaint, which also names seven former lead pigment manufacturers or their alleged successors and the LIA, alleges causes of action for fraud and concealment, strict product liability, negligence, negligent breach of special duty, nuisance, and violation of the California Business and Professions Code and asserts a market share theory of liability and conspiracy allegations. Plaintiffs seek unspecified compensatory, general, special, incidental and punitive damages, disgorgement of profits from defendants' wrongful conduct, abatement, civil penalties, an order enjoining defendants' wrongful conduct, interest, costs and attorney's fees.
  On June 20 and 30, 2000, ARCO (as successor to IS&R) was named as a defendant in lawsuits filed in the District Court of Harris County, Texas by the Spring Branch Independent School District, Spring Branch ISD v. Lead Industries Association, et al. (Case No. 2000-31175), and by the Houston Independent School District, Houston ISD v. Lead Industries Association, et al. (Case No. 2000-33725). The petitions, which also name seven former lead pigment or lead paint manufacturers or their alleged successors and the LIA, allege causes of action for strict liability, negligence, fraud and negligent misrepresentation, concert of action, conspiracy and indemnity. The petitions assert that defendants are liable for costs that have been incurred and will be incurred as lead paint is abated or remedied from the school districts' buildings and facilities. The petitions seek unspecified compensatory and punitive damages, costs, interest and attorney's fees.
  On July 1, 2000, ARCO (as successor to IS&R) was named as a defendant in a purported class action suit filed in the Circuit Court of Cook County, Illinois by Mary Lewis and Tashswan Banks, Lewis v. Lead Industries Association, et al. (Case No. 00CH09800). The amended complaint, which also names five former lead pigment/lead paint manufacturers and the LIA, alleges causes of action for intentional failure to warn, supplier liability, fraud on the public and civil conspiracy. Plaintiffs seek certification of a class of parents or legal guardians of all minors residing in Illinois who have undergone since January 1, 1992, or will undergo in the future, medical screening or assessment for lead poisoning, and who have undergone, or will undergo, continued medical monitoring to detect the onset of latent disease associated with lead poisoning. The amended complaint seeks an order requiring defendants to reimburse plaintiffs and class members for unspecified costs of medical screenings, assessments and monitoring, a court-supervised medical evaluation and monitoring program funded by defendants, costs and attorney's fees.
  In addition, ARCO (as successor to IS&R) is a defendant in several lawsuits brought on behalf of individual children allegedly injured from exposure to lead paint, Brenner v. American Cyanamid Co., et al. (Supreme Court, Erie County, New York), Thomas v. Lead Industries Association, et al. (Superior Court, Milwaukee County, Wisconsin) and Smith, et al. v. Lead Industries Association, et al. (Circuit Court of Baltimore City, Maryland). Summary judgment was entered for defendants in Brenner, and the case now is on appeal. Such cases, in the aggregate, are not material to the financial condition of the company.
  On June 7, 1994, a purported class action was filed by several individuals in United States District Court in Pittsburgh, Pennsylvania against ARCO and Babcock & Wilcox Company (B & W) on behalf of persons "estimated to be in the thousands" who lived or worked in Apollo and Parks Township, Pennsylvania, and areas downwind of those places, from 1957 to the present. The suit, Hall, et al. v. Babcock & Wilcox Company, et al. (Case No. 94-0951), claims that the plaintiffs and alleged class members were exposed to releases of radioactive and other toxic substances from two nuclear materials processing facilities that have contaminated the air, soil, and surface and ground water in those communities. The suit seeks damages for death and personal injury, diminution in property values, costs of decontamination of property, injunctive relief requiring defendants to establish a fund for medical monitoring, and punitive damages. ARCO has been sued as the former owner of Nuclear Materials and Equipment Corporation (NUMEC), the original owner and operator of the Apollo and Parks Township facilities from March 1967 to November 1971. On
September 17, 1998, the jury in a trial of eight "test-case" plaintiffs' claims returned a verdict of $33.7 million jointly and severally against ARCO and B & W and another $2.8 million just against B & W. On September 24, 1998, these eight test-case plaintiffs withdrew their claim for punitive damages against ARCO. On June 29, 1999, the court granted ARCO's and B & W's motions for a new trial. On November 15, 1999, as part of amending its responsive pleading in the Hall action, B & W filed a crossclaim against ARCO for contractual indemnity, common law indemnity, and contribution, seeking to be indemnified by ARCO for any liability arising out of the Hall action. ARCO has moved to strike the crossclaim, but the court has not yet ruled on ARCO's motion. The claims of the eight test-case plaintiffs and of other plaintiffs remain for trial or other disposition.
  On February 22, 2000, B & W filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana. On April 4, 2000, B & W filed an adversary complaint in the Bankruptcy Court against the plaintiffs in the Hall v. B & W action, seeing to confirm that the automatic stay applicable to actions against the debtor operates to stay the Hall case in its entirety, including any claims against ARCO. On October 6, 2000, the Bankruptcy Court denied to confirm that the automatic stay applicable to stay the claims against ARCO in the Hall case. B & W and ARCO are appealing this ruling to the District Court. "On February 22, 2001, B&W filed a plan of reorganization that provides for treatment of the Hall plaintiffs' claims against all defendants, including ARCO, by means of a channeling trust. That plan has not been approved by the bankruptcy court."

  On April 13, 1995, a lawsuit was filed in United States District Court for the Central District of California titled ARCO, et al. v. UNOCAL (Case No. 95-2379-KMW-JRx). ARCO and five other refiners sought a declaration that UNOCAL's U.S. Patent No. 5,288,393 (the '393 patent) is invalid and unenforceable. The '393 patent purports to cover a substantial portion of the reformulated gasoline compositions that were required by the State of California when the Phase II regulations of the California Air Resources Board (CARB) went into effect in March 1996. In the same lawsuit, UNOCAL filed a claim for infringement of the '393 patent against ARCO and the five other refiners. On July 15, 1997, the first phase of trial commenced and on October 14, 1997, the jury found in UNOCAL's favor on the issues of whether ARCO and the other refiners had infringed the '393 patent and whether that patent is valid. The jury also found that ARCO had produced approximately 149 million gallons of infringing gasoline during the first five months of production. On November 3, 1997, the jury found that each refiner owed UNOCAL $.0575 for each gallon of gasoline that infringed on UNOCAL's patent. On September 29, 1998, the court issued a judgment in favor of UNOCAL for $10.3 million (including prejudgment interest) against ARCO for infringing gallons during the first five months of production and for $1.5 million joint and several against ARCO and the other five refiners for UNOCAL's attorneys fees. On March 29, 2000, the Court of Appeals for the Federal Circuit affirmed the judgment. A petition for certiorari to the United States Supreme Court was denied on February 20, 2001. The case has been returned to the District Court for an accounting of the amount of infringement which has occurred since the 5 month period for which evidence was heard in the trial. Additionally, the defendants have advised the court (and the plaintiff as required by local rule) that they intend to request a new trial on the damage royalty rate subsequent to the 5 month period.
  On June 7, 1996, the case of Aguilar, et al. v. Atlantic Richfield, et al. (Case No. 700810) was brought in the Superior Court of California for the County of San Diego against ARCO and eight other refiner-marketers of CARB reformulated gasoline. The plaintiffs allege that the defendants conspired to restrict the supply, and thereby to raise the price, of CARB gasoline in violation of California state antitrust and unfair competition law. The plaintiffs seek to recover treble damages, restitution, attorneys fees, and injunctive relief. The court has certified a class of California residents who bought CARB gasoline after March 1, 1996 other than for resale. On October 17, 1997, the court granted the defendants' motion for summary judgment. On January 23, 1998, the court granted the plaintiffs' motion for a new trial. On January 31, 2000, the Court of Appeal for the Fourth Appellate District reversed the order granting a new trial and ordered the Superior Court to grant summary judgment in favor of each defendant. On May 17, 2000, the California Supreme Court granted a petition for review of this decision. On January 23, 1998, the case of Gilley v. Atlantic Richfield, et al., [Case No. CV UU132BTM (RBB)] was filed in the United States District Court for the Southern District of California. The case, which is brought on behalf of a purported class of wholesale purchasers of CARB gasoline including lessee and contract gasoline dealers, claims violations of federal antitrust laws based upon factual allegations that are essentially the same as those contained in the Aguilar complaint. On October 22, 1998, ARCO was served with a complaint filed in the Superior Court of California for the County of Sacramento entitled Cal-Tex Citrus Juice, et al. v. Atlantic Richfield Company, et al. (Case No. 98AS05227). The complaint is purportedly on behalf of a class of all direct or indirect purchasers of California diesel fuel between March 19, 1996 and December 31, 1997 against all California refiners of California diesel fuel. The complaint alleges violations of various state statutes by the defendants' alleged conspiracy to fix prices of California diesel fuel and seeks treble damages and restitution. The Gilley and Cal-Tex matters have been stayed by their respective courts pending the outcome of the Supreme Court's review of Aguilar.
  On June 26, 1998, a purported class action was filed in the Court of Chancery of the State of Delaware in New Castle County, McMullin v. Beran, et al. (Case No. 16493NC) against ARCO, Lyondell Petrochemical Company, ARCO Chemical Company, and the individual directors of ARCO Chemical relating to the acquisition of ARCO Chemical by Lyondell. The suit is brought by an individual shareholder of ARCO Chemical on behalf of all common stockholders, other than defendants, and seeks rescission of the transaction, damages for the allegedly inadequate consideration being paid by Lyondell for the shares, and attorneys' fees and costs. The plaintiff alleges that ARCO and the individual directors of ARCO Chemical, who are alleged to be dominated and controlled by ARCO, breached fiduciary duties to the minority shareholders. On December 1, 1999, the Court of Chancery issued an order dismissing the action on the grounds that the complaint did not state a valid claim under Delaware law. The plaintiff has appealed the order of dismissal and that court heard arguments on the appeal on July 25, 2000. On November 20, 2000, the Delaware Supreme Court reversed and remanded to the Chancery Court for further proceedings.
  ARCO is defendant in an action pending in District Court in and for Potter County, Texas styled TUCO, Inc. v. Thunder Basin Coal Company and Atlantic Richfield Company (Case No. 79,483-C). Plaintiff, the corporate purchasing agent for a public utility, alleges that defendants consistently charged in excess of the proper contract price for coal used in the utility's power plants, and fraudulently induced plaintiff to enter into the contract to purchase the coal.

                           Environmental Proceedings

  As discussed under the caption "Environmental Matters," ARCO is currently participating in environmental assessments and cleanups at numerous operating and non-operating sites under Superfund and comparable state laws, RCRA, and other state and local laws and regulations, and pursuant to third party indemnification requests, and is the subject of material legal proceedings relating to certain of these sites. See "Environmental Matters--Material Environmental Litigation."
  In addition to the matters reported herein, from time to time, certain of ARCO's operating divisions and subsidiaries receive notices from federal, state or local governmental entities of alleged violations of environmental laws and regulations pertaining to, among other things, the release, discharge, disposal, emission, storage and handling of chemical and petroleum substances, including hazardous wastes. Such alleged violations may become the subject of enforcement actions or other legal proceedings and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs).
  In February 2001 ARCO entered into a consent decree in the lawsuit U.S. v. ARCO Pipeline Company (Case No. 99-2161-GTV), filed in the U.S. District Court, District of Kansas. Pursuant to the consent decree, settling a petroleum products spill from a pipeline in Oswatomie, Kansas that impacted a drinking water source, ARCO agreed to pay a civil penalty of $804,700.
  In response to a U.S. EPA program to enforce against alleged widespread air pollution violations at petroleum refineries, BP negotiated with the U.S. EPA and with several states a consent decree in respect of potential violations at all of the eight U.S. refineries operated by BP subsidiaries, including those operated by ARCO. ARCO and other BP subsidiaries entered into a consent decree resolving the matter, which was lodged January 18, 2001 with the federal district court for the Northern District of Indiana, Hammond Division, in the case of United States, et al v. BP Exploration & Oil, Inc., et al (Civil Action No. 2:96 CV 095 RL). That decree, if entered by the court, would require payment of penalties totalling $10 million, and installation of controls and procedural improvements in all of the refineries, including those operated by ARCO.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                               ----------------

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ARCO's common stock ceased to be publicly traded on April 18, 2000. The only publicly traded equity securities of ARCO after that date were the $3.00 and $2.80 Preference Stocks. Following the merger, each share of $3.00 Preference Stock is convertible into 22.304 BP ADSs and each share of $2.80 Preference Stock is convertible into 7.872 BP ADSs.
  On March 28, 2001, ARCO called for the redemption of all outstanding shares of Preference Stocks on April 27, 2001. See discussion under caption "Redemption of ARCO Preference Stocks."


                                       2000                            1999
                            -------------------------- -------------------------------------
                             4th    3rd    2nd    1st     4th        3rd      2nd     1st
                            ------ ------ ------ ----- ---------- ---------- ------ --------
  $3.00 Cumulative
   Convertible Preference
   Stock:
   Market price per share
     High.................  $1,026 $1,260 $1,260 $999  $1,200     $1,200     $1,152 $857
     Low..................  $1,026 $1,220 $1,100 $999  $1,198 3/4 $1,199 1/4 $1,095 $734
   Cash dividends per
    share.................  $0.75  $0.75  $0.75  $0.75 $0.75      $0.75      $0.75  $0.75
  $2.80 Cumulative
   Convertible Preference
   Stock:
   Market price per share
     High.................  $438   $450   $450   $415  $460       $450       $413   $351 1/2
     Low..................  $360   $403   $390   $304  $407       $399 1/2   $350   $259
   Cash dividends per
    share.................  $0.70  $0.70  $0.70  $0.70 $0.70      $0.70      $0.70  $0.70

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for ARCO:


                                             Years Ended December 31
                                    -------------------------------------------
                                    2000(1)(3) 1999(2) 1998(4)  1997(3)  1996
                                    ---------- ------- -------  ------- -------
                                       (Millions except per share amounts)
  Sales and other operating
   revenues (including sales to
   related parties)...............   $17,500   $12,501 $10,303  $14,340 $14,094
  Income (loss) from continuing
   operations before extraordinary
   item...........................     3,089     1,345    (655)   1,331   1,261
  Earnings (loss) per share from
   continuing operations before
   extraordinary item
   (basic)(5)(6)..................        --      4.17   (2.05)    4.14    3.92
  Earnings (loss) per share from
   continuing operations before
   extraordinary item
   (diluted)(5)(6)(7).............        --      4.09   (2.05)    4.07    3.86
  Net income......................     3,026     1,422     452    1,771   1,663
  Cash dividends per common
   share(6)(8)....................    2.1375      2.85    2.85    2.825    2.75
  Total assets....................    24,950    26,272  25,199   22,425  22,703
  Long-term debt and capital lease
   obligations....................     4,090     5,698   4,332    3,619   4,745

 --------
 (1) See Notes 4,5,11 and 14 of Notes to Consolidated Financial Statements regarding sale of Alaskan operations and certain Lower 48 pipeline assets, restructuring costs and impairment of oil and gas properties.
 (2) Includes $161 million after-tax loss on disposition of Algeria assets.
 (3) Includes extraordinary loss on extinguishment of debt of $152 million after tax in 2000 and $118 million after tax in 1997.
 (4) Includes $925 million after-tax impairment of oil and gas properties.
 (5) Earnings per share has been omitted for 2000 because ARCO had no publicly held common stock after ARCO's acquisition by BP on April 18, 2000.
 (6) Restated for the effect of 100% stock dividend issued June 13, 1997.
 (7) No dilution assumed for 1998 due to antidilutive effect on loss from continuing operations.
 (8) The Company declared and paid its fourth quarter 2000 dividend of $.7125 to common stock shareholders in January 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 Introduction

  On April 18, 2000 ARCO was acquired by BP and became a part of the BP Group, a worldwide integrated oil and gas and chemical business. BP, indirectly, now owns all the common stock of ARCO. As part of the BP Group, the ARCO businesses have been structured into business units, some of which were combined with other businesses from the BP Group. The operations within the BP Group are managed through four main businesses, Exploration and Production, Gas and Power, Refining and Marketing and Chemicals. Gas and Power and Chemicals businesses are not material to ARCO. The financial position and results of operations of heritage ARCO entities should be understood in the context of this relationship. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of the acquisition. The financial statements of ARCO reflect the historical costs to the previous shareholder group and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition of ARCO by BP.
  The Operating Review that follows explains the major changes in ARCO's key businesses as related to prices, production volumes, sales, and expenses for the years 2000 and 1999. The consolidated results of these operations are examined in relation to the Consolidated Statement of Income on page 38.

                         Results of Segment Operations

Exploration & Production

Millions                 2000    1999     1998
-----------------------------------------------
Net income (loss)     $ 1,591 $   938 $   (616)
Special items charge      240     190    1,002
                      -------------------------
Operating results     $ 1,831 $ 1,128 $    386
                      =========================


The increase in ARCO's 2000 operating results from worldwide oil and gas exploration and production operations primarily resulted from higher crude oil and natural gas prices and lower exploration expenses, partially offset by the absence of income from Alaskan oil producing properties following their sale in the second quarter of 2000. Exploration expense associated with international operations declined $97 million before tax primarily as a result of lower writeoffs for dry holes.
  The 2000 special items included charges of $512 million after tax primarily for the impairment of oil and gas properties in Latin America and additional severance and vacant space reserves, partially offset by a gain of $131 million after tax on the sale of Vastar's interest in a joint venture and a net gain on other asset sales.

Average Petroleum Liquids Sales Prices

per barrel                  2000    1999    1998
------------------------------------------------
U.S., including Vastar   $ 23.31 $ 12.83 $  9.43
International composite  $ 22.00 $ 14.39 $ 11.07
Venezuela                $ 13.19 $  7.42 $  4.05



Average Natural Gas Sales Prices

per thousand cubic feet            2000     1999     1998
---------------------------------------------------------
U.S.                           $   3.45 $   1.99 $   1.82
International (excluding LNG)  $   2.34 $   2.24 $   2.54
Indonesian LNG                 $   5.36 $   3.29 $   2.49

In 1999, ARCO's operating results from worldwide oil and gas exploration and production operations were significantly impacted by higher crude oil prices and, to a lesser extent, higher natural gas volumes and domestic natural gas prices.

                         Results of Segment Operations

In addition, as a result of the company's cost reduction program, combined operating, exploration, and selling, general and administrative (SG&A) expenses before tax were more than $500 million lower, compared to 1998.
  In 1999, special items included a net charge of $190 million after tax, primarily for the loss on the disposition of a portion of ARCO's interest in the Rhourde El Baguel field in Algeria and for the anticipated loss on the sale of office space in Plano, Texas. Charges for impairment in 1999 were insignificant.
  In 1998, special items included after-tax charges of $925 million for the impairment of oil and gas properties, including $507 million related to former UTP properties. Special items also included after-tax charges of $107 million primarily for employee termination costs associated with restructuring. These charges were partially offset by tax-related benefits of approximately
$30 million.

Petroleum Liquids Production

Barrels/day -
 net                  2000       1999       1998
------------------------------------------------
Alaska            101,800    319,100    346,700
Vastar             72,000     60,000     50,100
Other Lower 48     59,100     85,200    130,800
International     121,100    159,100    130,400
                  -----------------------------
Total             354,000    623,400    658,000
                  =============================


The significant decline in 2000 U.S. petroleum liquids production resulted from the sale of Alaskan producing properties in the second quarter of 2000. The increase in Vastar's petroleum liquids production in 2000 resulted from the startup of production from the Mississippi Canyon 764 block in the Gulf of Mexico deepwater in the second quarter of 2000. The decline in other Lower 48 petroleum liquids production primarily reflected the sale of ARCO Long Beach, Inc. in the second quarter of 2000. ARCO Long Beach, Inc. produced approximately 30,200 barrels per day (BPD) in 1999.
  The decline in international petroleum liquids production primarily reflected lower United Kingdom and Indonesian volumes. The decrease in United Kingdom volumes of nearly 20,000 BPD primarily resulted from the sale of oil fields in the second quarter of 2000. The decrease in Indonesian volumes of approximately 9,000 BPD resulted from the impact of higher crude oil prices on production sharing contracts.
  The 1999 decrease in U.S. petroleum liquids production primarily resulted from natural field declines in Alaska and the absence of production from California heavy crude oil properties (other Lower 48) that produced approximately 32,000 BPD in 1998. The California properties were exchanged in October 1998 for Gulf of Mexico exploration acreage and properties producing both crude oil and natural gas that were ultimately transferred to Vastar. The lower Alaska petroleum liquids production primarily reflected natural field decline at the Prudhoe Bay, Kuparuk River and Greater Point McIntyre fields partially offset by increases in satellite field production.
  The 1999 increase in international petroleum liquids production primarily reflected the impact of a full year of production contributed by former UTP properties in 1999 versus only six months of production in 1998.

Natural Gas Production

Million cubic
feet/day - net                2000       1999       1998
--------------------------------------------------------
U.S., including Vastar      1,247      1,259      1,175

International
 United Kingdom               427        451        369
 Indonesia                    237        247        293
 Indonesia LNG                222        251         98
 China                        106        114        133
 Other                         52         56         36
                            ---------------------------
Total International         1,044      1,119        929
                            ===========================

                         Results of Segment Operations

  All geographic areas experienced lower natural gas production in 2000, primarily due to property sales and natural field declines.
  In 1999, the growth in international natural gas production reflected increased production from the United Kingdom North Sea, primarily a full year of production from UTP properties acquired in June 1998. The growth was partially offset by a decrease in Indonesian natural gas production as a result of the impact of higher natural gas prices on production sharing contracts. The increase in U.S. natural gas production primarily resulted from Vastar's 9% growth in production. Vastar's increased production reflected the production from the Gulf of Mexico properties transferred to Vastar late in 1998, and production increases achieved from new field startups and operational improvements at West Cameron 645, Mississippi Canyon 148, the San Juan Basin and other fields.

Refining & Marketing

Millions                 2000    1999    1998
---------------------------------------------
Net income            $   277 $   593 $   281
Special items charge      151       3       -
                      -----------------------
Operating results     $   428 $   596 $   281
                      =======================

The decline in 2000 earnings primarily resulted from lower margins. Higher product prices were more than offset by higher crude oil costs, higher purchased finished product prices and volumes, and higher utility and fuel costs. Margins on the sale of purchased products are lower than on products produced. As in prior years, an increase in gasoline sales volume in 2000 required the company to buy refined product on the spot market, as the company's two refineries were operating near capacity during the year.
  Improved operating results in 1999, compared to 1998, primarily resulted from higher light product margins. The effect of West Coast refinery outages in the second quarter of 1999 impacted supply in the second and third quarters resulting in higher product realizations. The higher product sales prices were partially offset by higher crude oil costs.
  The amortization and recognition of imputed interest associated with the deferral of part of the pretax gain on the sale of the ARCO Chemical interest in 1998 had a net favorable impact of approximately $42 million, $44 million and $17 million after tax on refining and marketing earnings in 2000, 1999 and 1998, respectively. See "Gain on Disposition of Discontinued Operations" on page 26.
  Special items in 2000 primarily included charges for future environmental remediation, additional severance and legal reserves.
  In 1998, a special items charge of $13 million for personnel reductions as-sociated with ARCO's cost reduction programs was offset by favorable legal settlements.

Petroleum Products Sales

Thousand barrels/day   2000      1999      1998
-----------------------------------------------
Gasoline              349.2     314.5     308.7
Jet                   100.0     102.3     102.8
Distillate             86.4      82.9      80.6
Other                  73.5      71.0      72.7
                      -------------------------
Total                 609.1     570.7     564.8
                      =========================

In order to support the growth in petroleum product sales volumes in 2000, refined products were purchased from third parties to supplement ARCO's refinery production.

                         Results of Segment Operations

Other Operations

Millions                          2000   1999     1998
-------------------------------------------------------
Net income                      $   39 $   87  $   111
Special items (benefit) charge      15     (6)      (8)
                                ----------------------
Operating results               $   54 $   81  $   103
                                ======================

Results from ARCO's other operations comprise earnings from Lower 48 pipeline operations and an aluminum rolling facility. The decline in operating results in 2000 primarily resulted from the absence of income from certain pipeline assets sold to comply with the FTC-mandated sale of assets required for approval of the acquisition of ARCO by BP, as well as lower margins for aluminum operations.
  Excluding the special items, the decline in operating results in 1999 reflected decreased earnings from the pipeline operations, primarily as a result of the transfer of certain pipeline operations to the refining and marketing segment. This decline was partially offset by a $3 million increase in equity earnings from the 50% owned Seaway pipeline joint venture in the Midcontinent.
  Operating results from the aluminum operations were relatively flat for the two years ended December 31, 1999.
  The 2000 and 1999 special items primarily consisted of charges for severance reserves in 2000 and gains from asset sales in 1999. The 1998 special items included gains from pipeline asset sales, partially offset by pipeline restructuring charges.

Unallocated Items

Millions                                           2000     1999      1998
---------------------------------------------------------------------------
Unallocated net income (expense)                $  (266) $    12  $   (228)
Interest expense                                   (363)    (285)     (203)
Income from discontinued operations                   -        -       179
Gain on disposition of discontinued operations       89       77       928
Extraordinary loss on extinguishment of debt       (152)       -         -
                                                --------------------------
Total                                           $  (692) $  (196) $    676
                                                ==========================

Unallocated expenses in 2000 included after-tax charges incurred in connection with the BP acquisition of ARCO, future environmental remediation and restructuring costs of $97 million, $237 million and $134 million, respectively. The increase in these amounts, compared to 1999, was partially offset by interest earned on the receivable from BP and further reductions in corporate staff and general expenses.
  After-tax charges for future environmental remediation and restructuring costs were $24 million and $8 million in 1999, compared to $143 million and $48 million, respectively, in 1998. These decreases, along with a reduction in corporate staff and general expenses of approximately $90 million after tax, was only partially offset by lower tax benefits and decreased interest income on short-term investments, resulting in unallocated net income in 1999.
  In 1998, unallocated net expense primarily included charges of $143 million after tax for future environmental remediation, charges of $48 million after tax for restructurings, corporate staff and general expenses, and interest revenue.
  The environmental charges in 1998 related both to current operations and natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations.
  The increase in interest expense in 2000 primarily reflected lower capitalized interest and interest paid to BP for funds advanced to certain subsidiaries of ARCO following the acquisition of ARCO by BP. Gross after-tax interest expense declined in 1999 after taking into account the effect on 1998 interest expense of a $94 million after-tax interest credit associated with a tax refund received in 1998. The decrease in 1999 was due primarily to higher capitalized interest. The impact of increased interest capitalization more than offset the increase in combined short- and long-term debt outstanding during 1999.

                         Results of Segment Operations


Extraordinary Loss on Extinguishment of Debt
The company incurred a loss of $243 million before tax, or $152 million after tax, on early retirement of long-term debt during 2000. The early retirements will result in a pre-tax reduction in interest expense on long-term debt of approximately $75 million in 2001.

Gain on Disposition of Discontinued Operations

ARCO Chemical
In July 1998, ARCO sold its entire interest in ARCO Chemical to Lyondell Chemical Company (Lyondell) for cash proceeds of $4.6 billion. After deferral of $313 million of the pre-tax gain as discussed below, ARCO recorded a net after-tax gain of $1.053 billion. In 1999, adjustments for tax benefits resulted in the recording of an additional after-tax gain on disposition of $59 million.
  In 1992 the company entered into a 10-year purchase agreement with ARCO Chemical providing for the delivery of fixed quantities of methyl tertiary butyl ether (MTBE) at a formula-based price. At the inception of the contract, a liquid spot market for MTBE did not exist. As the spot market has developed, the formula-based prices have historically been above spot market prices. Provision for loss on the contract was not necessary prior to the sale to Lyondell because ARCO Chemical was a consolidated, majority-owned subsidiary of the company. ARCO believes that, at the date of sale of ARCO Chemical to Lyondell, the pricing terms were above-market as compared to similar toll-based contracts.
  The above-market MTBE contract value was reflected in the sale price of the company's interest in ARCO Chemical. As a result, ARCO deferred $313 million of the pre-tax gain on sale of the ARCO Chemical interest. This deferral represents the estimated discounted present value of the difference over the remaining term of the contract (which terminates in 2002) between the contract price and the spot market price for MTBE. ARCO does not expect that the above-market differential will decrease over the remaining term.
  The deferral is being amortized over the remaining term of the contract on the basis of annual volume over total contracted volume. The amortization and recognition of imputed interest had a net favorable impact of approximately $42 million, $44 million and $17 million after tax on earnings of the refining and marketing segment in 2000, 1999 and 1998, respectively.

Coal
In the second quarter of 2000, ARCO disposed of its remaining coal assets in Australia. Upon the sale of those assets, a provision originally established in 1998 for the estimated loss on sale of U.S. and Australian coal assets was reduced, resulting in an after-tax gain of $89 million.
  In 1998, ARCO recorded a $92 million provision for the estimated loss on the disposal of the U.S. and Australian coal assets. In 1999, upon the sale of ARCO's 80% interest in the Gordonstone coal mine and its 31.4% interest in the Blair Athol Joint Venture the provision was reduced resulting in an after-tax gain of $22 million.
  In June 1998, for cash consideration of approximately $1.1 billion, ARCO disposed of its U.S. coal operations in a transaction with Arch Coal (Arch). Operations disposed of included the Black Thunder and Coal Creek mines in Wyoming, the West Elk mine in Colorado, and ARCO's 65% interest in three mines in Utah. The Colorado and Utah mines were sold outright. ARCO contributed its Wyoming coal operations and Arch transferred various of its coal operations into a new joint venture that is 99% owned by Arch and 1% owned by ARCO.

                         Results of Segment Operations


UTP Petrochemical
At the time of the UTP acquisition, ARCO determined the UTP petrochemical operations would be divested. In March 1999, ARCO sold the UTP petrochemical business and recorded a small loss.

See Note 9 of Notes to Consolidated Financial Statements regarding discontinued operations.

                      Results of Consolidated Operations

Income from Continuing Operations

In 2000, the increased operating results were the result of higher crude oil and natural gas prices and lower exploration expenses, partially offset by lower refined products margins.
  The improvement in ARCO's income from continuing operations in 1999 primarily reflected higher crude oil prices, increased refined products margins, lower operating, exploration and SG&A expenses and higher natural gas volumes.

Earnings from Consolidated Operations

  Millions                                        2000        1999        1998
 -----------------------------------------------------------------------------
  Income (loss) from continuing operations    $  3,089   $  1,345    $   (655)
  Special items charge (benefit)              $   (977)       181       1,055
                                              -------------------------------
  Operating results                           $  2,112   $  1,526    $    400
                                              ===============================

  Special items after tax
  Millions                                        2000        1999        1998
 -----------------------------------------------------------------------------
  Gain on FTC mandated asset sales             $(1,811) $       -   $       -
  Net gain on other asset sales                   (256)        (9)        (24)
  Loss on disposition of Algeria assets              -        161           -
  Impairment of oil and gas properties             240          9         925
  Restructuring charges                            407         13         172
  Environmental charges                            300         27         145
  BP merger costs                                   97          -           -
  Tax-related (benefits) charges                    12        (33)       (153)
  Other, net                                        34         13         (10)
                                               ------------------------------
  Total charge (benefit)                       $  (977)  $    181    $  1,055
                                               ==============================

Revenues

The increase in exploration and production sales revenues resulted primarily from higher crude oil and natural gas prices being offset to a large extent by significantly lower petroleum liquids production, which resulted from the sale of the company's Alaskan oil and gas operations, and the cessation of the domestic crude oil marketing activity following ARCO's acquisition by BP. Refining and marketing sales revenues increased primarily because of higher light product prices, which reflected the increased crude oil prices and, to a lesser extent, higher gasoline sales volumes compared to the prior year.
  In 1999, the increase in exploration and production sales revenues resulted from higher petroleum liquids prices and natural gas production volumes, partially offset by lower petroleum liquids volumes.

Sales and Other Operating Revenues

  Millions                       2000      1999        1998
 ----------------------------------------------------------
  Exploration & production   $  7,612  $  7,022   $  5,936
  Refining & marketing         10,231     7,000      5,484
  Other operations                515        56        170
  Intersegment eliminations      (858)   (1,577)    (1,287)
                             -----------------------------
  Total                      $ 17,500  $ 12,501   $ 10,303
                             =============================

In 1999, refining and marketing revenue primarily increased as a result of higher refined products prices.

                      Results of Consolidated Operations


Other Revenues

Other revenues increased in 2000 reflecting a $202 million pre-tax gain from sale of Vastar's interest in SCEM and a $77 million pre-tax gain from the sale of stock to the public by an insurance company in which ARCO was a mutual participant.
  In 1999, higher other revenues, compared to 1998, reflected one-time legal settlements and increased interest and rental income.
  Related party interest in 2000 relates to an intercompany receivable from BP that has been outstanding since the sale of Alaskan operations in the second quarter 2000.

Expenses

The increased trade purchases and trade purchases from related parties in 2000 reflected the purchases of Alaskan crude oil by the refining and marketing operations following the sale of ARCO's Alaskan oil and gas operations to Phillips Petroleum. Prior to the sale of the Alaskan operations those purchases were eliminated as intercompany transactions in the consolidated financial statements. In addition, trade purchases reflected the effect of increased crude oil prices and higher gasoline purchases by the company's refining and marketing operations.
  In 1999 trade purchases were higher primarily as a result of increased purchases of finished and unfinished refined product from third parties and higher crude oil prices associated with crude oil marketing activity.
  Operating expenses were higher in 2000 primarily as a result of $521 million in before-tax charges for future environmental remediation, compared to $57 million in 1999.
  In 1999 operating expenses declined as a result of a decrease in exploration and production operating costs of approximately $190 million before tax, compared to 1998. This decline was due to the 1998 exchange of higher cost California heavy crude oil properties for Gulf of Mexico crude oil and natural gas properties, as well as the impact of the company's cost reduction program. In addition, charges for future remediation and reclamation were $57 million in 1999, compared to $234 million in 1998. The 1998 charges related to both current operations and to natural resource damage liabilities in the state of Montana associated with previously discontinued mining operations.
  SG&A expenses in 2000 primarily reflected lower expenses associated with international exploration and production operations and lower corporate administrative expenses.
  In 1999, SG&A expense declined primarily as a result of lower personnel costs and a favorable adjustment to self-insurance reserves for estimated claims incurred but not yet reported.
  DD&A expense in 2000 declined primarily as a result of the sale of the Alaskan oil and gas producing operations in April 2000 and also the sale of oil and gas properties associated with the Company's international exploration and production operations.
  In 1999 DD&A expense, compared to 1998, was higher as a result of a full year of DD&A associated with the former UTP operations, which became a part of ARCO's operations in the third quarter of 1998. In addition, DD&A expense also increased as a result of increased natural gas production and higher average depletive writeoff rates associated with Vastar's operations.
  In each of the last 3 years ARCO has performed an impairment review of certain oil and gas properties. The review in 2000 resulted in an impairment charge of $286 million before tax primarily related to several Latin American oil fields along with smaller impairments of properties in the United States and Europe. The 1999 impairment review resulted in insignificant charges related to a few isolated properties.
  The review in 1998 resulted in an impairment charge of $1,447 million. The impaired properties included former UTP properties in Pakistan, Latin America and the U.K. North Sea, as well as other ARCO properties in California, the U.K. North Sea, North Africa and the Middle East.

                      Results of Consolidated Operations

  The decline in 2000 exploration expense reflected lower writeoffs for dry holes and lower other exploration expenses associated with ARCO's international oil and gas operations, partially offset by the writeoff of two domestic deepwater offshore wells in the first quarter of 2000.
  In 1999 lower exploration expense reflected a decline in geological and geophysical and dry-hole expense in ARCO's international oil and gas operations and a decline in Vastar's dry-hole expense.
  Taxes other than income taxes in 2000 did not reflect the increase in crude oil prices, as the crude oil price increase was offset by lower production volumes resulting primarily from the sale of the company's Alaskan oil and gas producing operations.
  In 1999, taxes other than income taxes declined as lower production volumes on which certain production taxes are based more than offset the increase in crude oil prices.
  The higher interest expense (other than that paid to related parties) in 2000 primarily resulted from lower capitalized interest as a result of the sale of ARCO's interest in an oil field in Algeria in the second quarter of 2000 and the completion of projects in the U.K. and Latin America that were ongoing in 1999.
  Related party interest expense is associated with the net amount of funds advanced by BP primarily for ARCO's United Kingdom oil and gas producing operations.
  In 1999 interest expense was slightly lower, compared to 1998, after taking into account the effect on 1998 interest expense of an interest credit associated with a tax refund received in 1998. The decline resulted from the impact of increased interest capitalization more than offsetting the increase in combined short and long-term debt outstanding during 1999.
  The restructuring costs in 2000 represented charges for the costs associated with the acquisition of ARCO by BP, primarily employee terminations. The $20 million of restructuring charges in 1999 relates to an adjustment of a 1998 accrual for employee terminations, primarily due to the elimination of additional positions. In 1998, $229 million of the restructuring charges related to costs of eliminating approximately 1,200 positions specifically identified as of December 31, 1998. See Note 11 of Notes to Consolidated Financial Statements on page 51 regarding restructuring costs.

Income Taxes

The company had an effective tax rate of 34.0% and 27.8% in 2000 and 1999, respectively. An effective tax rate lower than the statutory rate in both 2000 and 1999 primarily reflected various tax credits and other benefits, partially offset by taxes on foreign income in excess of statutory rate.

                Analysis of Cash Flows and Financial Condition

2000 Cash Inflows - (millions)
-------------------------------------------------------------------------------
                             [CHART APPEARS HERE]

     $6,803         Sale of Alaskan oil and gas businesses and pipelines
     $2,311         Operations
     $1,494         Other asset sales
     $   94         Long-term debt issuance
     $   81         Other

  Capital expeditures for additions to fixed assets totaled $2.1 billion in 2000. Future capital expenditures remain subject to business conditions affecting the industry, as well as changes in environmental rules and regulations and the tax laws.
  Following the acquisition of ARCO by BP on April 18, 2000, ARCO became part of the BP Group, a worldwide integrated oil and gas and chemical business. As part of the BP Group, ARCO participates in BP's cash management system, where the bank sends daily notification of checks presented for payment. BP transfers funds from other sources to cover the checks presented for payment. This program generally results in book overdrafts as a result of checks outstanding. At December 31, 2000, these book overdrafts have been reclassified to accounts payable.
  As a participant in BP's cash management system, ARCO must look to BP for the funding of its future cash requirements for working capital, capital expenditures and debt repayments.
  Cash and cash equivalents and short-term investments totaled $294 million at year-end 2000. ARCO had no short-term borrowings at December 31, 2000 and long-term debt due within one year was $304 million.
  The company was in a working capital deficit position of $893 million at December 31, 2000.

2000 Cash Outflows - (millions)
-------------------------------------------------------------------------------
                             [CHART APPEARS HERE]

     $2,078         Additions to fixed assets
     $1,618         Acquisition of Vastar's minority interest
     $1,416         Repayment of long-term debt
     $  697         Dividends
     $1,674         Repayment of short-term debt
     $3,597         Receivable from BP
     $  307         Investments and long-term receivables
     $  253         Other

  Following the acquisition of ARCO by BP, ARCO's $3.0 billion unused committed bank credit facility was terminated.
  During 2000, Vastar's $1.1 billion revolving credit facility was terminated. The Company declared and paid its fourth quarter 2000 dividend to common shareholders in January 2001.

               Market-Sensitive Instruments and Risk Management


  The following discussion of the company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
  Prior to its acquisition by BP, ARCO managed the effects of foreign currency and interest rate fluctuations through the use of foreign currency forward, option and swap contracts, interest rate swaps and financial futures contracts.
  Following the acquisition, ARCO stopped engaging in hedging activity and by December 31, 2000, all hedging contracts in place prior to the acquisition had expired, except for some immaterial commodity hedging principally associated with the aluminum operations.
  At December 31, 2000, the company held a variety of financial instruments and a small number of derivative instruments that are sensitive to changes in interest rates and commodity prices.
  In the normal course of business, the company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk

The fair value of the company's cash and short-term investment portfolio December 31, 2000, approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 1% change in interest rates, is not material.
  The fair value of the company's long-term debt, including current maturi-ties, was estimated to be $4.7 billion at December 31, 2000, and exceeded the carrying value by $260 million. Market risk was estimated at $260 million, representing potential increase in fair value resulting from a hypothetical 1% decrease in the company's weighted average long-term borrowing rate at Decem-ber 31, 2000. Interest rate risk is mitigated by the use of floating rate in-struments, which comprise approximately $200 million of the company's long-term debt.

Foreign Exchange Rate Risk

At December 31, 2000, ARCO had no significant financial instruments denominated in a foreign currency or foreign currency derivatives outstanding.

Commodity Price Risk

Prior to the acquisition of ARCO by BP, the company used various hedging ar-rangements, predominantly natural gas swaps and crude oil futures and options, to manage the company's exposure to price risk from its natural gas and petro-leum liquids production. These hedging arrangements had the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the company's exposure to decreases in price associated with the hedging commodi-ty, they also limit the benefit the company might otherwise have received from any price increases associated with the hedged commodity.
  Following the acquisition, ARCO stopped engaging in the hedging of its natural gas and petroleum liquids production.

Equity Price Risk

Other investments at December 31, 2000, included marketable equity securities which are recorded at fair value of $712 million, including net unrealized gains of $219 million. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges is $71 million.

               Market-Sensitive Instruments and Risk Management


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

During 2000, management of the Company assessed the estimated future costs to remediate all of the Company's environmental sites and concluded that its best estimate of the cost to remediate such sites was greater than previously recorded. As a result the environmental reserve was increased by $521 million during 2000, of which $274 million was recognized during the fourth quarter.

Environmental Reserves*

Millions                 2000        1999        1998
-----------------------------------------------------
Beginning balance    $   686     $   870     $   722
Charges                  521          57         234
Payments                (109)       (241)        (86)

Ending balance      $  1,098     $   686     $   870


* Total long-term and short-term liabilities

  The amount accrued represents the estimated undiscounted costs that ARCO will incur to complete the remediation of sites with known contamination. In view of the uncertainties associated with estimating these costs, such as uncertainty regarding the appropriate method for remediation of various sites and regarding ARCO's ultimate share of costs, it is possible that actual costs could be significant. Although these costs might be material to the results of operations in the period in which they are recognized, ARCO does not expect that such costs will have a material effect on ARCO's financial position or equity. See Note 19 of Notes to Consolidated Financial Statements regarding environmental matters.
  The increased payments against the environmental reserves in 1999 reflected a payment of $160 million in settlement of a majority of the State of Montana's claims in a lawsuit resulting from mining and mineral processing businesses formerly operated by Anaconda.
  In addition to the provision for environmental remediation costs, $312 million has been accrued for the estimated cost, net of salvage value, of dismantling facilities as required by contract, regulation or law, and for the estimated costs of restoration and reclamation of land associated with such facilities.

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

  Following the acquisition of ARCO by BP, ARCO no longer engages in significant hedging activity using derivative instruments. Accordingly, the impact of SFAS No. 133 will not be material to stand-alone ARCO financial statements.

                  Safe Harbor for Forward-Looking Statements

  ARCO desires to take advantage of the "safe harbor" provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21B of the Exchange Act and is including this statement in order to do so. Such statements are generally accompanied by words such as estimate, project, predict or expect, that convey the uncertainty of future events or outcomes. These statements may include projections and estimates concerning the timing and success of specific projects, the size and timing of cost reductions, the level of future income, production volumes, size of hydrocarbon resources, ability to replace reserves and levels of capital spending. Actual results could differ materially based on numerous factors, including those described below. Unless otherwise noted in the statements, ARCO does not intend to update any forward-looking statements.

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

Decline in Oil and Gas Prices

Any substantial or extended decline in oil and gas prices could have a material adverse effect on ARCO's financial position and results of operations, on the quantities of crude oil and natural gas reserves that economically may be produced and on the quantity of proved reserves that may be attributed to our properties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial Statement Schedule

 Schedule
   No.                                                                    Page
   ---                                                                    ----
          Report of Independent Auditors................................   36
          Report of Independent Accountants.............................   37
          Financial Statements:
            Consolidated Statement of Income............................   38
            Consolidated Balance Sheet..................................   39
            Consolidated Statement of Cash Flows........................   40
            Consolidated Statement of Changes in Stockholders' Equity...   41
            Notes to Consolidated Financial Statements..................   42
            Supplemental Information (Unaudited)........................   69
          Supporting Financial Statement Schedule Covered by the
           Foregoing Report of Independent Auditors':
   II       Valuation and Qualifying Accounts...........................   93

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  Financial statements with respect to unconsolidated subsidiaries and 50% owned companies are omitted per Rule 3-09(a) of Regulation S-X.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Atlantic Richfield Company

  We have audited the accompanying consolidated balance sheet of Atlantic Richfield Company as of December 31, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audits also included the financial statement schedule for year ended December 31, 2000 listed in Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Richfield Company at December 31, 2000 and the consolidated results of operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information for the year ended December 31, 2000 set forth therein.

                                          Ernst & Young L.L.P.

Los Angeles, CA
March 14, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Atlantic Richfield Company

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Atlantic Richfield Company and its subsidiaries at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 31, 2000

                        Consolidated Statement of Income

 Millions, except per share
 amounts                                   2000           1999           1998
------------------------------------------------------------------------------
 REVENUES
 Sales and other operating
  revenues                             $ 14,993       $ 11,694        $ 9,595
 Sales to related parties                 2,507            807            708
 Other revenues                             893            554            506
 Interest from related party                305              -              -
                                       --------------------------------------
 Total revenues                          18,698         13,055         10,809
                                       --------------------------------------
 EXPENSES
 Trade purchases                          6,725          4,816          3,875
 Trade purchases from related
  parties                                 2,667             77             84
 Operating expenses                       2,685          2,386          2,794
 Selling, general and
  administrative expenses                   513            607            713
 Exploration expenses
  (including undeveloped
  leasehold amortization)                   303            386            629
 Depreciation, depletion and
  amortization                            1,617          1,785          1,535
 Impairment of oil and gas
  properties                                286             14          1,447
 Taxes other than income taxes              471            475            506
 Interest                                   426            398            259
 Interest - related party                    53              -              -
 Loss on disposition of Algeria
  assets                                      -            175              -
 Restructuring costs                        742             20            249
                                       --------------------------------------
 Total expenses                          16,488         11,139         12,091
                                       --------------------------------------
 Income (loss) before items
  below                                   2,210          1,916         (1,282)
 Gain on sale of Alaska oil and
  gas businesses and pipelines            2,588              -              -
                                       --------------------------------------
 Income (loss) from continuing
   operations before income
   taxes,
   minority interest and
   extraordinary item                     4,798          1,916         (1,282)
 Provision (benefit) for taxes
  on income                               1,629            533           (651)
 Minority interest in earnings
  of subsidiaries                            80             38             24
                                       --------------------------------------
 Income (loss) from continuing
  operations before
  extraordinary item                      3,089          1,345           (655)
 Income from discontinued
   operations, net of income
   taxes of $113 (1998)                       -              -            179
 Gain on disposition of
   discontinued operations, net
   of income taxes (benefit) of
   $(1) (2000), $58 (1999) and
   $1,620 (1998)                             89             77            928
                                       --------------------------------------
 Income before extraordinary
  item                                    3,178          1,422            452
 Extraordinary loss on
  extinguishment of debt, net
  of income taxes of $91                    152              -              -
                                       --------------------------------------
 Net income                            $  3,026       $  1,422       $    452
                                       --------------------------------------
 Earnings per share:
 Continuing operations
  Basic                                                  $4.17         $(2.05)
  Dilutive                                               $4.09         $(2.05)
 Net income
  Basic                                                  $4.41         $ 1.40
  Dilutive                                               $4.33         $ 1.40
 Weighted average equivalent
  shares outstanding:
  Basic                                                  322.3          321.0
  Dilutive                                               328.8          321.0

See Notes on pages 42 through 68.

                           Consolidated Balance Sheet

Millions                                                       2000      1999
------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                 $     92  $    879
 Short-term investments                                         202       264
 Accounts receivable                                          1,185     1,167
 Accounts receivable from related parties                        90       134
 Inventories                                                    374       430
 Prepaid expenses and other current assets                      125       184
                                                           ------------------
 Total current assets                                         2,068     3,058
                                                           ------------------
Investments and long-term receivables:
 Receivable from BP                                           3,597         -
 Investments accounted for on the equity method               1,484     1,508
 Other investments and long-term receivables                  1,660     1,660
                                                           ------------------
 Total investments and long-term receivables                  6,741     3,168
                                                           ------------------
Net property, plant and equipment                            14,721    18,466
Net assets of discontinued operations                             -        67
Deferred charges and other assets                             1,420     1,513
                                                           ------------------
Total assets                                               $ 24,950  $ 26,272
                                                           ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                             $      -  $  1,672
 Accounts payable                                             1,073       830
 Taxes payable                                                  522       420
 Long-term debt due within one year                             304        11
 Other                                                        1,062     1,090
                                                           ------------------
 Total current liabilities                                    2,961     4,023
                                                           ------------------
Long-term debt                                                4,090     5,698
Deferred income taxes                                         3,376     3,644
Dismantlement, restoration and reclamation                      312     1,154
Environmental reserves                                          943       574
Other deferred liabilities and credits                        2,186     2,196
Minority interest                                               150       297
                                                           ------------------
Total liabilities                                            14,018    17,586
                                                           ------------------
Stockholders' equity:
 Preference stocks                                                1         1
 Common stock, $2.50 par value; shares issued 327,436,320
  (2000), 326,713,278 (1999),
  shares outstanding 324,711,290 (2000), 323,048,817
  (1999)                                                        818       817
 Capital in excess of par value of stock                        959       889
 Retained earnings                                            9,420     7,091
 Treasury stock                                                (217)     (279)
 Accumulated other comprehensive income (loss)                 (49)       167
                                                           ------------------
Total stockholders' equity                                   10,932     8,686
                                                           ------------------
Total liabilities and stockholders' equity                 $ 24,950  $ 26,272
                                                           ------------------


See Notes on pages 42 through 68.

                      Consolidated Statement of Cash Flows

Millions                                               2000     1999     1998
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income (loss) from continuing operations and
  extraordinary item                                  $ 2,937  $ 1,345  $  (655)
 Adjustments to reconcile income to net cash
  provided by operating activities:
   Gain on sale of Alaskan oil and gas businesses and
    pipelines                                          (2,588)       -        -
   Net gain on other asset sales                         (466)     (70)     (61)
   Depreciation, depletion and amortization             1,617    1,785    1,535
   Impairment of oil and gas properties                   286       14    1,447
   Dry-hole expense and undeveloped leasehold
    amortization                                          133      235      303
   Loss on Algeria asset disposal                           -      175        -
   Income from equity investments                         (47)     (56)     (78)
   Dividends from equity investments                       78       65       37
   Noncash provisions greater (less) than cash
    payments                                              618     (422)     184
   Minority interest in earnings of subsidiaries           80       38       24
   Deferred income taxes                                 (977)     264     (539)
   Extraordinary loss on extinguishment of debt           152        -        -
   Changes in working capital accounts                    644     (654)     307
   Other                                                 (156)      83       58
                                                     ---------------------------
 Net cash provided by operating activities              2,311    2,802    2,562
                                                     ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of Alaskan oil and gas
  businesses and pipelines                              6,803        -        -
 Proceeds from other asset sales                        1,494      913      207
 Receivable from BP                                    (3,597)       -        -
 Additions to fixed assets, including dry-hole costs   (2,078)  (2,727)  (3,551)
 Acquisition of Vastar's minority interest             (1,618)       -        -
 Net proceeds from sale of ARCO Chemical and U.S.
  coal assets                                               -        -    3,988
 Union Texas Petroleum acquisition                          -        -   (2,707)
 Net cash provided (used) by short-term investments        68      (22)     (33)
 Investment in/advances to LUKARCO                       (246)    (144)     (59)
 Investments and long-term receivables                   (307)     (13)    (242)
 Other                                                      -       (4)     (73)
                                                     ---------------------------
 Net cash provided (used) by investing activities         519   (1,997)  (2,470)
                                                     ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                          (1,416)  (1,019)    (503)
 Proceeds from issuance of long-term debt                  94    1,999      536
 Net cash provided (used) by notes payable             (1,674)    (695)     912
 Dividends paid                                          (697)    (920)    (917)
 Treasury stock purchases                                  (7)      (2)     (32)
 Other                                                     13       52       50
                                                     ---------------------------
 Net cash provided (used) by financing activities      (3,687)    (585)      46
                                                     ---------------------------
 Cash flows from discontinued operations                   52       13       85
 Effect of exchange rate changes on cash                   18      (11)       -
                                                     ---------------------------
 Net increase (decrease) in cash and cash
  equivalents                                            (787)     222      223
 Cash and cash equivalents at beginning of year           879      657      434
                                                     ---------------------------
 Cash and cash equivalents at end of year             $    92  $   879  $   657
                                                     ---------------------------

See Notes on pages 42 through 68.

           Consolidated Statement of Changes in Stockholders' Equity

                                                                                           Accumulated
                                                                                                 Other
                             Common Stock    Preference    Capital in  Treasury Stock    Comprehensive  Retained
 Millions                   Shares  Dollars       Stock Excess of Par  Shares  Dollars*  Income (loss)  Earnings     Total
---------------------------------------------------------------------------------------------------------------------------
 Balance January 1, 1998     322.7    $ 807         $ 1         $ 640     2.3    $ (170)         $ 348   $ 7,054  $  8,680
                      -----------------------------------------------------------------------------------------------------
 Net income                                                                                                  452       452
 Other comprehensive
  income:
 Unrealized loss on secu-
  rities                                                                                          (681)               (681)
 Foreign currency trans-
  lation                                                                                           (18)                (18)
 Minimum pension liabil-
  ity                                                                                                7                   7
                      -----------------------------------------------------------------------------------------------------
 Total comprehensive
  income (loss)                                                                                                       (240)
 Common stock dividends                                                                                     (915)     (915)
 Preference stock
  dividends                                                                                                   (2)       (2)
 Common stock issued           3.2        8                       226                                                  234
 Treasury stock purchases                                                 3.2      (249)                              (249)
 Treasury stock issued                                             (3)   (0.9)       75                                 72
                      -----------------------------------------------------------------------------------------------------
 Balance December 31,
  1998                       325.9    $ 815         $ 1         $ 863     4.6    $ (344)         $(344)  $ 6,589  $  7,580
                      -----------------------------------------------------------------------------------------------------
 Net income                                                                                                1,422     1,422
 Other comprehensive
  income:
 Unrealized gain on secu-
  rities                                                                                           303                 303
 Foreign currency trans-
  lation                                                                                           192                 192
 Minimum pension liabil-
  ity                                                                                               16                  16
                      -----------------------------------------------------------------------------------------------------
 Total comprehensive
  income                                                                                                             1,933
 Common stock dividends                                                                                     (918)     (918)
 Preference stock
  dividends                                                                                                   (2)       (2)
 Common stock issued           0.8        2                        21                                                   23
 Treasury stock purchases                                                   -        (2)                                (2)
 Treasury stock issued                                              5    (0.9)       67                                 72
                      -----------------------------------------------------------------------------------------------------
 Balance December 31,
  1999                       326.7    $ 817         $ 1         $ 889     3.7    $ (279)         $ 167   $ 7,091  $  8,686
                      -----------------------------------------------------------------------------------------------------
 Net income                                                                                                3,026     3,026
 Other comprehensive
  income:
  Unrealized loss on
   securities                                                                                      (88)                (88)
  Foreign currency
   translation                                                                                    (158)               (158)
  Minimum pension
   liability                                                                                        30                  30
                      -----------------------------------------------------------------------------------------------------
 Total comprehensive
  income                                                                                                             2,810
 Common stock dividends                                                                                     (696)     (696)
 Preference stock
  dividends                                                                                                   (1)       (1)
 Common stock issued           0.5        1                        52                                                   53
 Treasury stock purchases                                                 0.1        (7)                                (7)
 Treasury stock issued                                             28    (0.9)       59                                 87
 Cancellation of common
  stock shares              (324.5)    (812)                      (10)   (0.2)       10                               (812)
 Issuance of common stock
  shares to BP               324.7      812                                                                            812
                      -----------------------------------------------------------------------------------------------------
 Balance December 31,
  2000                       327.4    $ 818         $ 1         $ 959     2.7    $ (217)         $ (49)  $ 9,420  $ 10,932
                      =====================================================================================================


*At cost
See Notes on pages 42 through 68.

                  Notes to Consolidated Financial Statements

Note 1 Acquisition of ARCO by BP

  On April 18, 2000, BP completed the acquisition of ARCO pursuant to the terms of the merger agreement dated March 31, 1999, as amended through March 27, 2000 (Merger Agreement). The Merger Agreement, approved by the boards of both BP and ARCO, provided for all common shareholders of ARCO, with the exception of BP, ARCO or any of their subsidiaries, to receive 9.84 BP ordinary shares, each in the form of BP American Depositary Shares (ADSs) or, at the election of the shareholder, BP ordinary shares, in return for the cancellation of each of their shares (other than the shares held by CH-Twenty Holdings, LLC, a subsidiary of ARCO) (the Cancelled ARCO Shares). It also provided for the issue to BP of new common shares equal in number to the Cancelled ARCO Shares. Any right to a fraction of a BP ADS or an odd lot of less than six BP ordinary shares was satisfied by a cash payment. In addition, the outstanding ARCO common stock was delisted from the New York Stock Exchange (NYSE) and other exchanges on which it had been listed.
  Following the acquisition, ARCO's outstanding shares of $2.80 and $3.00 Preference Stock remained listed on the NYSE. Pursuant to the Merger Agreement, each share of $2.80 Preference Stock was converted into the right to receive 7.872 ADSs and each share of $3.00 Preference Stock was converted into the right to receive 22.304 ADSs.
  Following the acquisition of ARCO by BP, ARCO became part of the BP Group, and the ARCO businesses have been structured into business units, some of which were combined with other businesses of the BP Group. The operations within the BP Group are managed through four main businesses, Exploration and Production, Gas and Power, Refining and Marketing and Chemicals. Gas and Power and Chemical operations are not material for ARCO.
  The financial position and results of operations of ARCO should be understood in the context of this relationship. The financial statements of ARCO reflect the historical costs to the previous shareholder group and, accordingly, do not reflect any purchase accounting adjustments related to the acquisition of ARCO by BP. Significant intercompany accounts and transactions between BP and its affiliates and ARCO are disclosed as related party transactions in Note 3.

Note 2 Accounting Policies

ARCO's accounting policies conform to accounting principles generally accepted in the United States, including the "successful efforts" method of accounting for oil and gas producing activities. Unless otherwise stated, the Notes to Consolidated Financial Statements exclude discontinued operations.

Principles of Consolidation
The consolidated financial statements include the accounts of all subsidiar-ies, ventures and partnerships in which a controlling interest is held. ARCO also consolidates its interests in undivided interest pipeline companies and in oil and gas joint ventures. ARCO uses the equity method of accounting for companies where its effective ownership is between 20% and 50% and for other ventures and partnerships in which a controlling interest is not held.

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

                  Notes to Consolidated Financial Statements


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

Impairment of Long-lived Assets
Long-lived assets are assessed for possible impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever changes in economic or operating conditions indicate the carrying amount may not be recoverable. If undiscounted future cash flows are less than the carrying amount, an impairment loss is recognized to the extent the carrying amount exceeds future discounted cash flows. For proved oil and gas properties, the assessment is performed on an individual field basis and is based on the company's price forecast used for economic decision making.

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

Earnings per Share
Earnings per share for 2000 has been omitted from ARCO's financial statements because ARCO had no publicly held common stock after ARCO's acquisition by BP on April 18, 2000.

                  Notes to Consolidated Financial Statements

  Basic earnings per share was based on the average number of common shares outstanding during each period. Diluted earnings per share included as out-standing certain contingently issuable shares, primarily stock options and convertible preference stock.

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

Derivative Instruments
Prior to the acquisition of ARCO by BP, the company used a variety of derivative instruments, both financial and commodity based, to minimize the market risks of commodity price, interest rate and foreign currency fluctuations. The company did not hold or issue derivative instruments for trading purposes and was not a party to leveraged instruments. All derivative instruments were off-balance sheet instruments; however, net receivable or payable positions related to derivative instruments were carried on the balance sheet. The nature of the transaction underlying a risk management strategy, primarily whether or not the instrument qualified as a hedge, determined which accounting method was used.
  In order to qualify for hedge accounting, the derivative instrument must be effective as a hedge and designated as such.
  Deferral accounting was used for the following types of transactions (if the instrument qualified as a hedge): future crude oil and natural gas production; fixed-price crude oil and natural gas purchase and sale commitments; U.S. dol-lar-denominated debt issued by a foreign subsidiary; debt denominated in a foreign currency; and anticipated foreign currency commitments. Under this method, deferred gains and losses were included in other assets or accrued li-abilities until the designated underlying item was recognized in income. Rec-ognized gains and losses were recorded in sales and other operating revenues, other revenues or trade purchases depending on the underlying item associated with the derivative. Instruments typically used in these transactions were crude oil and natural gas swap and price collar contracts and some foreign currency swap, forward and option contracts.
  The accrual method of accounting was used for interest rate swap agreements entered into by the company which convert the interest rate on fixed-rate debt to a variable rate. Under the accrual method, each net payment or receipt due or owed under the derivative was recognized in income in the period to which the payment or receipt relates. Amounts to be paid/received under these agreements were recognized as an adjustment to interest expense. The related amounts payable to/receivable from the counterparties were included in other accrued liabilities.
  The fair value method of accounting was used for any derivative instrument that did not qualify as a hedge. The fair value method, whereby gains and losses associated with changes in fair value of a derivative instrument were recognized currently in income or in accumulated other comprehensive income, was used for the following derivative instruments: foreign currency forward and option contracts associated with anticipated future cash flows related to overseas operations, and foreign currency swap contracts associated with foreign-denominated intercompany debt with maturities exceeding one year. Changes in fair value of all transactions accounted for under this method were recognized currently in income and reported as other revenues.
  Under all methods of accounting, the cash flows related to any recognized gains or losses associated with derivative instruments were reported as cash flows from operations.

                  Notes to Consolidated Financial Statements

  If a derivative instrument designated as a hedge was terminated prior to expected maturity, gains or losses were deferred and included in income when the underlying hedged item was recognized in income.
  When the designated item associated with a derivative instrument matured, was sold, extinguished or terminated, gains or losses were recognized as part of the gain or loss on sale or settlement of the underlying item. When a derivative instrument was associated with an anticipated transaction that was no longer expected to occur, the gain or loss on the derivative was recognized immediately in income.

Reclassifications
Certain previously reported amounts have been restated to conform to classifications adopted in 2000.

Note 3 Relationship with BP and Other Related Party Transactions

Following the acquisition of ARCO by BP on April 18, 2000, BP and certain of its affiliates began providing certain senior management services, legal services, tax services, risk management and various other corporate services to ARCO. The incremental cost of these services is not material and is not included in the financial statements of ARCO.
  ARCO participates in BP's cash management system, where the bank sends daily notification of checks presented for payment. BP transfers funds from other sources to cover the checks presented for payment. This program generally results in book overdrafts as a result of checks outstanding. At December 31, 2000, these book overdrafts have been reclassified to accounts payable.
  Sales to and purchases from BP or its subsidiaries consisted primarily of the sale or purchase of petroleum liquids and natural gas. The sales to other related parties primarily included sales to Southern Company Energy Marketing
(SCEM), an equity affiliate of Vastar Resources, Inc. (Vastar) and consisted of sales of natural gas produced by Vastar. Vastar sold its interest in SCEM in September, 2000.
  Sales to related parties were as follows:

                                     Year Ended December
                                                     31,
(millions)                            2000   1999   1998
--------------------------------------------------------
BP                                 $ 1,600 $   -- $   --
Southern Company Energy Marketing      820    807    708
Other                                   87     --     --
                                   ---------------------
                                   $ 2,507  $ 807  $ 708
                                   =====================

Purchases from related parties were as follows:

                                    Year Ended December
                                                    31,
(millions)                            2000  1999   1998
-------------------------------------------------------
BP                                 $ 2,586 $  -- $   --
Southern Company Energy Marketing       71    77     84
Other                                   10    --     --
                                   --------------------
                                   $ 2,667 $  77  $  84
                                   ====================

ARCO and its subsidiaries will join with BP America Inc. (BP America), a subsidiary of BP, in filing a consolidated federal income tax return for periods subsequent to the acquisition of ARCO by BP. ARCO and BP America are parties to a tax sharing agreement which requires ARCO as a member of BP America's consolidated tax group to pay its share of the group's federal income taxes and certain state and local taxes to BP America. ARCO's share of these taxes is generally the amount of federal income tax it would have to pay if ARCO and its subsidiaries filed tax returns as a separate tax group.

                  Notes to Consolidated Financial Statements

  ARCO entered into a long-term deposit agreement with BP America in which the initial deposit consisted of the proceeds from the sale of the Alaskan oil and gas businesses. Subject to the provisions of early termination the funds will continue to be on deposit until January 1, 2002. In September 2000, ARCO withdrew $1.5 billion to purchase Vastar's publicly held minority stockholding. The interest rate is tied to the LIBOR rate or such other rate as may be agreed between the parties.

Note 4 Sale of Alaskan Operations

In the second quarter of 2000 ARCO completed the sale of its Alaskan operations, comprising oil and gas production, crude oil marine transportation and related crude oil inventory, for proceeds totaling approximately
$6.2 billion and realized an after-tax gain of approximately $1.8 billion. The net book value of those assets at the time of the sale was approximately $3.2 billion. The gain on the inventory portion of the sale included a $69 million after-tax gain from LIFO inventory liquidation. The results of the Alaskan oil and gas producing and marine transportation operations through the dates of sale are included in ARCO's twelve-month results ended December 31, 2000.
  In the third quarter of 2000 ARCO sold its Alaskan pipeline operations, thereby completing the sale of all Alaskan operations mandated by the Federal Trade Commission in obtaining approval for the acquisition of ARCO by BP. ARCO received proceeds of $308 million and recorded an after-tax loss of $34 million. The results of the Alaskan pipeline operations through the date of sale are included in ARCO's twelve-month results ended December 31, 2000.
  The following table sets forth the operating results for the Alaskan oil and gas producing, pipeline and marine transportation businesses included in ARCO's financial statements for the periods indicated.

                                                       Year Ended December 31,
(millions)                                                2000    1999    1998
------------------------------------------------------------------------------
Revenues
 Sales and other operating revenues*                   $ 1,209 $ 1,822 $ 1,538
                                                       -----------------------
  Total revenues                                         1,034   1,881   1,595
                                                       -----------------------
Expenses
 Operating expenses                                        146     372     447
 Depreciation, depletion and amortization                  135     363     352
 Exploration expenses                                       23      50      46
 Taxes other than income taxes                             110     239     211
 Interest                                                   38       9      10
                                                       -----------------------
  Total expenses                                           452   1,033   1,066
                                                       -----------------------
Income from continuing operations before income taxes
 and minority interest                                 $   582 $   848 $   529
                                                       =======================
* Before elimination of intercompany transfers         $   861 $ 1,713 $ 1,334
                                                       =======================

Note 5 Sale of Certain Lower 48 Pipeline Assets

In order to obtain approval for the acquisition of ARCO by BP, the Federal Trade Commission also required that ARCO sell certain Lower 48 pipeline assets. The sale of those assets was completed in August 2000 for net proceeds totaling approximately $314 million and ARCO recorded an after-tax gain on the sale of approximately $8 million in the third quarter of 2000. The net book value of the Lower 48 pipeline assets sold was approximately $304 million.

                  Notes to Consolidated Financial Statements


Note 6 Merger Agreement between ARCO and Vastar

On September 15, 2000, Vastar's common stock minority shareholders approved the merger agreement between ARCO and Vastar. Following the approval, 18,252,609 shares of Vaster common stock were purchased by ARCO at a price of $83 per share for a total purchase price of $1,618 million (including $103 million primarily for the buyout of employee stock options then outstanding). Vastar is now a 100% owned subsidiary of ARCO.

Note 7 Segment Information

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." ARCO has two reportable segments: exploration and production (E&P) and refining and marketing (R&M). The segments were determined based upon types of products produced/sold by each segment. Segment performance is evaluated based upon net income, excluding interest expense.
  The E&P segment is an aggregation of several business units engaged in one or more of the following: the worldwide exploration, development and production of petroleum liquids (crude oil, condensate and natural gas liquids) and natural gas; the purchase and sale of petroleum liquids and natural gas, and prior to the sale discussed in Note 4, the transportation via pipeline of petroleum liquids within the State of Alaska. The company's investments in the LUKARCO joint venture and LUKOIL common stock are included in the E&P segment as well.
  The R&M segment comprises the refining of crude oil, primarily from the North Slope of Alaska; the marketing of petroleum products, primarily in the West Coast region of the U.S.; and, prior to the sale discussed in Note 4, the transportation of petroleum liquids and petroleum products via ocean-going tankers, primarily between Alaska and the West Coast. The company's equity investment in Zhenhai Refining and Chemical Company is included in the R&M segment as well.
  Revenue from other operating segments is attributable to the pipeline transportation and storage of petroleum liquids and petroleum products in the 48 contiguous United States and operations of an aluminum business.

                   Notes to Consolidated Financial Statements
  Intersegment sales were made at prices approximating current market value.

Segment Information

                                                  2000
                             -----------------------------------------------------------
                          Exploration  Refining &             Unallocated
Millions                 & Production   Marketing  All Other        Items        Totals
----------------------------------------------------------------------------------------
Sales and other
 operating revenue:
 U.S.                         $ 5,480    $ 10,157     $  510       $    -     $  16,147
 International                  2,132          74          -            5         2,211
Intersegment revenues            (853)          -          -           (5)         (858)
                             -----------------------------------------------------------
Total                           6,759      10,231        510            -        17,500
Income from equity
 affiliates                        41          (4)        10            -            47
Interest revenue                   70          40          5          365           480
Interest expense                    -           -          -          479           479
Depreciation, depletion
 and amortization               1,331         260         19            7         1,617
Income tax expense
 (benefit)                      1,660         156         33         (220)        1,629
Net income (loss) (b)           3,400         271         47         (692)(a)     3,026
Investment in equity
 affiliates                     1,233         206         60          (15)        1,484
Property, plant and
 equipment (net):
 U.S.                           5,525       2,725        424           53         8,727
 International                  5,968          26          -            -         5,994
Additions to fixed
 assets                         1,714         334         30            -         2,078
Segment assets                 14,367       4,427        836        5,320        24,950
                                                  1999
----------------------------------------------------------------------------------------
Sales and other
 operating revenue:
 U.S.                         $ 5,045    $  6,941     $   46       $    -     $  12,032
 International                  1,977          59          -           10         2,046
Intersegment revenues          (1,563)          -         (4)         (10)       (1,577)
                             -----------------------------------------------------------
Total                           5,459       7,000         42            -        12,501
Income from equity
 affiliates                        20           -         36            -            56
Interest revenue                   30          25          -           71           126
Interest expense                    -           -          -          398           398
Depreciation, depletion
 and amortization               1,501         268          9            7         1,785
Income tax expense
 (benefit)                        366         334         52         (219)          533
Net income (loss)                 938         593         87        (196)(a)      1,422
Investment in equity
 affiliates                       972         190        342            4         1,508
Property, plant and
 equipment (net):
 U.S.                           7,735       3,225        170          101        11,231
 International                  7,212          23          -            -         7,235
Additions to fixed
 assets                         2,225         481          5           16         2,727
Segment assets                 18,752       4,695        916        1,909(c)     26,272
                                                  1998
----------------------------------------------------------------------------------------
Sales and other
 operating revenue:
 U.S.                         $ 4,374    $  5,457     $  156       $    -     $   9,987
 International                  1,562          27          -           14         1,603
Intersegment revenues          (1,179)        (14)       (80)         (14)       (1,287)
                             -----------------------------------------------------------
Total                           4,757       5,470         76            -        10,303
Income from equity
 affiliates                        25          19         34            -            78
Interest revenue                   18           5          -           96           119
Interest expense                    -           -          -          259           259
Depreciation, depletion
 and amortization               1,239         252         18           26         1,535
Income tax expense
 (benefit)                       (563)        145         65         (298)         (651)
Net income (loss)                (616)        281        111          676(a)        452
Investment in equity
 affiliates                       661         219        344           11         1,235
Property, plant and
 equipment (net):
 U.S.                           7,420       2,939        432          132        10,923
 International                  7,824          15          -            -         7,839
Additions to fixed
 assets                         3,020         488         38            5         3,551
Segment assets                 18,203       3,826      1,119        2,051(c)     25,199

--------
(a) Includes: income from discontinued operations of $179 in 1998;
    gain on disposition of discontinued operations of $89, $77 and $928 in 2000, 1999 and 1998, respectively; and extraordinary loss of $152 in 2000.
(b) Includes gain/(loss) on sale of Alaska oil and gas businesses and pipelines of $1,809, $(6), and $8, allocated to E&P, R&M and other, respectively.
(c) Includes assets of discontinued operations of $67 (1999) and $339 (1998).

                  Notes to Consolidated Financial Statements

Note 8 Acquisition of Union Texas Petroleum Holdings, Inc.

In June 1998, ARCO completed its tender offer for all outstanding common shares of Union Texas Petroleum Holdings, Inc. (UTP) for approximately $2.5 billion, or $29 per share in cash. ARCO also purchased in a tender offer 1,649,500 shares of UTP's 7.14% Series A Cumulative Preferred Stock for approximately $200 million, or $122 per share in cash. UTP was a U.S.-based, non-integrated oil and gas company with substantially all of its oil and gas producing operations conducted outside of the U.S. in the United Kingdom sector of the North Sea, Indonesia, Venezuela and Pakistan.
  The acquisition was accounted for as a purchase. The results of operations of UTP are included in the consolidated financial statements of ARCO as of July 1, 1998. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed and there are no contingencies or other matters that could affect the allocation of the purchase cost.
  Liabilities assumed included employee termination costs of $90 million and other costs associated with the merging of UTP's businesses into ARCO's operations, such as lease and other contract cancellation costs, totalling
$18 million, of which $7 million were non-cash charges. All cash costs were paid by December 31, 2000.
  The following unaudited pro forma summary presents information as if UTP had been acquired as of the beginning of ARCO's fiscal year 1998. The pro forma amounts include certain adjustments, primarily to recognize depreciation, depletion and amortization based on the allocated purchase price of UTP assets, and do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:

Millions, except per share amounts                                      1998
-----------------------------------------------------------------------------
Sales and other operating revenues                                  $ 10,570
                                                                    --------
Income (loss) from continuing operations before extraordinary item  $   (702)
Income from and gains on discontinued operations                       1,107
Extraordinary loss                                                         -
                                                                    --------
Net income                                                          $    405
                                                                    --------
Earnings (loss) per share
 Basic
   Continuing operations                                            $  (2.19)
   Discontinued operations                                              3.45
   Extraordinary loss                                                      -
                                                                    --------
 Net income                                                         $   1.26
                                                                    --------
 Diluted
   Continuing operations                                            $  (2.19)
   Discontinued operations                                              3.45
   Extraordinary loss                                                      -
                                                                    --------
 Net income                                                         $   1.26
                                                                    --------


Note 9 Discontinued Operations

Coal
In the second quarter of 2000, ARCO disposed of its remaining coal assets in Australia. Upon the sale of those assets, a provision originally established in 1998 for the estimated loss on sale of U.S. and Australian coal assets was reduced resulting in an after-tax gain of $89 million.

                  Notes to Consolidated Financial Statements

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

Chemicals
In July 1998, ARCO tendered its entire interest of 80 million shares of ARCO Chemical Company common stock to Lyondell Chemical Company (Lyondell) for $57.75 per share, or total cash proceeds of approximately $4.6 billion. After deferral of $313 million of the pre-tax gain, ARCO recorded an after-tax gain of approximately $1.1 billion in 1998 from the sale of the shares.
  The $313 million deferral represents the estimated discounted present value of the difference, over the remaining term of an above-market MTBE contract between ARCO and ARCO Chemical, between the contract price and the spot market price for MTBE. The deferral is being amortized over the remaining term of the contract, ending in 2002, on the basis of annual volume over total contracted volume.
  In 1999, adjustments for tax benefits resulted in the recording of an addi-tional after-tax gain of $59 million on the disposition of ARCO Chemical.
  At the time of the acquisition of UTP, ARCO determined it would sell UTP's petrochemical business. Accordingly, in 1998, ARCO recorded a $33 million af-ter-tax provision for loss on the sale of the assets. If depreciation had not been suspended for the last six months of 1998, the petrochemical business would have had a loss of $5 million for 1998. In March 1999, ARCO sold the UTP petrochemical business and recorded an additional loss of $4 million.
  Revenues and net income from discontinued operations were as follows:

 Millions              2000  1999      1998
--------------------------------------------
 Revenues:
   ARCO Chemical       $  - $   -  $  1,990
   Coal operations     $ 56 $  97  $    338
   UTP petrochemical   $  - $  25  $     58
 Net income:
   ARCO Chemical       $  - $   -  $    170
   Coal operations        -     -         9
   UTP petrochemical      -     -         -
                       --------------------
                       $  - $   -  $    179
                       ====================
 Gain on disposition:
   ARCO Chemical       $  - $  59  $  1,053
   Coal operations       89    22       (92)
   UTP                    -    (4)      (33)
                       --------------------
                       $ 89 $  77  $    928
                       ====================

                  Notes to Consolidated Financial Statements

Note 10 Accounting Changes

Effective January 1, 1999, ARCO adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 states that costs of start-up activities should be expensed as incurred. The implementation of SOP 98-5 did not have a material cumulative effect on ARCO's results of operations (less than $0.01 per share). SOP 98-1 establishes criteria for determining how the costs of developing or obtaining internal-use computer software should be accounted for. SOP 98-1 was adopted prospectively and therefore there was no cumulative effect of adoption.

Note 11 Restructuring Costs

During 2000 the company recorded restructuring costs of $742 million before tax in conjunction with the merger into BP (See Note 1), comprised of the following:

   Personnel terminations................................................. $366
   Facilities closure.....................................................   88
   Stock-related compensation.............................................   98
   Merger costs...........................................................  101
   UK shutdown costs......................................................   58
   Other shutdown costs...................................................   31
                                                                           ----
                                                                           $742
                                                                           ====

Personnel termination costs relate to the severance of approximately 2,050 employees, primarily at the corporate headquarters and Vastar, a technical support center in Texas, and various operating units worldwide. This did not include costs related to the termination of foreign national employees. This represents specific employee terminations identified as of December 2000; further charges may be necessary in future periods if additional terminations become known.
  Additionally, approximately 700 terminations were identified related to Alaskan oil and gas and lower 48 pipeline operations sold during 2000. These costs were included as part of the net gain on sale of those operations.
  The following table summarizes the charges related to the terminations that resulted from ARCO's merger into BP:

                                                     Funded    Unfunded
                                      Short-term  Long-term   Long-term
($ millions)             Terminations   Benefits(a)Benefits(b) Benefits(c)Total
-------------------------------------------------------------------------------
Reported as
 restructuring costs....    2,050        $118       $199         $49      $366
Reported with gain on
 sale of assets.........      700          30         66          --        96
                            -----        ----       ----         ---      ----
 Total..................    2,750        $148       $265         $49      $462
                            =====        ====       ====         ===      ====

--------
(a) Severance payments and ancillary benefits such as relocation and outplacement.
(b) Net increase in pension benefits to be paid from assets of qualified plans.
(c) Net increase in non-qualified pension benefits and other postretirement benefits to be paid from Company funds.

Through December 31, 2000, approximately 1,530 employees have been terminated and approximately $84 million of severance and ancillary benefits have been paid and charged against the accrual. Payments made do not necessarily correlate to the number of terminations due to the ability of terminees to defer receipt of certain payments. The remaining severance and ancillary benefits are expected to be paid by the second quarter 2002.
  A reserve of $88 million was established for office space and facilities, primarily in Los Angeles and Houston, that will be vacated with no future economic benefit. Cash payments will be made through the remaining terms of the leases, the longest (and largest) of which extends to 2012.

                  Notes to Consolidated Financial Statements

  The charge of $98 million for stock-related compensation related to compensation benefits from contingent restricted stock and dividend share credits on stock options granted to executives and key employees. The benefits, which ordinarily would have been reported as compensation expense in future periods, were accelerated upon the change of control of the company.
  Merger costs represent costs directly related to the consummation of the merger, primarily for investment and legal consultants, which have been paid.
  The remainder of the unusual items charge is comprised of shutdown costs (such as foreign national terminations and other location-specific costs) for offices in the United Kingdom and other worldwide locations.
  Through December 31, 1999, the company had previously established reserves totaling $251 million for the costs of terminating 1,250 employees. $103 million related to short-term benefits such as severance payments and ancillary benefits such as relocation and outplacement; $148 million related to pension and other postretirement benefits. Through December 31, 2000, approximately 1,200 employees have been terminated and approximately $97 million of severance and ancillary benefits have been paid and charged against the short-term benefit accrual. The remaining employees will terminate under the 2000 merger change of control severance program with the previously established reserves deemed adequate.

Union Texas Petroleum Holdings, Inc. (UTP) Restructure.
Through December 31, 2000, the company established a $90 million provision for the termination of 357 employees from the integration of UTP into ARCO's operations. As of December 31, 2000, ARCO had terminated 355 of the employees and had paid out a total of $85 million in severance benefits.

Note 12 Inventories

Inventories are recorded when purchased, produced or manufactured and are stated at the lower of cost or market. In 2000, approximately 75% of inventories, excluding materials and supplies, were determined by the last-in, first-out (LIFO) method. Materials and supplies and other non-LIFO inventories are determined predominantly on an average cost basis.
  Total inventories at December 31 comprised the following:

Millions                              2000     1999
---------------------------------------------------
Crude oil and petroleum products  $    147 $    199
Other products                         113       26
Materials and supplies                 114      205
                                  -----------------
Total                             $    374 $    430
                                  =================

The excess of the current cost of inventories over book value was approximately $236 million and $246 million at December 31, 2000 and 1999, respectively.

Note 13 Investments

At December 31, 2000 and 1999, investments in debt securities were primarily composed of U.S. Treasury securities and corporate debt instruments. Maturities generally ranged from one month to ten years. These investments are classified as short or long term depending on maturity. ARCO's investments in LUKOIL common stock and Zhenhai Refining and Chemical Company convertible bonds were included in other investments and long-term receivables. At December 31, 2000 and 1999, all investments were classified as available-for-sale and were reported at fair value, with unrealized holding gains and losses, net of tax, reported in accumulated other comprehensive income.

                  Notes to Consolidated Financial Statements

  The following summarizes investments at December 31:

Millions                               2000        1999
--------------------------------------------------------
Aggregate fair value             $    1,395  $    1,501
Gross unrealized holding losses           2           7
Gross unrealized holding gains         (218)       (376)
                                 ----------------------
Amortized cost                   $    1,179  $    1,132
                                 ======================

Investment activity for the years ended December 31 was as follows:

Millions              2000      1999
------------------------------------
Gross purchases   $  6,805 $  20,269
Gross sales            848       746
Gross maturities     5,910    19,439

Gross realized gains and losses were insignificant and were determined by the specific identification method.
                                                                 [LOGO OF ARCO]

Note 14 Fixed Assets
Property, plant and equipment at December 31 was as follows:

                               2000            1999

Millions                   Gross    Net    Gross    Net
---------------------------------------------------------
Exploration & production  $22,383 $11,493 $33,490 $14,947
Refining & marketing        5,362   2,751   6,024   3,248
Other operations              618     424     279     170
Unallocated                   160      53     264     101
                          -------------------------------
Total                     $28,523 $14,721 $40,057 $18,466
                          ===============================


Expenses for maintenance and repairs for 2000, 1999 and 1998 were $244 million, $292 million and $387 million, respectively.
  In 2000, ARCO recorded an impairment charge of $286 million before tax primarily related to several Latin American oil fields along with smaller impairments of properties in the United States and Europe.

Note 15 Short-term Borrowings and Bank Credit Facilities

Notes payable consist primarily of ARCO's commercial paper issued to a variety of financial investors and institutions and any amounts outstanding under ARCO credit facilities. There were no short-term notes payable outstanding at December 31, 2000. The weighted average interest rate on notes payable outstanding at December 31, 1999 was 6.0%. In April 2000, following the acquisition of ARCO by BP, ARCO's $3.0 billion unused committed bank credit facility was terminated.

                  Notes to Consolidated Financial Statements


Note 16 Long-term Debt

Long-term debt at December 31 comprised the following:

Millions                                       2000     1999
------------------------------------------------------------
5.55%, due in 2003                         $    500 $    500
5.9%, due in 2009                               500      500
8 1/4%, due in 2022                              70      245
8 1/2%, due in 2012                             178      178
8 3/4%, due in 2032                              34      159
9%, due in 2021                                  15      209
9%, due in 2031                                  28       97
9 1/8%, due in 2011                             253      253
9 1/8%, due in 2031                              28      155
9 7/8%, due in 2016                              36      181
10 7/8%, due in 2005                            410      410
Series A Medium-Term Notes,(c) 9.37%(a)          77       84
Series B Medium-Term Notes,(d) 8.18%(a)         250      250
Variable rate, due in 2031, 3.57%(b)              -      265
Variable rate, due in 2032, 4.15%(a)            108      108
Capital Construction Fund, 7.00%(e)             490      391
Vastar:
 Commercial paper, 6.64%(b)                       -      226
 6% Putable/Callable Notes, due in 2010           -      100
 6.39%, due in 2008                              50       50
 6 1/2%, due in 2009                            299      299
 6.95%, due in 2006                              75       75
 6.96%, due in 2007                              75       75
 8.75%, due in 2005                             150      150
Union Texas Petroleum:
 6.66%, due in 2002 through 2007                100      100
 7.40%, due in 2038                             150      150
 8 3/8%, due in 2005                            125      125
 8 1/2%, due in 2007                             75       75
Other                                           318      299
                                           -----------------
Total, including debt due within one year     4,394    5,709
                                           -----------------
Less debt due within one year                   304       11
                                           -----------------
Long-term debt                             $  4,090 $  5,698
                                           =================

--------
(a) Weighted average interest rate at December 31, 2000.
(b) Weighted average interest rate at December 31, 1999.
(c) Maturities vary through 2011.
(d) Maturities vary through 2012.
(e) The Capital Construction Fund is a related party. Maturities vary through 2032.

  Maturities for the five years subsequent to December 31, 2000, are as follows:

Millions      2001   2002   2003   2004   2005
----------------------------------------------
Maturities  $  304 $  135 $  500 $    3 $  685

During 2000, Vastar's $1.1 billion commercial paper program and $1.1 billion revolving credit facility were terminated.
  In April 1998, Vastar issued $100 million of 6% Putable/Callable Notes due April 20, 2010 Putable/Callable April 20, 2000. In 1998, Vastar also entered into an interest rate swap covering the Putable/Callable Notes, which effectively changed the 6% fixed rate to a floating rate. The effective interest rate paid on these notes, which were redeemed in 2000, was 6.17%. The financial impact of swaps in 1999 and 1998 was immaterial.

                  Notes to Consolidated Financial Statements


Extraordinary Loss on Extinguishment of Debt
ARCO incurred a loss of $243 million before tax, or $152 after tax, on early retirement of long-term debt during 2000.
  No long-term debt was denominated in a foreign currency at December 31, 2000. Approximately $3 million of long-term debt was denominated in foreign currencies at December 31,1999.
  No material amounts of long-term debt are collateralized by ARCO assets.

Note 17 Interest

Interest for the years ended December 31 comprised the following:

Millions                        2000     1999     1998
-------------------------------------------------------
Long-term debt               $   403  $   413  $   322
Short-term debt                   86      113      158
Other(a)                          56       38     (115)
                             -------------------------
                                 545      564      365
Capitalized interest             (66)    (166)    (106)
                             -------------------------
Total interest expense       $   479  $   398  $   259
                             =========================
Total interest paid in cash  $   513  $   377  $   248
                             =========================
Interest income(b)           $   480  $   126  $   119
                             =========================

--------
(a) Includes interest to BP of $53 in 2000 and a credit of $153 for interest on a tax refund in 1998.
(b) Includes $305 of interest income from BP.

Note 18 Financial Instruments and Fair Value

ARCO does not hold or issue financial instruments for trading purposes.
  Prior to the acquisition of ARCO by BP, ARCO entered into various types of foreign currency forward, option and swap contracts. Foreign currency forward contracts were used to minimize foreign exchange exposures associated with U.S. dollar-denominated debt issued by a foreign subsidiary, anticipated foreign currency commitments and anticipated future cash flows related to overseas operations.
  Gains and losses on foreign currency forward contracts covering anticipatory cash flows were recognized currently as other income or expense. Gains and losses on foreign currency swaps associated with intercompany debt were recognized currently in income and offset foreign exchange gains and losses on the underlying intercompany loans. Gains and losses on other foreign currency contracts were generally deferred and offset the transactions being hedged.
  Prior to the acquisition of ARCO by BP, ARCO also used various hedging arrangements to manage the exposure to price risk for future natural gas and crude oil transactions. Gains and losses resulting from those transactions were deferred and included in other assets or accrued liabilities until realized in sales and other operating revenues as the physical production required by the contracts was delivered.

                  Notes to Consolidated Financial Statements
  At December 31, the carrying value and estimated fair value of ARCO's financial instruments are shown as assets (liabilities) in the table below:

                                         2000               1999
                                   -----------------  ------------------
                                   Carrying     Fair  Carrying     Fair
Millions                              Value    Value     Value    Value
------------------------------------------------------------------------
Non-derivatives:
 Short-term investments            $   202   $   202  $   264   $   264
 Equity method investments           1,484     1,434    1,508     1,472
 Other investments and long-term
  receivables                        1,660     1,660    1,660     1,660
 Notes payable                          --        --   (1,672)   (1,672)
 Long-term debt, including current
  maturities                        (4,394)   (4,654)  (5,709)   (5,920)
Derivatives:
 Foreign currency forwards         $    --   $    --  $     2   $     2
 Oil and gas options and swaps          --        --      (20)      (19)
 Oil and gas futures                    --        --       21        18
 Commodity futures                      --        --        2         1
 Commodity options                      14         6        7        15

  Short-term investments are carried at fair value. The fair value of notes payable approximates carrying value due to its short-term maturities. Equity method investments and other investments and long-term receivables were valued at quoted market prices if available. For unquoted investment securities, the reported fair value was estimated on the basis of financial and other information. The fair value of ARCO's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to ARCO for debt of the same remaining maturities. The fair value of foreign currency contracts and interest rate swaps represented the amount to be exchanged if the existing contracts had been settled at year end and was estimated based on market quotes.
  ARCO is exposed to credit risk in the event of nonperformance by the counterparties. ARCO does not generally require collateral or other security to support these financial instruments. The counterparties to these instruments are major institutions deemed creditworthy; ARCO does not anticipate nonperformance by the counterparties.
                                                                 [LOGO OF ARCO]

Note 19 Other Commitments and Contingencies

ARCO has commitments, including those related to the acquisition, construction and development of facilities, all made in the normal course of business.
  ARCO has also guaranteed all of LUKARCO's obligations associated with the Caspian Pipeline project, which amount to 25% of all funding requirements for this project. The current estimates of total project funding requirements are between $2.4 to $2.6 billion.
  Following the March 1989 Exxon Valdez oil spill, numerous federal, state and private plaintiff lawsuits were brought against Exxon (now ExxonMobil), Alyeska Pipeline Service Company (Alyeska) and Alyeska's owner companies, including ARCO Transportation Alaska, Inc., owned by ARCO until the FTC-mandated sale to Phillips Petroleum in April 2000. While all of the federal, state and private plaintiff lawsuits have been settled, certain issues relating to liability for the spill remain unresolved between Exxon and Alyeska (including its owner companies).
  Lawsuits, including purported class actions and actions by governmental entities, are pending or threatened against ARCO and others seeking damages, abatement of housing units, and compensation for medical problems arising out of the presence of lead-based paint in certain housing units. ARCO is unable to predict the scope or amount of any such liability.
  The State of Montana, along with the United States and the Salish and Kootenai Tribes, have been seeking recovery from ARCO for alleged injuries to natural resources resulting from mining and mineral processing businesses formerly operated by Anaconda. In 1998, ARCO entered into two consent decrees, which were approved by the court in 1999,

                  Notes to Consolidated Financial Statements

settling all of the natural resources damage claims of the United States and the tribes and the bulk of such claims of the State of Montana. Remaining for disposition are the State's claims for $206 million of restoration damages at three sites.
  ARCO is subject to other loss contingencies pursuant to federal, state and local environmental laws and regulations that require ARCO to do some or all of the following:
  . Remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;
  .Perform restoration work at such sites; and .Pay damages for loss of use and non-use values.
The federal agencies involved with the sites include the Department of the Interior, Department of Justice and Environmental Protection Agency. Environmental liabilities include personal injury claims allegedly caused by exposure to toxic materials manufactured or used by ARCO.
  ARCO is currently involved in assessments and cleanups under these laws at federal- and state-managed sites as well as other clean-up sites including service stations, refineries, terminals, third-party landfills, former nuclear processing facilities, sites associated with discontinued operations and sites previously owned by ARCO or predecessors. This comprises 148 sites for which ARCO has been named a potentially responsible party (PRP), along with other sites for which no claims have been asserted. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site and ARCO's responsibility varies from sole responsibility to very little responsibility.
  ARCO may in the future be involved in additional assessments and cleanups. Future costs depend on unknown factors such as:
  .Nature and extent of contamination;
  .Timing, extent and method of remedial action;
  .ARCO's proportional share of costs; and .Financial condition of other responsible parties.
  The environmental remediation accrual is updated annually, at a minimum, and at December 31, 2000 was $1,098 million (total of short and long-term compo-nents). During 2000, management of the Company assessed the estimated future costs to remediate all of the Company's environmental sites and concluded that its best estimate of the cost to remediate such sites was greater than previ-ously recorded. As a result the environmental reserve was increased by $521 million during 2000, of which $274 million was recognized during the fourth quarter. As these costs become more clearly defined, they may require future charges against earnings.
  Approximately 85% of the reserve related to sites associated with ARCO's discontinued operations, primarily mining activities in the states of Montana, Utah and New Mexico. Another significant component related to currently and formerly owned chemical, nuclear processing, and refining and marketing facilities, and other sites which received wastes from these facilities. One site represented 13% of the total accrual. No other site represented more than 8% of the total accrual. Substantially all amounts accrued are expected to be paid out over the next six years.
  Claims for recovery of remediation costs already incurred and to be incurred in the future have been filed against various third parties. Many of these claims have been resolved. ARCO has neither recorded any asset nor reduced any liability in connection with unresolved claims.
  Although any ultimate liability arising from any of the matters described herein could result in significant expenses or judgments that, if aggregated and assumed to occur within a single fiscal year, would be material to ARCO's results of operations, the likelihood of such occurrence is considered remote. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on ARCO's consolidated financial statements.

                  Notes to Consolidated Financial Statements

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

Note 20 Taxes

See Note 3 of Notes to Consolidated Financial Statements for discussion of tax sharing agreement with BP.
The income tax provision for the years ended December 31 comprised the following:

Millions                                       2000        1999        1998
---------------------------------------------------------------------------
Federal:
 Current                                    $1,999        $ 26      $ (189)
 Deferred                                     (846)        322          (7)
                                            ------------------------------
                                             1,153         348        (196)
Foreign:
 Current                                       363         227          91
 Deferred                                      (66)        (68)       (486)
                                            ------------------------------
                                               297         159        (395)
State:
 Current                                       244          16         (14)
 Deferred                                      (65)         10         (46)
                                            ------------------------------
                                               179          26         (60)
                                            ------------------------------
Provision (benefit) for taxes on income     $1,629       $ 533      $ (651)
                                            ------------------------------
Total income taxes paid in cash(a)          $2,362       $ 676      $1,417
                                            ------------------------------

--------
(a) Includes cash taxes paid relating to the sale of discontinued operations.

A deferred tax benefit of $55 million was recorded in 2000 versus a deferred tax expense of $189 million in 1999 and a $426 million deferred tax benefit in 1998 related to unrealized investment gains and losses included in accumulated other comprehensive income.

  Major components of the net deferred tax liability at December 31 were as follows:

Millions                                        2000     1999
--------------------------------------------------------------
Depreciation, depletion and amortization     $(4,113) $(4,573)
Other                                           (713)    (510)
                                             ----------------
Total deferred tax liabilities                (4,826)  (5,083)
                                             ================
Dismantlement and environmental                  513      619
Postretirement benefits                          265      285
Foreign excess tax basis/loss carryforwards       72       92
Other                                            600      443
                                             ----------------
Total deferred tax assets                      1,450    1,439
                                             ----------------
Valuation allowance                                -        -
                                             ----------------
Net deferred income tax liability            $(3,376) $(3,644)
                                             ================

ARCO has federal loss carryforwards of $28 million which begin expiring in 2001 ARCO has foreign loss carryforwards of $46 million, which begin expiring in 2001.

                  Notes to Consolidated Financial Statements


  Taxes other than income taxes for the years ended December 31 comprised the following:

Millions              2000 1999 1998
------------------------------------
Property              $108 $135 $143
Production/severance   245  237  227
Other                  118  103  136
                      --------------
Total                 $471 $475 $506
                      ==============

The domestic and foreign components of income from continuing operations before income taxes and minority interest, and a reconciliation of income tax expense with tax at the effective federal statutory rate for the years ended December 31 were as follows:

                                2000                     1999                      1998
                         ----------------------------------------------------------------------------
Millions                 Amount  % Pretax Income  Amount  % Pretax Income   Amount  % Pretax Income
-----------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes:
 Domestic                $4,094             85.3  $1,620             84.6  $    96               7.5
 Foreign                    704             14.7     296             15.4   (1,378)           (107.5)
                         ----------------------------------------------------------------------------
Total                    $4,798            100.0  $1,916            100.0  $(1,282)            100.0
                         ----------------------------------------------------------------------------
Tax at 35%               $1,679             35.0  $  671             35.0  $  (449)            (35.0)
Increase (reduction) in
 taxes resulting from:
 Taxes on foreign income
  in excess of statutory
  rate                       80              1.7      12              0.6       32               2.5
 Affiliate stock
  transactions              (55)            (1.1)    (30)            (1.6)     (51)             (4.0)
 State income taxes (net
  of federal effect)        116              2.4      17              0.9      (39)             (3.0)
 Tax credits               (109)            (2.3)   (143)            (7.4)    (123)             (9.6)
 Sale of Alaskan
  operations               (195)            (4.1)      -                -        -                 -
 Other                      113              2.4       6              0.3      (21)             (1.7)
                         ----------------------------------------------------------------------------
Provision (benefit) for
 taxes on income         $1,629             34.0  $  533             27.8  $  (651)            (50.8)
                         ----------------------------------------------------------------------------


Note 21 Employee Benefit Plans

ARCO and its subsidiaries sponsor numerous postretirement benefit plans. Defined benefit pension plans (Pension) provide to substantially all employees pension benefits based on years of service and the employee's compensation, primarily during the last three years of service. Defined postretirement benefit plans (Other) provide health care and life insurance benefits to substantially all employees who retire with ARCO having rendered the required years of service, and to their spouses and eligible dependents. ARCO pays for the cost of a benchmark health maintenance organization with employees responsible for the differential cost, if any, of their selected option. Life insurance benefits are partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree. ARCO and BP have the right to terminate or modify the plans at any time.

                   Notes to Consolidated Financial Statements

                                               2000            1999
                                           -------------------------------
Millions                                   Pension  Other  Pension  Other
--------------------------------------------------------------------------
Plan obligations
 Benefit obligation at January 1           $(2,263) $(574) $(2,822) $(616)
 Service cost                                  (36)    (5)     (51)    (7)
 Interest cost                                (147)   (40)    (179)   (41)
 Actuarial gain (loss)                        (151)   (51)     349     45
 Benefits paid                                 856     45      429     45
 Special termination costs                    (248)    (3)       -      -
 Curtailment                                    93     38        -      -
 Transfer                                       59      -        -      -
 Amendment                                     (37)     -        -      -
 Divestiture                                     -      -       11      -
                                           -------------------------------
 Benefit obligation at December 31         $(1,874) $(590) $(2,263) $(574)
                                           -------------------------------
                                               2000            1999
                                           -------------------------------
Millions                                   Pension  Other  Pension  Other
--------------------------------------------------------------------------
Plan assets
 Fair value of assets at January 1         $ 2,903  $   -   $2,886  $   -
 Actual return on assets                      (102)     -      392      -
 Company contributions                         266      -       64      -
 Benefits paid                                (856)     -     (429)     -
 Acquisition                                     -      -        -      -
 Transfer/Divestiture                          (57)     -      (10)     -
                                           -------------------------------
 Fair value of assets at December 31       $ 2,154  $   -   $2,903  $   -
                                           -------------------------------
Funded status
 Assets greater (less) than obligations    $   280  $(590) $   640  $(574)
 Unrecognized actuarial (gain) loss            290     60     (164)     8
 Unrecognized prior service cost (benefit)      79   (175)     125   (191)
 Unrecognized transition obligation           (128)     -     (173)     -
                                           -------------------------------
 Total recognized                          $   521  $(705) $   428  $(757)
                                           -------------------------------
    Balance sheet recognition
 Prepaid benefits                          $   556  $   -  $   564  $   -
 Accrued liabilities                           (38)  (705)    (205)  (757)
 Intangible asset                                1      -       18      -
 Accumulated other comprehensive income          2      -       51      -
                                           -------------------------------
 Total recognized                          $   521  $(705) $   428  $(757)
                                           -------------------------------

The projected benefit obligation, accumulated benefit obligation (ABO), and fair value of plan assets for pension plans with ABO in excess of plan assets were $33, $23 and $0, respectively, at December 31, 2000, and $252, $200 and $1, respectively, at December 31, 1999.

                                     2000            1999
                                -------------------------------
Percent                         Pension   Other Pension   Other
---------------------------------------------------------------
Assumptions
 Discount rate                      7.5     7.5    7.75    7.75
 Expected return on plan assets    10.0     n/a    10.5     n/a
 Rate of salary progression         4.0     4.0     4.0     4.0

                  Notes to Consolidated Financial Statements

  For measurement purposes, a 7% annual rate of increase in the per capita cost of health care benefits was assumed for 1997 to 2000, 15% for 2001, and 10% for 2002, after which the rate was assumed to decrease to 5% and remain at that level thereafter.
  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                          2000
                                    -----------------
Millions                            Increase Decrease
-----------------------------------------------------
Total of service and interest cost   $    4    $   3
Postretirement benefit obligation     $  44     $ 37

 Million                                           2000    1999     1998
-------------------------------------------------------------------------
 Components of net benefit cost
 Pension benefits:
  Service cost                                   $   36  $   51   $   53
  Interest cost                                     147     179      173
  Expected return on plan assets                   (268)   (289)    (281)
  Amortization of transition asset                  (25)    (27)     (27)
  Amortization of prior service cost                  8       8        7
  Recognized actuarial (gain) loss                    7       9       10
  Curtailment                                       (14)      -        -
  Settlement                                         73       -        -
  Special termination costs                         211       -        -
                                                 ------------------------
  Net benefit (income) cost                      $  175  $  (69)  $  (65)
                                                 ------------------------
 Other postretirement benefits:
  Service cost                                   $    5  $    7   $    7
  Interest cost                                      40      41       39
  Amortization of prior service cost (benefit)      (15)    (15)     (15)
  Curtailment                                       (28)      -        -
  Recognized actuarial (gain) loss                    -       1        -
                                                 ------------------------
  Net benefit (income) cost                      $    2  $   34   $   31
                                                 ------------------------

Included in pension obligations are liabilities related to non-qualified pen-sion plans that provide retirement benefits in excess of current Internal Rev-enue Service maximums. The company also has deferred compensation plans that permit executives, outside directors and key employees to defer a portion of their compensation (including bonuses). Amounts deferred accrue interest at a defined rate and are not included as pension obligations. The liability for deferred compensation and interest thereon was $638 million and $343 million at December 31, 2000 and 1999, respectively, and is included in "other de-ferred liabilities and credits" on the balance sheet. The liabilities for non-qualified pension plans and deferred compensation are unfunded based on defi-nitions of generally accepted accounting standards. However, to assist in funding these liabilities, the company has invested in corporate-owned life insurance policies. The cash surrender value of the policies supporting these liabilities was $630 million and $572 million at December 31, 2000 and 1999, respectively, and is included in "deferred charges and other assets" on the balance sheet.
                                                                 [LOGO OF ARCO]

Note 22 Lease Commitments

Capital lease obligations are recorded at the present value of future rental payments. The related assets are amortized on a straight-line basis.

                  Notes to Consolidated Financial Statements

  At December 31, 2000, future minimum rental payments due under leases were as follows:

                                                           Capital Operating
Millions                                                    Leases    Leases
----------------------------------------------------------------------------
2001                                                            3       177
2002                                                            3       153
2003                                                            3       142
2004                                                            3        76
2005                                                            3        59
Later years                                                    54       303
                                                           ----------------
Total minimum lease payments                                   69   $   910
                                                                    -------
Imputed interest (rates ranging from 8% to 12%)                45
                                                           --------
Present value of minimum lease payments included in long-
 term debt                                                 $   24
                                                           ----------------

  Operating lease net rental expense for the years ended December 31 was as follows:

Millions                   2000     1999     1998
--------------------------------------------------
Minimum rentals         $   159  $   190  $   189
Contingent rentals            -        -        2
Sublease rental income      (23)     (22)     (20)
                        -------------------------
Net rental expense      $   136  $   168  $   171
                        =========================

No restrictions on dividends or on additional debt or lease financing exist under ARCO's lease commitments. Under certain conditions, options exist to purchase certain leased properties.

Note 23 Stock Options

  Options to purchase shares of ARCO's common stock have been granted to exec-utives, outside directors and key employees. The exercise price of each option is equal to the fair market value of common stock at the date of grant. These options become exercisable in varying installments and expire 10 years after the date of grant. Options granted vest equally over three years. Effective upon consummation of the merger, all options to purchase ARCO common stock were converted into options to purchase BP ADSs, pursuant to the merger agree-ment. Transactions during 2000, 1999 and 1998 were as follows:

                                           Weighted Average
                                             Exercise Price
-----------------------------------------------------------
Balance, January 1, 1998       8,007,146       $  56.45
Granted                        1,862,840          73.73
Exercised                       (420,012)         49.85
Cancelled                        (37,647)         69.52
                               ------------------------
Balance, December 31, 1998     9,412,327       $  60.12
                               ------------------------
Granted                        1,234,727          57.67
Exercised                       (851,288)         55.32
Cancelled                        (42,111)         68.12
                               ------------------------
Balance, December 31, 1999     9,753,655       $  60.19
                               ------------------------
Granted                        1,759,148          68.81
Exercised                       (329,245)         58.50
Cancelled                        (10,079)         64.70
Converted to BP ADS options  (11,173,479)         61.59
                               ------------------------
Balance, December 31, 2000             -       $      -
                               ------------------------

                  Notes to Consolidated Financial Statements


  A summary of ARCO's fixed stock options as of December 31, 2000, 1999 and 1998, was as follows:

                                                  2000       1999       1998
------------------------------------------------------------------------------
Shares available for option                          -  9,618,570  8,523,492
Options exercisable                                  -  7,308,855  6,803,228
Weighted average exercise price of options
 exercisable                                         -  $   58.74  $   56.01
Weighted average fair value of options granted
 during the year                                $24.41  $   15.46  $   18.96
Used to calculate fair value:
 Risk-free interest rate                          6.42%      5.02%      5.57%
 Expected life (years)                              10         10         10
 Expected volatility                             34.21%     30.29%     23.06%
 Expected dividends                               4.14%      5.02%      3.85%

At December 31, 2000, there were no outstanding options to purchase ARCO com-mon stock.
  ARCO applies APB No. 25 in accounting for its fixed stock options. Accord-ingly, no compensation cost has been recognized for options granted. The fol-lowing table reflects pro forma net income and earnings per share had the com-pany elected to adopt the fair value method under SFAS No. 123:

                                                  2000       1999       1998
------------------------------------------------------------------------------
Net income:
As reported                                     $3,026  $   1,422  $     452
Pro forma                                       $2,989  $   1,407  $     440
Earnings per share (diluted):
As reported                                          -  $    4.33  $    1.40
Pro forma                                            -  $    4.29  $    1.36

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.
  ARCO awards contingent restricted stock to executives and key employees. Contingent restricted stock may be converted to performance-based restricted stock in various multiples depending on attainment of certain performance criteria over a specified evaluation period. Restricted stock ultimately issued is subject to a two-year restriction on transfer.
  There were no new grants of contingent restricted stock in 2000. During 1999, 236,412 shares of contingent restricted stock were awarded at a weighted average price of $56.81, net of forfeitures and retirements, and with varying evaluation periods. During 2000, 1999 and 1998, 107,718 shares, 28,696 shares and 135,180 shares of performance-based restricted stock were issued at
weighted average prices of $68.81, $56.81 and $73.93, respectively.   As of
the date of the merger with BP, restrictions on all outstanding contingent and performance-based restricted shares were removed. The removal of these restrictions resulted in restricted stock expense of $18 million in 2000. In 1999 and 1998, $21 million and $10 million was recognized as expense for performance-based restricted stock, respectively.

                  Notes to Consolidated Financial Statements
  Holders of options granted prior to 1997 accrue dividend share credits
(DSCs) on all shares under option. The amount of DSCs accrued is determined based upon the quarterly dividend rate and fair market value of ARCO common stock as of each quarterly record date. Upon exercise of options, holders receive additional shares of common stock equal to DSCs accumulated. A summary of ARCO's DSC activity was as follows:

                                Shares
---------------------------------------
Balance, December 31, 1997   1,642,565
Accrued                        316,486
Paid out                      (166,512)
Cancelled                          (83)
                            ----------
Balance, December 31, 1998   1,792,456
Accrued                        265,807
Paid out                      (323,845)
                            ----------
Balance, December 31, 1999   1,734,418
Accrued                         71,792
Paid out                      (148,304)
Conversion to BP ADSs       (1,657,906)
                            ----------
Balance, December 31, 2000          --
                            ----------

During 2000, 1999 and 1998, $5 million, $34 million and $11 million was recognized as expense for DSCs, respectively. An additional $80 million of DSC expense was recognized in 2000 due to benefit acceleration upon change of control of the company.

Note 24 Stockholders' Equity

Detail of capital stock as of December 31 was as follows:

                                  2000        1999
--------------------------------------------------
 $3.00 Cumulative
  convertible
  preference stock, par
  $1:
 Shares authorized              78,089      78,089
 Shares issued and
  outstanding                   35,437      40,869
 Aggregate value in
  liquidation -
  (thousands)              $     2,835 $     3,270
 $2.80 Cumulative
  convertible
  preference stock, par
  $1:
 Shares authorized             833,776     833,776
 Shares issued and
  outstanding                  402,665     493,126
 Aggregate value in
  liquidation-
  (thousands)              $    28,187 $    34,519
 Common stock, par $2.50:
 Shares authorized         600,000,000 600,000,000
 Shares issued             327,436,320 326,713,278
 Shares outstanding        324,711,290 323,048,817
 Shares held in treasury     2,725,030   3,664,461

Changes in preference stocks were due to conversions. The $3.00 cumulative convertible preference stock is convertible into 22.304 shares of BP ADSs. The $2.80 cumulative convertible preference stock is convertible into 7.872 shares of BP ADSs. Common stock of ARCO, all of which is held indirectly by BP, is subordinate to the preference stocks for dividends and assets. The $3.00 and $2.80 preference stocks may be redeemed at the option of ARCO for $82 and $70 per share, respectively.

                  Notes to Consolidated Financial Statements


Note 25 Supplemental Cash Flow Information

The following is supplemental cash flow information for the years ended December 31:

Millions                                          2000        1999        1998
------------------------------------------------------------------------------
Short-term investments:
 Gross sales and maturities                      $103    $    168    $    226
 Gross purchases                                  (35)       (190)       (259)
                                             --------------------------------
Net cash provided (used)                          $68   $     (22)  $     (33)
                                             --------------------------------
Notes payable:
 Gross proceeds                              $  3,697   $  12,640   $  14,978
 Gross repayments                              (5,371)    (13,335)    (14,066)
                                             --------------------------------
Net cash provided (used)                     $ (1,674)  $    (695)   $    912
                                             --------------------------------
Gross noncash provisions charged to income   $  1,153    $    247    $    652
Cash payments of
 previously accrued items                        (535)       (669)       (468)
                                             --------------------------------
Noncash provisions greater (less) than
 cash payments                                $   618   $    (422)   $    184
                                             --------------------------------
Changes in working capital -increase
 (decrease) to cash:
 Accounts receivable                          $    93   $    (117)   $     19
 Inventories                                       63          36           8
 Accounts payable                                 351        (146)        (60)
 Other working capital                            137        (427)        340
                                             --------------------------------
                                              $   644   $    (654)   $    307
                                             --------------------------------

In conjunction with the acquisition of UTP, liabilities were assumed as follows:

Millions
-----------------------------------------
Fair value of assets acquired  $   3,745
Cash paid                         (2,707)
                               ---------
Liabilities assumed            $   1,038
                               ---------

Excluded from the Consolidated Statement of Cash Flows for the year ended December 31, 1998 was the issuance of 2,725,030 shares of ARCO common stock to a consolidated subsidiary in exchange for certain property, plant and equipment owned by the subsidiary. The transaction was recorded at fair market value.
  In October 1998, through a three-way exchange involving ARCO, Vastar and Mobil, ARCO disposed of its California heavy crude properties. In the transaction, an ARCO subsidiary holding the California properties traded the California properties for Mobil's interests in producing fields and exploration acreage in the Gulf of Mexico. Vastar then purchased the ARCO subsidiary holding the Gulf of Mexico properties for $437 million, including the assumption of $300 million of debt which was repaid in first quarter 1999.
                                                                 [LOGO OF ARCO]

Note 26 Foreign Currency Transactions

Foreign currency transactions resulted in net losses of $12 million, $1 million and $2 million in 2000, 1999 and 1998, respectively.

                  Notes to Consolidated Financial Statements

Note 27 Earnings Per Share

Earnings per share for 2000 has been omitted from ARCO's financial statements because ARCO had no publicly held common stock after ARCO's acquisition by BP on April 18, 2000.

                                           1999                     1998
                                  -------------------------------------------------
(Millions, except per share
amounts)                          Income Shares Per Share  Income  Shares Per Share
-----------------------------------------------------------------------------------
Income (loss) from continuing
 operations                       $1,345                  $  (655)
Less: Preference stock dividends     (2)                       (2)
                                  -------------------------------------------------
Income (loss) from continuing
 operations available to common
 shareholders                      1,343 322.3    $4.17      (657) 321.0   $(2.05)
                                         =====                     =====
Discontinued operations               77 322.3     0.24     1,107  321.0     3.45
                                         =====                     =====
Extraordinary item - loss on
 extinguishment of debt
                                  -------------------------------------------------
Total income available to common
 shareholders - basic EPS         $1,420 322.3    $4.41   $   450  321.0   $ 1.40
                                  -------------------------------------------------
Income (loss) from continuing
 operations available to common
 shareholders                     $1,343 322.3            $  (657) 321.0
Contingently issuable shares
 (primarily options)                       3.3                         -
$3.00 Convertible preference
 stock                                     0.6                         -
$2.80 Convertible preference
 stock                                 2   2.6                         -
                                  -------------------------------------------------
Income (loss) from continuing
 operations available to common
 shareholders                      1,345 328.8    $4.09      (657) 321.0   $(2.05)
                                         =====                     =====
Discontinued operations               77 328.8     0.24     1,107  321.0     3.45
                                         =====                     =====
Extraordinary item - loss on
 extinguishment of debt
                                  -------------------------------------------------
Total income available to common
 shareholders and assumed
 conversions - diluted EPS(a)     $1,422 328.8    $4.33   $   450  321.0   $ 1.40
                                  -------------------------------------------------

--------
(a) No dilution assumed for 1998 due to antidilutive effect on loss from continuing operations.

Note 28 Comprehensive Income

Comprehensive income comprises net income plus all other changes in equity from nonowner sources.
  The related tax effects allocated to each component of other comprehensive income at December 31 were as follows:

                        Unrealized
                       Gain (Loss)     Foreign   Minimum
                                on    Currency   Pension
Millions                Securities Translation Liability
--------------------------------------------------------
2000
Pre-tax amount          $    (143)  $    (256) $     49
Tax (expense) benefit          55          98       (19)
                        -------------------------------
Net-of-tax amount       $     (88)  $    (158) $     30
                        -------------------------------


1999
Pre-tax amount          $     492   $     313  $     27
Tax (expense) benefit        (189)       (121)      (11)
                        -------------------------------
Net-of-tax amount       $     303   $     192  $     16
                        -------------------------------



1998
Pre-tax amount          $  (1,107)  $     (30) $     11
Tax (expense) benefit         426          12        (4)
                        -------------------------------
Net-of-tax amount       $    (681)  $     (18) $      7
                        -------------------------------

                  Notes to Consolidated Financial Statements

Accumulated nonowner changes in equity (accumulated other comprehensive income) at December 31 were as follows:

Millions                                         2000    1999
--------------------------------------------------------------
Net unrealized gain (loss) on investments      $  140  $  228
Foreign currency translation adjustment          (188)    (30)
Minimum pension liability                          (1)    (31)
                                               --------------
Accumulated other comprehensive income (loss)  $  (49) $  167
                                               --------------

  Unrealized gains (losses) on securities related primarily to changes in the fair value of ARCO's investment in LUKOIL common stock, which had a fair value of $494 million, $714 million and $225 million at December 31, 2000, 1999 and 1998, respectively, versus a book value was $324 million, $342 million and $342 million at December 31, 2000, 1999 and 1998, respectively.
                                                                 [LOGO OF ARCO]

Note 29 Research and Development

Expenditures for research and development totaled $9 million, $28 million and $45 million for the years ended December 31, 2000, 1999 and 1998, respectively.
                                                                 [LOGO OF ARCO]

Note 30 Unaudited Quarterly Results

Millions, except per share amounts                          2000           1999
-------------------------------------------------------------------------------
Sales and other operating revenues
Quarter ended:
 March 31                                               $  3,993       $  2,415
 June 30                                                   4,300          3,047
 September 30                                              4,524          3,423
 December 31                                               4,683          3,616
                                                        -----------------------
Total                                                   $ 17,500       $ 12,501
                                                        -----------------------
Income (loss) from continuing
 operations before income taxes, minority interest and
 extraordinary item
Quarter ended:
 March 31                                               $    902       $    261
 June 30                                                   2,744(a)(b)      524
 September 30                                                645            430
 December 31                                                 507            701
                                                        -----------------------
Total                                                   $  4,798       $  1,916
                                                        -----------------------
Net income (loss)
Quarter ended:
 March 31                                               $    617       $    165
 June 30                                                   1,855(a)(b)      313
 September 30                                                367            372
 December 31                                                 187            572
                                                        -----------------------
Total                                                   $  3,026       $  1,422
                                                        -----------------------
Earned (loss) per share
Quarter ended:
 March 31                                               $   1.87       $   0.51
 June 30                                                $      -       $   0.95
 September 30                                           $      -       $   1.13
 December 31                                            $      -       $   1.74

(a) Includes gain on sale of Alaskan operations of $2,596 ($1,815 after tax). Additional smaller amounts were recorded in the third and fourth quarters. See Note 4 of Notes to Consolidated Financial Statements.

(b) Includes costs related to BP merger of $639 ($391 after tax). Additional smaller amounts were recorded in the third and fourth quarters. See Note 11 of Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements


Note 31 Unaudited Subsequent Event

On March 28, 2001, ARCO's Board of Directors announced that it had elected to redeem all of the outstanding $3.00 and $2.80 Preference Shares on April 27, 2001.
  Shareholders of the $3.00 Cumulative Convertible Preference Stock will receive a total cash payment equal to the market value of 22.304 ADSs, as determined by the average NYSE closing prices for the BP ADSs on the last four business days before the April 27th redemption date. The number 22.304 represents the number of BP ADSs into which each share of the $3.00 Preference Stock is convertible through April 20, 2001.
  Shareholders of the $2.80 Cumulative Convertible Preference Stock will receive a total cash payment equal to the market value of 7.872 BP ADSs, as determined by the average NYSE closing prices for the BP ADSs on the last four business days before the April 27th redemption date. The number 7.872 represents the number of BP ADSs into which each share of the $2.80 Preference Stock is convertible through April 20, 2001.

                     Supplemental Information (Unaudited)


Oil and Gas Producing Activities

The Securities and Exchange Commission (SEC) defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
  Petroleum reserves are estimated by the Company's engineers. The estimates include reserves in which ARCO holds an economic interest under production-sharing and other types of operating agreements with foreign governments.
  Reserves attributable to certain oil and gas discoveries were not considered proved as of December 31, 2000 due to geological, technical or economic uncertainties. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs. Proved reserves also do not include any reserves attributable to ARCO's 8% interest in LUKOIL, a Russian oil company. Natural gas liquids comprise 13% of petroleum liquid proved reserves.
  ARCO has no long-term supply contracts to purchase petroleum liquids or natural gas from foreign governments.
  The most significant activity during 2000 was the sale of all ARCO's Alaskan oil and gas properties. Changes in proved reserves for the years ended Decem-ber 31 were as follows:

                         Petroleum Liquids (million barrels)                    Natural Gas (billion cubic feet)
                    -------------------------------------------------------------------------------------------------
                            Consolidated                                        Consolidated
                     ----------------------------     Other              ----------------------------     Other
                       U.S.  International  Total  Reserves/1/ Worldwide   U.S.  International  Total  Reserves/1/ Worldwide
----------------------------------------------------------------------------------------------------------------------------
Reserves at
 January 1, 1998      2,131       520       2,651       48       2,699    4,988      3,417      8,405       67       8,472
                    ------------------------------------------------------------------------------------------------------
Revisions                72       (13)         59        2          61       33        (95)       (62)      (1)        (63)
Improved
 recovery                30         -          30        -          30        6          5         11        -          11
Purchases                42       279         321       13         334       74      1,333      1,407      349       1,756
Exchanges              (119)        -        (119)       -        (119)     184          -        184        -         184
Extensions and
 discoveries             88         1          89        -          89      367          -        367        -         367
Production             (192)      (46)       (238)      (2)       (240)    (429)      (325)      (754)     (14)       (768)
Consumed                  -         -           -        -           -      (79)        (9)       (88)       -         (88)
Sales                    (9)       (3)        (12)       -         (12)     (27)         -        (27)       -         (27)
                    ------------------------------------------------------------------------------------------------------
Reserves at
 December 31,
 1998                 2,043       738       2,781       61       2,842    5,117      4,326      9,443      401       9,844
                    ------------------------------------------------------------------------------------------------------
Revisions               119        46         165        8         173       59        (58)         1       73          74
Improved
 recovery                51         4          55        -          55       47          -         47        -          47
Purchases                 7        65          72        6          78      137          3        140      416         556
Extensions and
 discoveries            121         -         121        -         121      380          -        380        -         380
Production             (169)      (56)       (225)      (3)       (228)    (460)      (379)      (839)     (29)       (868)
Consumed                  -         -           -        -           -      (80)       (11)       (91)       -         (91)
Sales                   (13)      (83)        (96)       -         (96)     (42)         -        (42)       -         (42)
                    ------------------------------------------------------------------------------------------------------
Reserves at
 December 31,
 1999                 2,159       714       2,873       72       2,945    5,158      3,881      9,039      861       9,900
                    ------------------------------------------------------------------------------------------------------
Revisions                (3)       (3)         (6)       5          (1)    (221)      (566)      (787)     (80)       (867)
Improved
 recovery                 9        21          30        -          30      102          -        102        -         102
Purchases                 -         -           -        -           -       56          -         56        -          56
Extensions and
 discoveries             16         2          18        -          18      100         20        120        -         120
Production/Consumed     (82)      (44)       (126)      (2)       (128)    (482)      (359)      (841)     (27)       (868)
Sales                (1,648)     (119)     (1,767)       -      (1,767)  (1,872)       (25)    (1,897)       -      (1,897)
                    ------------------------------------------------------------------------------------------------------
Reserves at
 December 31,
 2000                   451       571       1,022       75       1,097    2,841      2,951      5,792      754       6,546
                    ------------------------------------------------------------------------------------------------------
Proved developed
 reserves:
 At January 1,
  1998                1,821       204       2,025        7       2,032    4,467      1,643      6,110       10       6,120
 At December 31,
  1998                1,582       292       1,874       36       1,910    4,480      2,487      6,967      343       7,310
 At December 31,
  1999                1,562       365       1,927       42       1,969    4,439      2,323      6,762      330       7,092
 At December 31,
  2000                  311       322         633       43         676    2,464      1,981      4,445      220       4,665

--------
/1/Comprises reserves attributable to ARCO's ownership interest in equity affiliates.

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

                                      2000                          1999                           1998
                  ---------------------------------------------------------------------------------------------------
Millions                     U.S. International   Total    U.S. International   Total     U.S. International    Total
 --------------------------------------------------------------------------------------------------------------------
Proved properties         $10,320    $9,193     $19,513 $17,112    $11,222    $28,334 $ 16,348   $ 11,345    $ 27,693
Unproved properties           880       986       1,866     428      1,153      1,581      622      1,142       1,764
                  ---------------------------------------------------------------------------------------------------
                           11,200    10,179      21,379  17,540     12,375     29,915   16,970     12,487      29,457
Accumulated
 depreciation,
 depletion and
 amortization               5,676     4,211       9,887  10,782      5,163     15,945   10,569      4,789      15,358
                  ---------------------------------------------------------------------------------------------------
Net capitalized costs       5,524     5,968      11,492   6,758      7,212     13,970    6,401      7,698      14,099
                  ---------------------------------------------------------------------------------------------------
Net capitalized costs of
 equity affiliates*             -       424         424       -        385        385        -        338         338
                  ---------------------------------------------------------------------------------------------------
Total                     $ 5,524    $6,392     $11,916 $ 6,758    $ 7,597    $14,355 $  6,401   $  8,036    $ 14,437
                  ---------------------------------------------------------------------------------------------------

--------
*ARCO's share

                     Supplemental Information (Unaudited)


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

                                       2000                        1999                        1998
              ----------------------------------------------------------------------------------------------
Millions                 U.S. International  Total   U.S. International  Total   U.S. International   Total
------------------------------------------------------------------------------------------------------------
Property acquisition
 costs:
 Proved properties     $   93    $    -     $   93   $149        $   28 $  177 $  235        $2,594  $2,829
 Unproved
  properties               18         -         18     14             5     19     72           512     584
Exploration costs         328        60        388    316           159    475    306           376     682
Development costs         856       501      1,357    875           832  1,707  1,102         1,200   2,302
              ----------------------------------------------------------------------------------------------
Total expenditures      1,295       561      1,856  1,354         1,024  2,378  1,715         4,682   6,397
              ----------------------------------------------------------------------------------------------
Costs incurred of
 equity affiliates*         -        54         54      -            88     88      -           499     499
              ----------------------------------------------------------------------------------------------
Total                  $1,295    $  615     $1,910 $1,354        $1,112 $2,466 $1,715        $5,181  $6,896
              ----------------------------------------------------------------------------------------------
--------
*ARCO's share

Results of operations from oil and gas producing activities (including operating overhead) for the three years ended December 31 were as follows:

                                       2000                        1999                        1998
              ----------------------------------------------------------------------------------------------
Millions                 U.S. International  Total   U.S. International  Total   U.S. International   Total
------------------------------------------------------------------------------------------------------------
Revenues:
 Sales                 $2,807        $1,937 $4,744 $1,711        $1,663 $3,374 $1,535        $1,305  $2,840
 Transfers                749             -    749  1,379             -  1,379  1,077             -   1,077
              ----------------------------------------------------------------------------------------------
                        3,556         1,937  5,493  3,090         1,663  4,753  2,612         1,305   3,917
Production costs          364           348    712    463           427    890    609           332     941
Production taxes          227            77    304    308            16    324    273            56     329
Exploration expenses      259            44    303    239           148    387    272           357     629
Depreciation,
 depletion and
 amortization             641           575  1,216    763           676  1,439    651           517   1,168
Impairment                  9           277    286      8             6     14    180         1,267   1,447
Other operating
 expenses (income)        116           123    239    209            37    246    157           169     326
              ----------------------------------------------------------------------------------------------
Results before
 income taxes           1,940           493  2,433  1,100           353  1,453    470        (1,393)   (923)
Income tax
 expense (benefit)        614           228    842    290            91    381     58          (532)   (474)
              ----------------------------------------------------------------------------------------------
Results of operations
 from oil and gas
  producing
 activities             1,326           265  1,591    810           262  1,072    412          (861)   (449)
              ----------------------------------------------------------------------------------------------
Results from equity
 affiliates*                -            26     26      -            10     10      -            (3)     (3)
              ----------------------------------------------------------------------------------------------
Total                  $1,326        $  291 $1,617 $  810        $  272 $1,082 $  412        $ (864) $ (452)
              ----------------------------------------------------------------------------------------------

--------
*ARCO's share

The difference between the above results of operations and the amounts reported for exploration and production segment net income in Note 7 of Notes to Consolidated Financial Statements is primarily gains or losses on asset sales, the exclusion of non-producing exploration and production units (Alaskan pipelines, technical support), minority interest adjustments and restructuring costs related to oil and gas operations.

                     Supplemental Information (Unaudited)

  The standardized measure of discounted estimated future net cash flows related to proved oil and gas reserves at December 31 was as follows:

                                   2000                       1999                        1998
                     -------------------------------------------------------------------------------------
Billions                  U.S. International Total   U.S. International  Total   U.S. International  Total
----------------------------------------------------------------------------------------------------------
Future cash inflows      $39.0     $19.4     $58.4 $ 53.6    $ 24.6     $ 78.2 $ 21.9     $ 16.2    $ 38.1
Future development and
 production costs          8.3       6.4      14.7   16.8       7.8       24.6   13.0        7.6      20.6
Future income tax
 expense                  10.0       3.6      13.6   12.9       5.8       18.7    2.3        2.9       5.2
                     -------------------------------------------------------------------------------------
Future net cash flows     20.7       9.4      30.1   23.9      11.0       34.9    6.6        5.7      12.3
10% annual discount        8.5       3.7      12.2   11.9       5.0       16.9    2.7        2.7       5.4
                     -------------------------------------------------------------------------------------
Standardized measure of
 discounted future net
 cash flows               12.2       5.7      17.9   12.0       6.0       18.0    3.9        3.0       6.9
                     -------------------------------------------------------------------------------------
Standardized measure of
 discounted future net
 cash
 flows of equity
 affiliates*                 -       0.8       0.8      -       0.5        0.5      -        0.1       0.1
                     -------------------------------------------------------------------------------------
Total                    $12.2     $ 6.5     $18.7 $ 12.0    $  6.5     $ 18.5 $  3.9     $  3.1    $  7.0
                     -------------------------------------------------------------------------------------

--------
*ARCO's share

Primary changes in the standardized measure of discounted estimated future net cash flows for the years ended December 31 were as follows:

Billions                                                2000   1999     1998
-----------------------------------------------------------------------------
Sales and transfers of oil and gas, net of production
 costs                                                 $(4.4) $(3.7) $  (2.7)
Extensions, discoveries and improved recovery, less
 related costs                                           1.4    1.6      0.5
Revisions of estimates of reserves proved in prior
 years:
 Quantity estimates                                     (0.8)   0.9        -
 Net changes in price and production costs              12.4   17.0    (11.3)
Purchases/sales                                         (7.3)  (0.1)     3.1
Other                                                   (0.4)  (0.5)    (0.6)
Accretion of discount                                    0.9    1.0      1.7
Development costs incurred during the period             1.4    1.7      2.3
Net change in income taxes                              (3.0)  (6.4)     2.8
                                                        --------------------
Net change                                              $0.2  $11.5  $  (4.2)
                                                        --------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          EXECUTIVE OFFICERS OF ARCO

  SEC rules require the designation by the company of its officers who are deemed "executive officers" for purposes of the proxy rules and insider reporting rules. The employees named below are ARCO's executive officers as of March 1, 2001. Designations for operating units have changed over time; names given are those in effect at time position was held.

ROBERT A. MALONE, Age 49

President of ARCO since November 13, 2000. Presently Regional President of BP Amoco p.l.c., and Vice President of BP America Inc. and BP Amoco p.l.c. since August 2000. President of Alyeska Pipeline Service Company, a subsidiary of BP America Inc., from September 1, 1996 to June 15, 2000; President of BP Pipelines (Alaska) Inc., a subsidiary of BP America Inc., from April 1, 1994 to September 1, 1996.

JACK E. GOLDEN, Age 52

Executive Vice President of ARCO since December 2000. Group Vice President of BP since 1997. President, BP Exploration Inc. from 1994 to 1997. Director of Amoco (U.K.) Exploration Company since April 1999; and a Director of BP Exploration (Alaska) Inc. since June 1999. Previously held position as a Director of various BP subsidiaries.

JOHN R. THOMAS, Age 44

Executive Vice President of ARCO since December 2000. From May 1995 to March 1998, Mr. Thomas has held various positions with BP.

IAN SPRINGETT, Age 43

Vice President and Chief Financial Officer of ARCO since October 2000. Vice President and Chief Financial Officer of BP America Inc. and of BP Amoco Corporation, two wholly owned subsidiaries of BP, since October 2000. From August 1985 to September 2000 Mr. Springett has held various positions with BP.

                               DIRECTORS OF ARCO

  Set forth below are the members of the Board of Directors of ARCO at March 1, 2001. All of the directors are employees of BP or its wholly owned subsidiaries other than ARCO or Vastar.

 ROBERT D. AGDERN         51  Chairman of ARCO since June 23, 2000 and Director
                              since April 18, 2000. President of ARCO from
                              April 18, 2000-November 13, 2000. Director and
                              President of BP America Inc. and BP Amoco
                              Corporation, two wholly owned subsidiaries of BP
                              from April 2000 to November 2000. Vice President
                              of both companies since November 2000. Vice
                              President and General Counsel of both companies
                              from April 1999-April 2000. Between 1975 and
                              April 1999, Mr. Agdern has held various positions
                              with Amoco Corporation.

 DONALD E. PACKHAM        50  Director of ARCO since September 18, 2000. Vice
                              President, Human Resources of ARCO since August
                              1, 2000. Senior Vice President, Human Resources
                              of BP since August 1, 2000. Vice President, Human
                              Resources Integration from February 1999 to July
                              2000. From October 1993 to January 1999, Mr.
                              Packham held various positions with BP.

 JAMES G. NEMETH          42  Director of ARCO since April 18, 2000. Vice
                              President and General Tax Officer of BP Amoco
                              Corporation since April 1999; General Tax Officer
                              of BP America Inc. since June 1996; Head of
                              Taxation of BP Australia Ltd, a wholly owned
                              subsidiary of BP, between October 1993 and June
                              1996.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Executive officers and directors and "beneficial owners" of more than ten percent of the common stock or either class of the Preference Stocks must file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange pursuant to Section 16(a).
  None of the executive officers or directors own any equity securities of ARCO. We have reviewed the reports and written representations from the executive officers and directors. Due to inadvertent oversights, certain employees of BP who were elected as officers and Directors of ARCO following the merger failed to file timely reports on Form 3. In all cases, the late report on Form 3 showed that no equity securities of ARCO were owned by any of these employees of BP. On July 18, 2000, Form 3s were filed by the following persons elected to their positions on April 18, 2000: Robert D. Agdern, director and President; John F. Campbell, director and Vice President; James
G. Nemeth, Director and Vice President; Eileen A. Kamerick, Chief Financial Officer and Vice President; David H. Welch, Executive Vice President; and Roger E. Williams, Executive Vice President. On January 4, 2001, Form 3s were filed by the following persons elected to their positions on the date indicated in parentheses following their names: Robert A. Malone, President (November 13, 2000); Donald E. Packham, Director (September 18, 2000); and Ian Springett, Chief Financial Officer and Vice President (October 2, 2000).

ITEM 11.  EXECUTIVE COMPENSATION

      PRE-MERGER AND CHANGE OF CONTROL COMPENSATION OF CERTAIN OF ARCO'S
                           FORMER EXECUTIVE OFFICERS

                Change of Control Benefits Received by Certain
                        Former ARCO Executive Officers

General

As a result of the merger of ARCO into BP, effective April 18, 2000, ARCO employees terminated following the merger, including the former executive officers became eligible for the benefits described herein. In accordance with the proxy rules under the Securities & Exchange Act of 1934, described below are the change of control benefits received by three former executive officers of ARCO named below.

ARCO's Change of Control Arrangements Effective Upon Merger

Pursuant to the merger agreement between BP and ARCO, the consummation of the merger was considered a change of control within the meaning of ARCO's various change of control arrangements. BP and ARCO agreed that all of the change of control provisions would become operative immediately following the consummation of the merger. The merger agreement also specifically provided that all ARCO stock-related benefits automatically would be converted into the right to purchase or receive BP Amoco ordinary shares, which were issued in the form of BP ADSs.

Severance Benefits
The employment of all executive officers was terminated following the change of control. Severance benefits included:

  (1) an enhancement of the normal retirement benefit, known as the "5+5" be-cause the enhancement adds five years of age and five years of service to the normal retirement benefit, payable in the form of a lump sum or an annuity,
  (2) a severance benefit equal to the product of one and one-half weeks of pay for each year of continuous service, capped at 36 weeks of pay, payable in a lump sum,
  (3) payment of the executive's pro-rated target Annual Incentive Plan (AIP) award, and
  (4) the continuation of health, dental and life insurance coverage for 36 months.


Other Change of Control Benefits
All executive officers, regardless of post-merger employment status, received the following benefits upon the merger:

  (1) crediting of prospective dividend share credits (future undeclared and unpaid dividends),
  (2) vesting of a pro-rated number of shares in respect of contingent stock awards,
  (3) lifting of restrictions on restricted stock, and
  (4) vesting of previously unvested stock options, other than options issued after April 1, 1999.

  In addition to the change of control-related benefits, upon termination of employment, each of the named executive officers received normal retirement benefits, including payments under the retirement plan, the supplementary ex-ecutive retirement plan and the executive deferral plan, and continued to hold previously vested options and other stock rights. The date of actual receipt of certain of the retirement benefits depended on an individual's age and length of service at the time of termination and on individual payout elec-tions.
  Prospective Dividend Share Credits (DSCs). Under ARCO's Executive Long-Term Incentive Plan (LTIP), for all option grants made prior to 1997, DSCs are credited to an optionee's account whenever dividends are declared on

ARCO common stock. The number of credits is computed by multiplying the dividend rate per share times the sum of (1) the number of eligible options and (2) the number of DSCs then accrued and then dividing the resulting number by the stock price on the dividend record date. Upon exercise of options having the right to DSCs, the option holder is entitled to receive an additional number of shares equal to the number of DSCs then accrued with respect to the options being exercised. The number of prospective DSCs yet to be accrued for the remaining term of a particular option grant were accelerated and vested effective April 17, 2000.
  Conversion and Vesting of Contingent Restricted Stock. Under the LTIP, since 1997, grants of contingent restricted stock have been awarded having one- to three-year performance periods. At the conclusion of the performance period, grants of restricted stock are made in amounts ranging from zero to three times the number of contingent shares awarded, depending on ARCO's performance relative to a peer group of other oil and gas companies. Effective April 17, 2000 upon the change of control, a prorated number of shares of common stock were granted based on the portion of the performance cycle completed for the outstanding 1998 and 1999 grants of contingent restricted stock.
  Restricted Stock. Under the LTIP, performance based restricted stock was granted in 1999 and 2000, with each grant having a two-year restricted period. Prior to the merger, dividends paid after the grant date were reinvested in additional restricted stock. The restricted stock vested immediately upon the consummation of the merger.
  Unvested Options. All unvested options granted prior to April 1, 1999, none of which had the right to DSCs, vested on the merger date. The unvested options granted for 1999 in February 2000 did not vest on the merger, nor did they have the right to DSCs. In addition, the net value of each executive's vested options (and related DSCs) had accrued to his or her account regardless of the change of control provisions.

Indemnification, Directors' and Officers' Insurance
BP has agreed to indemnify and provide directors' and officers' liability insurance through April 18, 2006 for individuals who were directors or officers of ARCO prior to April 18, 2000 for their acts or omissions in that capacity.

                    Pre-Merger and Change of Control Summary
                               Compensation Table

                                                                              Long-Term
                                                                             Compensation
                                                                          ------------------
                                         Annual Compensation              Awards   Payouts
                               ------------------------------------------ ------- ----------
                                                             Other Annual  ARCO      ARCO     All Other
                                        Salary               Compensation Options Restricted Compensation
     Name & Position           Year       ($)     Bonus ($)      ($)        (#)   Stock (#)      ($)
                                                                 (2)        (3)      (4)         (5)
   ------------------------------------------------------------------------------------------------------
     Mike R. Bowlin            2000(1) $ 407,077 $   345,915  $  28,118        --   12,977   $ 1,607,601
     Chairman of the Board     1999    $ 980,000 $ 1,557,710  $  14,377   217,329   18,220   $   131,270
     Chief Executive Officer   1998    $ 980,000 $   740,000  $ 167,131   131,986    3,036   $   117,722
   ------------------------------------------------------------------------------------------------------
     Michael E. Wiley          2000(1) $ 270,000 $   202,459  $  13,141        --    5,057   $   858,297
     President                 1999    $ 642,308 $   841,500  $  16,731    96,436    7,100   $    89,432
     Chief Operating Officer   1998    $ 525,769 $   332,500  $  42,984   140,902    1,183   $    59,553
   ------------------------------------------------------------------------------------------------------
     Marie L. Knowles          2000(1) $ 207,692 $   134,973  $  14,804        --    5,057   $   729,667
     Executive Vice President  1999    $ 500,000 $   662,010  $  13,244    74,560    7,100   $    82,193
     Chief Financial Officer   1998    $ 500,000 $   310,000  $  47,437    46,571    1,183   $    67,069

Notes to Summary Compensation Table

(1) All information in this chart for the year 2000 covers the period January 1-June 1, 2000. Messrs. Bowlin and Wiley and Mrs. Knowles resigned as officers and directors of ARCO on April 18, 2000 concurrently with the merger of ARCO with BP Amoco, and retired from employment with ARCO on June 1, 2000.

(2) Other Annual Compensation. "Other Annual Compensation" includes amounts of tax gross-ups for financial counseling reimbursements and for certain other items reported under IRS rules as imputed income.

(3) Types of Option Grants. Prior to the merger of ARCO into BP Amoco, options exercisable for common stock of ARCO were issued under ARCO's Executive Long-Term Incentive Plan (LTIP). All information herein relates to the number of options for ARCO common stock. Pursuant to the merger agreement, all options for ARCO common stock became converted into rights to BP ADSs. Two types of option grants were made under the LTIP for the years 1998 and 1999. No option grants were made for 2000 in 2001:

   . re.u.ar a..ua. optio. .ra.ts made i. Fe.ruary of each year for the precedi.. fisca. year

   . specia. .ra.ts upo. promotio.s a.d other specia. circumsta.ces.

   Special grants. Special grants were as follows:

   Mr. Wiley
    President and Chief Operating Officer........... 82,300 options October 1998

Number of Dividend Share Credits. The number of dividend share credits accrued during each period with respect to ARCO options granted prior to 1997 are shown below.

                 2000*  1999   1998
                 ----- ------ ------
   Mr. Bowlin    5,986 20,796 22,150
   Mr. Wiley      none   none   none
   Mrs. Knowles  1,170  3,898  4,475

--------
* Accrued through April 17, 2000.

Notes to Pre-Merger and Change of Control Summary Compensation Table

Computation of Dividend Share Credits. Prior to the merger, dividend share credits were allocated to an optionee's account whenever dividends were declared on common stock. The number of credits is computed by

   . multiplying the dividend rate per share times

    (1) the number of eligible options plus
    (2) the number of dividend share credits then accrued

   . and dividing the resulting number by the fair market value of the common stock on the dividend record date.

   Prior to the merger the value of the accrued dividend share credits was not fixed until the eligible options were exercised. The value, which was received in shares of stock or cash, was equal to the number of accrued credits allocated to the options being exercised multiplied by the fair market value of the common stock on the date of exercise. Until the option exercise date the optionee had no right to their value. Following the merger, all dividend share credits were vested and were converted into BP ADSs.

(4) Restricted Stock Awards. The Executive Long-Term Incentive Plan was amended in 1997 to provide for grants of restricted stock. Prior to the merger participants could earn restricted stock based on ARCO's total return to shareholders as measured against that of a peer group. The table shows the normal lifting of restrictions on the 1998 grant of restricted stock on February 23, 2000, before the re-investment of dividends.

  On the merger date, restrictions were also lifted on the 1999 and 2000 grants of restricted stock. The fair market value of ARCO Common Stock converted to ADSs on April 18, 2000, was $47.75 per ADS. The values of the restricted shares to each of the named officers on this date were:

     Mr. Bowlin   35,025 shares $  1,672,446
     Mr. Wiley    13,648 shares $    651,716
     Mrs. Knowles 13,648 shares $    651,716

  Values for 1998 and 1999 Grants. The value of the shares of restricted stock awarded for the years 1998 and 1999, based on the fair market value of $79.59 per share on April 17, 2000, for each named officer is shown below:

     Mr. Bowlin   $  7,698,732
     Mr. Wiley    $  3,178,082
     Mrs. Knowles $  2,891,208

  Acceleration and Vesting of Outstanding Contingent Restricted Stock Following Change of Control. Pursuant to the change of control provisions in the merger agreement, outstanding shares of contingent restricted ARCO stock were converted into ADSs of BP effective May 2, 2000. The value of the total ADSs granted, based on a fair market value of $51.4375 per ADS, to each of the named officers was as follows:

     Mr. Bowlin   $  5,175,258
     Mr. Wiley    $  2,194,757
     Mrs. Knowles $  1,887,883

Notes to Pre-Merger and Change of Control Summary Compensation Table

 (5) All Other Compensation includes the amounts shown below:

                                                                        Mrs.
                                         Year Mr. Bowlin  Mr. Wiley   Knowles
                                         ---- ----------- ---------- ----------
   Executive Supplementary Savings Plan
    contributions                        2000 $    32,566 $   21,600 $   16,615
                                         1999 $    78,400 $   51,385 $   40,000
                                         1998 $    78,400 $   42,061 $   40,000
   Financial Counseling reimbursements   2000 $    13,200 $   11,600 $   13,200
                                         1999 $    13,200 $   19,400 $   17,200
                                         1998 $     8,000 $       -- $    8,000
   Executive Life Insurance Plan*        2000 $    14,962 $    6,827 $    7,301
                                         1999 $    39,670 $   18,647 $   24,993
                                         1998 $    27,509 $   10,455 $   15,312
   Long-Term Disability Plan imputed
    income                               2000
                                         1999 $        -- $       -- $       --
                                         1998 $     3,813 $    7,037 $    3,757
   Pay-in-lieu of vacation**             2000 $   113,077 $   62,500 $   48,077
                                         1999          --         --         --
                                         1998          --         --         --
   Pay-in-lieu of Notice**               2000 $    45,231 $   30,000 $   23,077
                                         1999          --         --         --
                                         1998          --         --         --
   Severance Benefit of 1 1/2 weeks
    pay/year of service**                2000 $   678,462 $  450,000 $  346,154
                                         1999          --         --         --
                                         1998          --         --         --
   Pro-rated AIP**                       2000 $   345,945 $  202,459 $  134,973
                                         1999          --         --         --
                                         1998          --         --         --
   Cash Payment in lieu of Partial
    Restricted Stock Award***            2000 $   725,065 $  282,545 $  282,545
                                         1999          --         --         --
                                         1998          --         --         --
   Enhanced 5+5 Retirement****           2000 $ 6,297,412 $4,215,975 $3,283,512
                                         1999          --         --         --
                                         1998          --         --         --

     * SEC rules require the reporting of value received in respect of executive life insurance. These numbers have been calculated pursuant to SEC rules.

    ** Amounts represent severance benefits paid upon retirement of the named executive officers following the merger.

   *** Payment resulted from a recalculation of the performance multiple for the 2000 grant of restricted stock.

  **** Amounts represent enhanced component included in lump sum payment of retirement benefit at termination.

                   Aggregated ARCO Option Exercises in 2000
                            and ARCO Option Values
                             As of April 17, 2000

                                                                       Value of in-the-Money
                                                 Total Number           Unexercised Options
                    ARCO Shares            of Unexercised Options(1)          (2)(3)
                     Acquired     Value    ------------------------- -------------------------
                    on Exercise  Realized  Exercisable Unexercisable Exercisable Unexercisable
       Name           (#)(4)       ($)         (#)          (#)          ($)          ($)

----------------------------------------------------------------------------------------------
  M. R. Bowlin(5)     15,664    $1,065,152   658,674      346,053    $14,011,559  $4,583,597

----------------------------------------------------------------------------------------------
  M. E. Wiley(5)           0             0   112,966      210,070    $ 1,276,856  $2,619,691

----------------------------------------------------------------------------------------------
  M. L. Knowles(5)         0             0   168,277      125,306    $ 3,069,195  $1,621,523

-------------------------------------------------------------------------------

Notes to Option Exercise Table

(1) Prior to the merger, options awarded prior to 1997 carried with them the right to a potential payment in respect of dividend share credits. See Note (3) of Notes to Pre-Merger Summary Compensation Table.

(2) Closing price of ARCO common stock on April 17, 2000 was $79.59.

(3) For illustrative purposes only, set forth below are the hypothetical aggregate values of both in-the-money exercisable options and unexercisable options, including the value of the dividend share credits accrued through April 17, 2000, in respect of options granted prior to 1997. These calculations assume these options were exercised on April 17, 2000, at the closing price of $79.59. All unexercisable in-the-money options were granted in 1997 or later and therefore do not carry with them the right to dividend share credits.

                        In-the-Money Option Values,
                  Including Dividend Share Credit Values
                             at April 17, 2000
                 -----------------------------------------
                 Exercisable Options Unexercisable Options
                 ------------------- ---------------------
   Mr. Bowlin        $24,120,475          $4,583,597
   Mr. Wiley         $ 1,276,856          $2,619,691
   Mrs. Knowles      $ 4,334,266          $1,621,523

(4) Represents number of options exercised; underlying shares were sold for "value realized."

(5) Vesting of Prospective Dividend Share Credits. Pursuant to the merger agreement, the number of prospective dividend share credits yet to be accrued for the remaining term of outstanding options vested upon the change of control. At April 17, 2000, the number and value of these prospective dividend share credits were as follows:

                 Number    Value
                 ------- ----------
   Mr. Bowlin    109,848 $8,743,240
   Mr. Wiley           -          -
   Mrs. Knowles   26,161 $2,082,243

                     Estimated Regular Retirement Benefits

  The following table shows estimated annual regular pension benefits payable to officers and other key employees upon retirement on January 1, 2001 at age 65 under the provisions of ARCO's qualified pension plan as well as its non-qualified supplementary retirement plan, based on remuneration and years of service.


    Average
     final
   earnings
  (average of
    highest
     three
  consecutive
   years of
  base salary
     plus
    Annual
   Incentive                 Approximate annual benefit for years of
     Plan                      membership service indicated(1)(2)
    awards)
                    -----------------------------------------------------------
                15 Years  20 Years  25 Years   30 Years    35 Years    40 Years
--------------------------------------------------------------------------------
  $2,250,000    $ 518,000 $ 691,000 $ 864,000 $ 1,037,000 $ 1,210,000 $ 1,373,000
   2,000,000      461,000   614,000   768,000     921,000   1,075,000   1,220,000
   1,750,000      403,000   537,000   672,000     806,000     940,000   1,067,000
   1,500,000      345,000   460,000   575,000     690,000     806,000     914,000
   1,250,000      287,000   383,000   479,000     575,000     671,000     761,000
   1,000,000      230,000   306,000   383,000     459,000     536,000     609,000
     750,000      172,000   229,000   287,000     344,000     401,000     456,000
     500,000      114,000   152,000   190,000     228,000     267,000     303,000
     250,000       56,000    75,000    94,000     113,000     132,000     150,000

Notes To Estimated Regular Retirement Benefits.

(1) The amounts shown are based upon a number of assumptions, including:

  . Retirement date of January 1, 2001.

  . Payment option: benefit for the life of employee, with a minimum payment period of 60 months. If a lump sum or other payment option is elected, the amount will change.

  . Benefits are not subject to deduction for Social Security benefits or other offsets.

(2) Credited years of service at retirement date of June 1, 2000:

   Mr. Bowlin    31 years, 5 months
   Mr. Wiley     28 years
   Mrs. Knowles  27 years, 6 months

            POST-MERGER COMPENSATION OF CURRENT EXECUTIVE OFFICERS

                    Post-Merger Summary Compensation Table

                                                                 Long-Term
                                                                Compensation
                                                             ------------------
                                   Annual Compensation       Awards   Payouts
                              ------------------------------ ------- ----------
                                                Other Annual                     All Other
                                   Salary Bonus Compensation Options Restricted Compensation
     Name & Position          Year  ($)    ($)      ($)        (#)   Stock (#)      ($)
   -----------------------------------------------------------------------------------------
     R. A. Malone,            2000  (1)    (1)      (1)             (2)             (3)
     President
   -----------------------------------------------------------------------------------------
     J. E. Golden,            2000  (1)    (1)      (1)             (2)             (3)
     Vice President
   -----------------------------------------------------------------------------------------
     J. R. Thomas,            2000  (1)    (1)      (1)             (2)             (3)
     Vice President
   -----------------------------------------------------------------------------------------
     Ian Springett,           2000  (1)    (1)      (1)             (2)             (3)
     Vice President and
     Chief Financial Officer

Notes to Post-Merger Summary Compensation Table

(1) Annual Compensation. None of the named executive officers received any compensation from ARCO for their services. All of the named executive officers are employees of BP or its wholly owned subsidiaries other than ARCO or Vastar. Any amounts shown for salary or bonus represent the pro rata portion of the amount paid to the officer in his capacity as a BP employee in respect of the portion of his time allocable to activities as an officer of ARCO. The pro rated amount for each of the named officers was less than $100,000 and not required to be disclosed pursuant to SEC rules. Since BP became the owner of all of the common stock of ARCO following the merger, BP determined that the organization of its business operations obviated the need for a chief executive officer of ARCO. BP organizes its businesses according to functional relationships and not according to corporate identity.

(2) Long-Term Compensation. No amounts are shown, because all equity-related long-term compensation was payable in BP equity securities and not in ARCO equity securities.

(3) All Other Compensation. Any amounts payable in respect of other employee benefits were paid pursuant to BP benefit plans, and hence are not shown in this chart.

Compensation of Directors

None of the members of the Board of Directors receives any compensation from ARCO for their services. All of the members of the Board are employees of BP or wholly owned subsidiaries other than ARCO or Vastar.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               Voting Stock of ARCO Owned by "Beneficial Owner"

  The following is the only entity known by ARCO to own beneficially more than five percent of any class of the company's voting securities as of February 1, 2001.

    Title of Class        Name and Address       Number of Shares       Percent of Class
----------------------------------------------------------------------------------------
 Common Stock          BP Amoco p.l.c.            327,436,320(*)              100%
                       Britannic House
                       1 Finsbury Circus
                       London EC2M 71BA

* The total number of shares of outstanding common stock, none of which are registered with the SEC or publicly traded, is based on information furnished to ARCO by BP. These shares are owned by BP through BP America, a wholly owned Delaware subsidiary of BP which owns 324,711,290 shares. The remaining 2,725,030 shares are owned by CH-Twenty, Inc., a wholly owned Delaware subsidiary of ARCO. BP has indirect sole voting, dispositive and investment power over all of the common stock of ARCO, and is the controlling shareholder of ARCO.

             Stock of BP Owned by Directors and Executive Officers

  None of the directors or executive officers of ARCO owns any shares of the common or Preferred Stocks of ARCO. As employees of subsidiaries of BP other than ARCO, they participate in United States employee stock compensation plans. This table indicates the number of ADS Shares of BP, the indirect controlling shareholder of ARCO, owned by the executive officers and directors as of February 1, 2001. This number includes options exercisable within 60 days of February 1, 2001. The total number of shares in BP owned by all directors and executive officers is less than 1%. Each individual has sole voting and investment power for the shares indicated below.

                                       Aggregate Number   Aggregate Number
                                            of ADSs        of BP Ordinary
                                         Beneficially     Shares Owned as
                                          Owned as of      of February 1,
         Name                          February 1, 2001         2001
--------------------------------------------------------------------------
   Robert D. Agdern(1)                      182,096              --
--------------------------------------------------------------------------
   J. E. Golden(2)                          47,771               --
--------------------------------------------------------------------------
   Robert A. Malone(3)                      35,366               --
--------------------------------------------------------------------------
   James G. Nemeth(4)                       16,967             5,044
--------------------------------------------------------------------------
   Donald E. Packham(5)                     43,239               --
--------------------------------------------------------------------------
   Ian Springett(6)                          1,480             9,600
--------------------------------------------------------------------------
   J. R. Thomas(7)                           2,908             86,899
--------------------------------------------------------------------------
   All directors and executive
   officers as a group(8)                   329,827           101,543

(1) Includes 167,621 options exercisable within 60 days of February 1, 2000, 3,222 shares held jointly with his spouse, as to which Mr. Agdern shares investment and voting power, and shares held in BP benefit plans.

(2) Includes 7,142 options and 29,736 SARs exercisable within 60 days as of February 1, 2001, and shares held in BP benefit plans.

(3) Includes 8,458 options and 7,000 SARs exercisable within 60 days of February 1, 2001, and shares held in BP benefit plans.

(4) Includes 4,334 options and 9,600 SARs exercisable within 60 days of February 1, 2001 and shares held in BP benefit plans.

(5) Includes 7,142 options and 29,736 SARs exercisable within 60 days of February 1, 2000 and shares held in BP benefit plans.

(6) Includes 9,600 options exercisable within 60 days of February 1, 2001.

(7) Includes options for 1,408 ADSs and SARs for 14,700 ADSs and options for 64,000 BP Ordinary Shares exercisable within 60 days of February 1, 2001.

(8) See notes (1)-(7).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                            Controlling Shareholder

  BP is the controlling shareholder of ARCO because it owns all of the outstanding common stock of ARCO.

                          Related Party Transactions

  Sales to and purchases from BP or its subsidiaries consisted primarily of the sale or purchase of petroleum liquids and natural gas. Related party interest in 2000 relates to an intercompany receivable from BP that has been outstanding since the sale of Alaskan operations in the second quarter 2000. Pursuant to the terms of the Merger Agreement, BP has assumed certain obligations of ARCO, all relating to compensation and other employee benefit matters, following the merger. See Note 3 of Notes to Consolidated Financial Statements.

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

     3.3 Guarantee dated February 1, 2001 given by BP Amoco p.l.c. in favor of holders of $2.80 Cumulative Convertible Preference Stock, filed herewith.

     3.4 Notice of Redemption dated March 28, 2001 calling for redemption of all outstanding shares of $2.80 Cumulative Convertible Preference Stock on April 27, 2001, filed herewith.

     3.5 Guarantee dated February 1, 2001 given by BP Amoco p.l.c. in favor of holders of $3.00 Cumulative Preference Stock, filed herewith.

     3.6 Notice of Redemption dated March 28, 2001 calling for redemption of all outstanding shares of $3.00 Cumulative Convertible Preference Stock on April 27, 2001, filed herewith.

     4.1 Indenture dated as of May 15, 1985 between ARCO and The Chase Manhattan Bank, N.A., filed with the Commission on January 27, 1999 as Exhibit 4.2 to ARCO's Registration Statement on Form S-3 (No. 333-71293), under File No. 1-1196 and incorporated herein by reference.

     4.2 Indenture, dated as of January 1, 1992, between ARCO and The Bank of New York, filed with the Commission on January 27, 1999 as Exhibit 4.3 to ARCO's Registration Statement on
                Form S-3 (No. 333-71293, under File No. 1-1196) and incorpo-rated herein by reference.

     4.3 Instruments defining the rights of holders of long-term debt which is not registered under the Securities Exchange Act of 1934 are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

(b) Reports on Form 8-K:

  The following Current Reports on Form 8-K were filed during the quarter ended December 31, 2000, and thereafter through March 28, 2001:

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATLANTIC RICHFIELD COMPANY

                                                  /s/ Robert A. Malone
                                          By: _________________________________
                                                    Robert A. Malone
                                            President and Principal Executive
                                                         Officer


March 30, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----


      /s/ Robert D. Agdern           Chairman of the Board         March 30, 2001
  __________________________________
          Robert D. Agdern



      /s/ James G. Nemeth            Director                      March 30, 2001
____________________________________

          James G. Nemeth

     /s/ Donald E. Packham           Director                      March 30, 2001
____________________________________
         Donald E. Packham

       /s/ Ian Springett             Vice President and Chief      March 30, 2001
____________________________________  Financial Officer
           Ian Springett

      /s/ Charles L. Hall            Principal Accounting Officer  March 30, 2001
____________________________________
          Charles L. Hall

                                                                     SCHEDULE II

            ATLANTIC RICHFIELD COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (millions of dollars)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         (Column A)          (Column B)    (Column C)    (Column D) (Column E)
------------------------------------------------------------------------------
                                           Additions
                                        ----------------
                             Balance at Charged Charged  Deductions Balance at
                             beginning    to    to other    from     close of
        Description          of period  income  accounts  reserves    period
------------------------------------------------------------------------------
Year 2000
Amounts deducted from
 applicable assets:
  Accounts receivable.......   $   35    $ --     $ --      $  2(a)   $   33
  Affiliated companies
   accounted for on the
   equity method............        8      --       --        --           8
  Other investments and
   long-term receivables....       --      56       --        --          56
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........    1,154      86       --       928         312
  Reduction in force........       45     171       60       145         131
  Insurance ................      169      12       --        27         154
  Environmental remediation.      686     521       --       109       1,098
  Other.....................      318      64       28        99         311
Year 1999
Amounts deducted from
 applicable assets:
  Accounts receivable.......   $    5    $  1     $ 29       $--      $   35
  Affiliated companies
   accounted for on the
   equity method............        8      --       --        --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........    1,058     142       --        46       1,154
  Reduction in force........      131      24        2       112          45
  Insurance ................      174      19       --        24         169
  Environmental remediation.      870      53        4       241         686
  Other.....................      395      26       --       103         318

Year 1998
Amounts deducted from
 applicable assets:
  Accounts receivable.......   $    3    $  2     $ --      $ --      $    5
  Affiliated companies
   accounted for on the
   equity method............        8      --       --        --           8
Reserves included in other
 deferred liabilities and
 credits and other current
 liabilities:
  Dismantlement, restoration
   and reclamation..........      966      64       73        45       1,058
  Reduction in force........       73     185       79       206         131
  Insurance ................      158      48       --        32         174
  Environmental remediation.      722     234       --        86         870
  Other.....................      151     363       --       119         395

--------
(a) Write-off for uncollectible accounts, net of recoveries.

                                 EXHIBIT INDEX

 Exhibit No.    Description
 -----------    -----------

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

     3.3 Guarantee dated February 1, 2001 given by BP Amoco p.l.c. in favor of holders of $2.80 Cumulative Convertible Preference Stock, filed herewith.

     3.4 Notice of Redemption dated March 28, 2001 calling for redemption of all outstanding shares of $2.80 Cumulative Convertible Preference Stock on April 27, 2001, filed herewith.

     3.5 Guarantee dated February 1, 2001 given by BP Amoco p.l.c. in favor of holders of $3.00 Cumulative Preference Stock, filed herewith.

     3.6 Notice of Redemption dated March 28, 2001 calling for redemption of all outstanding shares of $3.00 Cumulative Convertible Preference Stock on April 27, 2001, filed herewith.

     4.1 Indenture dated as of May 15, 1985 between ARCO and The Chase Manhattan Bank, N.A., filed with the Commission on January 27, 1999 as Exhibit 4.2 to ARCO's Registration Statement on Form S-3 (No. 333-71293), under File No. 1-1196 and incorporated herein by reference.

     4.2 Indenture, dated as of January 1, 1992, between ARCO and The Bank of New York, filed with the Commission on January 27, 1999 as Exhibit 4.3 to ARCO's Registration Statement on
                Form S-3 (No. 333-71293, under File No. 1-1196) and incorpo-rated herein by reference.

     4.3 Instruments defining the rights of holders of long-term debt which is not registered under the Securities Exchange Act of 1934 are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the consolidated total assets of the Company. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

 Exhibit No.    Description
 -----------    -----------
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

 Exhibit No.    Description
 -----------    -----------
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

 Exhibit No.    Description
 -----------    -----------
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

 Exhibit No.    Description
 -----------    -----------
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